Form 10-Q
period 2017-06-30
CRISPR Therapeutics AG
filed 2017-08-10
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-37923

CRISPR THERAPEUTICS AG

(Exact name of Registrant as specified in its charter)

Switzerland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Baarerstrasse 14 6300 Zug, Switzerland	Not Applicable
(Address of principal executive offices)	(zip code)

+41 (0)41 561 32 77

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

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

As of August 7, 2017, there were 40,591,669 shares of registrant’s common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$272,264	$315,520
Accounts receivable, including related party amounts of $1,340 and $752 as of June 30, 2017 and December 31, 2016, respectively	6,814	3,157
Prepaid expenses and other current assets including related party amounts of $1,141 and $0 as of June 30, 2017 and December 31, 2016, respectively	2,207	1,511

Total current assets	281,285	320,188
Property and equipment, net	19,927	21,027
Intangible assets, net	372	399
Restricted cash	3,154	3,150
Other non-current assets	237	198

Total assets	$304,975	$344,962

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,559	$4,569
Accrued expenses, including related party amounts of $305 and $537 as of June 30, 2017 and December 31, 2016, respectively	11,888	16,320
Accrued tax liabilities	272	23
Deferred rent	1,027	1,027
Other current liabilities	68	59

Total current liabilities	15,814	21,998
Deferred revenue, including related party amounts of $284 and $527 as of June 30, 2017 and December 31, 2016, respectively	79,232	77,646
Deferred rent non-current	11,928	12,283
Other non-current liabilities	198	189

Total liabilities	107,172	112,116

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common shares, CHF 0.03 par value, 40,556,891 and 40,253,674 shares authorized at June 30, 2017 and December 31, 2016, respectively, 40,484,288 and 40,164,307 shares issued at June 30, 2017 and December 31, 2016, respectively, 40,039,415 and 39,719,434 shares outstanding at June 30, 2017 and December 31, 2016, respectively, 17,079,353 and 15,325,607 shares in conditional capital at June 30, 2017 and December 31, 2016, respectively	1,226	1,216
Treasury shares, at cost, 444,873 shares at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	297,446	288,739
Accumulated deficit	(100,873)	(57,083)
Accumulated other comprehensive income (loss)	4	(26)

Total shareholders’ equity	197,803	232,846

Total liabilities and shareholders’ equity	$304,975	$344,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaboration revenue (1)	$3,582	$795	$6,285	$1,271
Operating expenses:
Research and development (2)	17,120	8,602	31,925	14,614
General and administrative	7,768	8,751	16,410	14,867

Total operating expenses	24,888	17,353	48,335	29,481

Loss from operations	(21,306)	(16,558)	(42,050)	(28,210)

Other (expense) income:
Interest expense	—	—	—	(8,050)
Loss from equity method investment	(505)	(686)	(951)	(686)
Gain on extinguishment of convertible loan	—	—	—	11,482
Other (expense) income, net	(161)	80	(167)	(66)

Total other (expense) income, net	(666)	(606)	(1,118)	2,680

Net loss before income taxes	(21,972)	(17,164)	(43,168)	(25,530)

Provision for income taxes	(343)	—	(622)	(76)

Net loss	(22,315)	(17,164)	(43,790)	(25,606)
Foreign currency translation adjustment	6	(13)	30	(17)

Comprehensive loss	$(22,309)	$(17,177)	$(43,760)	$(25,623)

Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	$(22,315)	$(17,164)	$(43,790)	$(25,606)
Loss attributable to noncontrolling interest	—	7	—	10

Net loss attributable to common shareholders	$(22,315)	$(17,157)	$(43,790)	$(25,596)

Net loss per share attributable to common shareholders—basic and diluted	$(0.56)	$(3.15)	$(1.10)	$(4.66)

Weighted-average common shares outstanding used in net loss per share attributable to common shareholders—basic and diluted	39,895,938	5,448,855	39,811,412	5,488,467

(1) Including the following revenue from a related party, see Note 11:	$1,475	$—	$2,639	$—
(2) Including the following research and development expense with a related party, See Note 11:	$1,355	$—	$2,491	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(43,790)	$(25,606)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,426	277
Equity-based compensation	7,026	4,523
Non-cash interest	—	8,050
Loss from disposal of property and equipment	—	28
Unrealized foreign currency remeasurement loss	(9)	14
Gain on extinguishment of convertible loan	—	(11,482)
Loss from equity method investment	951	686
Changes in:
Restricted cash	(4)	(2,453)
Accounts receivable	(3,657)	(1,015)
Prepaid expenses and other assets	(736)	(2,573)
Accounts payable and accrued expenses	(2,103)	4,988
Deferred revenue	1,586	710
Deferred rent	(355)	184
Other liabilities, net	278	51

Net cash used in operating activities	(39,387)	(23,618)

Investing activities:
Purchase of property and equipment	(4,615)	(1,279)
Proceeds from contribution of intellectual property to equity method investee	—	20,000
Cash investment in equity method investee	—	(100)

Net cash (used in) provided by investing activities	(4,615)	18,621

Financing activities:
Proceeds from issuance of Series A-3 preferred shares	—	22,850
Proceeds from issuance of Series B preferred shares	—	38,075
Proceeds from issuance of convertible loans	—	35,000
Proceeds from exercise of options	715	—

Net cash provided by financing activities	715	95,925

Effect of exchange rate changes on cash	31	(40)
(Decrease) increase in cash	(43,256)	90,888

Cash, beginning of period	315,520	155,961

Cash, end of period	$272,264	$246,849

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$2,697	$47

Conversion of Vertex convertible loan and accrued interest	$—	$61,929

Noncash contribution of intellectual property to Casebia LLP	$—	$36,372

Issuance costs for public offering in accounts payable and accrued expenses	$—	$1,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Operations

The Company

CRISPR Therapeutics AG (“CRISPR” or the “Company”) was formed on October 28, 2013 in Basel, Switzerland. The Company was established to translate CRISPR/Cas9, a genome editing technology, into transformative gene-based medicines for the treatment of serious human diseases. The foundational intellectual property underlying the Company’s operations was licensed to the Company and its subsidiaries in April 2014. The Company devotes substantially all of its efforts to product research and development activities, initial market development and raising capital. The Company’s principal offices are located in Zug, Switzerland and its principal research operations are in Cambridge, Massachusetts.

On January 23, 2014, the founders of the Company formed TRACR Hematology Limited (“TRACR”), wholly-owned subsidiary of the Company, in the United Kingdom, to further the development of the CRISPR/Cas9 technology into medicines for the treatment of blood-borne illnesses. As the Company was funding and managing TRACR’s operations in 2014, it has been consolidated by the Company from the date that the Company established a variable interest in TRACR in April 2014. In March 2015, the Company acquired 82.1% of the outstanding equity of TRACR in a share exchange transaction. Concurrent with its initial public offering (“IPO”) in October 2016, the Company acquired the outstanding non-controlling interest in TRACR.

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

The Company had an accumulated deficit of $100.9 million as of June 30, 2017 and has financed its operations to date from proceeds obtained from its IPO, a series of preferred shares and convertible loan issuances, and upfront fees received under its collaboration and joint venture arrangements. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses.

Liquidity

The Company expects its cash of $272.3 million at June 30, 2017 to be sufficient to fund its current operating plan for at least the next 24 months. Thereafter, the Company may be required to obtain additional funding. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”). There have been no material changes to the significant accounting policies during the six months ended June 30, 2017.

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

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, and include the accounts of (i) the Company, and (ii) its wholly-owned subsidiaries, CRISPR Ltd., CRISPR Inc., and TRACR. All intercompany accounts and transactions have been eliminated. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The Company accounts for its 50% investment in Casebia Therapeutics LLC (“Casebia”) under the equity method of accounting. See Note 7 for further details.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, equity-based compensation expense, revenue recognition, equity method investments, fair value of intangible assets, the provision for or benefit from income taxes and reported amounts of research and development expenses during the period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. The consolidated statements reflect all adjustments which are of a normal recurring nature necessary for presentation. Actual results may differ from those estimates or assumptions.

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

The following common share equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in common stock equivalent shares):

	As of
	June 30, 2017	December 31, 2016
Outstanding options	5,636,786	4,535,371
Unvested unissued restricted common shares	72,603	89,367

Total	5,709,389	4,624,738

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

The Revenue ASUs noted above provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the new standard effective January 1, 2018 under the full retrospective method. The Company is in the process of determining the impact of the Revenue ASUs on its financial statements as it relates to their revenue generating collaboration agreements. The Company continues to make progress on the assessment of its two collaboration agreements and is in the process of developing its revenue recognition policy under the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, which is the year ended December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the new guidance and the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”). The guidance changes how companies account for certain aspects of equity-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee’s shares than it can under current guidance for tax withholding purposes providing for withholding at the employee’s maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company adopted the new standard January 1, 2017. The Company made an accounting policy election to account for the impact of pre-vesting forfeitures as they occur rather than applying an estimated forfeiture rate, as previously required. Adoption did not materially impact the consolidated financial statements.

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

3. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	June 30,	December 31,
	2017	2016
Computer equipment and software	$285	$110
Furniture, fixtures, and other	2,079	2,044
Laboratory equipment	5,985	2,970
Leasehold improvements	13,742	15,780
Construction work in process	176	1,065

	22,267	21,969
Accumulated Depreciation	(2,340)	(942)

Property and equipment, net	$19,927	$21,027

Depreciation expense for the three and six months ended June 30, 2017 was $0.7 million and $1.4 million respectively. Depreciation expense for the three and six months ended June 30, 2016 was $0.1 million and $0.2 million, respectively.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Payroll and employee-related costs	$3,567	$2,585
Research costs	1,561	996
Licensing fees	783	492
Professional fees	1,892	2,715
Intellectual property costs	1,255	3,372
Accrued property and equipment	2,663	5,081
Other	167	1,079

Total	$11,888	$16,320

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

6. Commitments and Contingencies

License Agreement with StrideBio LLC

On April 13, 2017, the Company and its affiliates entered into a development and option agreement with StrideBio LLC (“StrideBio”), to research and develop novel adeno-associated virus capsids. Pursuant to the license agreement, the Company made a one-time upfront payment of $0.5 million to StrideBio, an achieved milestone payment of $0.3 million and is required to pay StrideBio up to $3.0 million upon the achievement of research milestones. Under the agreement, the Company is also contingently obligated to purchase a convertible note in the amount of $0.5 million, which was deemed to be fair value as of the date the investment was executed in the third quarter. The terms of this investment are further disclosed in Note 12.

Operating Leases

In March 2017, the Company subleased a portion of one research and office facility to a third party effective April 1, 2017. The sublease term is less than the remaining term under the original lease, and as a result, the Company does not believe it has met a cease use date as it may re-enter the space following the sublease. Payments to be received from the sublessee are approximately $2.8 million and will offset scheduled rent payments due to the landlord under the original lease for the sublease term.

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

Under the Invention Management Agreement signed on December 15, 2016, the Company is obligated to share costs related to patent maintenance, defense and prosecution. During the three and six months ended June 30, 2017, the Company incurred $0.5 million and $1.0 million, respectively, in shared costs. During the three and six months ended June 30, 2016, the Company incurred $0.3 million, and $0.8 million, respectively, in shared costs. The Company had accrued legal costs from the cost sharing of $0.8 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively.

7. Significant Contracts

Intellectual Property Agreements

CRISPR Therapeutics AG—Charpentier License Agreement

In April 2014, the Company entered into a technology license agreement with Dr. Charpentier pursuant to which the Company licensed certain intellectual property rights under joint ownership from Dr. Charpentier to develop and commercialize products for the treatment or prevention of human diseases other than hemoglobinopathies (“CRISPR—Charpentier License Agreement”). In consideration for the granting of the license, the Company paid Dr. Charpentier an upfront fee of CHF 0.1 million ($0.1 million), and agreed to pay an immaterial annual license maintenance fee if Dr. Charpentier is not otherwise engaged in a service arrangement with the Company. During the years ended December 31, 2016 and 2015, and three months ended June 30, 2017 and 2016, Dr. Charpentier has been in a consulting arrangement with the Company, as such, no annual payments have been made under this provision. Dr. Charpentier is entitled to receive nominal clinical milestone payments. The Company is also obligated to pay Dr. Charpentier a low single digit percentage of sublicensing payments received under any sublicense agreement with a third party. In addition, the Company is also obligated to pay to Dr. Charpentier a low single-digit percentage royalty based on annual net sales of licensed products and licensed services by the Company and its affiliates and sublicensees.

During the three and six months ended June 30, 2017, the Company did not record any sublicensing fees due to Dr. Charpentier. During the three and six months ended June 30, 2016, the Company recorded $0 and $0.3 million, respectively, of sublicensing fees due to Dr. Charpentier These expenses were under the terms of the CRISPR—Charpentier License Agreement that was triggered by the execution of the Bayer Agreement (“Bayer Agreement”).

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

During the three and six months ended June 30, 2017 and 2016, the Company did not record any sublicensing fees due to Dr. Charpentier under the terms of the TRACR—Charpentier License Agreement.

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

During the three and six months ended June 30, 2017 and 2016, the sublicensing fees due to the Assignors under the terms of the Patent Assignment Agreement that was triggered under the Vertex Collaboration Agreement (the “Vertex Collaboration Agreement”) and by the execution of the Bayer Agreement were immaterial.

Collaboration Agreement with Vertex Pharmaceuticals, Incorporated

On October 26, 2015, the Company entered into a strategic collaboration, option, and license agreement (“Collaboration Agreement”) with Vertex, focused on the use of CRISPR’s gene editing technology, CRISPR/Cas9, to discover and develop potential new treatments aimed at the underlying genetic causes of human disease.

During the three and six months ended June 30, 2017, the Company recognized $2.1 million and $3.6 million of revenue related to the collaboration with Vertex. During the three and six months ended June 30, 2016, the Company recognized $0.8 million and $1.3 million of revenue related to the collaboration with Vertex. Research and development expense incurred by the Company in relation to its performance under the Collaboration Agreement for the three and six months ended June 30, 2017 was $3.3 million and $5.9 million, respectively. Research and development expense incurred by the Company in relation to its performance under the Collaboration Agreement for the three and six months ended June 30, 2016 was $1.6 million and $3.3 million, respectively. As of June 30, 2017, and December 31, 2016, there was $78.9 million and $77.1 million of non-current deferred revenue related to the Vertex Collaboration Agreement, respectively.

Joint Venture with Bayer Healthcare LLC

On December 19, 2015, the Company entered into an agreement with Bayer HealthCare LLC to establish a joint venture to discover, develop and commercialize new therapeutics to cure blood disorders, blindness, and congenital heart disease. On February 12, 2016, the Company and Bayer HealthCare completed the formation of the joint venture entity, Casebia Therapeutics LLC (“Casebia”). CRISPR contributed its proprietary CRISPR/Cas9 gene editing technology and intellectual property for selected disease indications to Casebia and Bayer HealthCare contributed its protein engineering expertise and relevant disease know-how to Casebia.

At June 30, 2017 and December 31, 2016, the value of the Company’s equity method investment in Casebia was zero.

During the three and six months ended June 30, 2017, the Company recognized $1.5 million and $2.6 million of revenue, respectively, related to the collaboration with Casebia. During the three and six months ended June 30, 2017, the Company recognized $1.4 million and $2.5 million of research and development expense, respectively, in relation to its performance under the agreement. During the three and six months ended June 30, 2017, the Company recognized $0.5 million and $1.0 million respectively, of stock-based compensation expense related to Casebia employees. During the three and six months ended June 30, 2016, the Company did not recognize any revenue, research and development expense or stock-based compensation expense related to the collaboration with Casebia. Non-current deferred revenue related to the Company’s collaboration with Casebia was $0.3 million and $0.5 million as of June 30, 2017 and December 31, 2016, respectively. Unrecognized equity method losses in excess of the Company’s equity investment in Casebia was $10.8 million and $4.0 million as of June 30, 2017 and December 31, 2016, respectively.

Total operating expenses, and net loss of Casebia for the three and six months ended June 30, 2017 was $9.0 million and $14.6 million, respectively. Total operating expenses, and net loss of Casebia for the three and six months ended June 30, 2016 was $1.0 million and $74.8 million, respectively, which included research and development expenses of $71.4 million for the fair value of the CRISPR license contributed to Casebia in the formation of the JV.

8. Share Capital

The Company had 40,556,891 registered common shares as of June 30, 2017, with a par value of CHF 0.03 per share, which includes 72,603 shares of unvested unissued restricted common stock and 444,873 treasury shares which are legally outstanding but not considered outstanding for accounting purposes.

Conditional Capital Reserved for Future Issuance

The Company had the following conditional capital reserved for future issuance:

	As of
Conditional Capital	June 30, 2017	December 31, 2016
Unvested unissued restricted stock	166,667	166,667
Outstanding stock options	5,636,786	4,535,371
Reserved for future issuance under stock option plans (1)	5,942,974	5,290,643
Shares available for bonds and similar debt instruments	4,919,700	4,919,700
Shares available for employee purchase plans	413,226	413,226

Total	17,079,353	15,325,607

(1)	The Company’s Board of Directors approved an increase to the option pool of 2,012,684 options in May 2017.

9. Equity-based Compensation

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and restricted stock awards. Stock options and restricted stock awards generally vest over four years with 25% vesting on the first anniversary of service commencement and the remaining 75% vesting monthly thereafter. Effective January 1, 2017, the Company adopted ASU 2016-09, and made an accounting policy election to account for the impact of pre-vesting forfeitures as they occur rather than applying an estimated forfeiture rate, as previously required. The following table presents stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,946	$853	$3,676	$1,491
General and administrative	1,780	2,648	3,350	3,032
Loss from equity method investment	505	—	951	—

Total	$4,231	$3,501	$7,977	$4,523

Grant-Date Fair Value

The Company estimated the fair value of each employee and non-employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Six Months Ended June 30,
	2017	2016
Employees:
Weighted average expected volatility	72.7%	77.9%
Expected term (in years)	6.0	6.0
Risk free interest rate	1.8 - 2.3%	1.4 - 1.5%
Expected dividend yield	0.0%	0.0%
Non-employees:
Weighted average expected volatility	83.6%	n/a
Expected term (in years)	10.0	n/a
Risk free interest rate	2.3%	n/a
Expected dividend yield	0.0%	n/a

The fair value of the restricted stock awards was determined based on the fair value of the common shares on the grant date. Non-employee stock options and restricted stock awards, including those to employees of Casebia, are marked-to-market at each reporting period.

Share Based Payment Activity

Stock Option Awards

The following table summarizes stock option activity for employees and non-employees (intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	4,535,371	$8.38	9.1	$53,966

Granted	1,750,048	$16.13
Exercised	(304,173)	$2.40
Cancelled or forfeited	(344,460)	$5.11

Outstanding at June 30, 2017	5,636,786	$11.29	9.0	$30,510

Exercisable at June 30, 2017	1,319,922	$5.94	8.4	$13,309

Vested or expected to vest at June 30, 2017 (1)	5,609,286	$11.26	9.0	$30,467

(1)	Represents the number of vested options at June 30, 2017 plus the number of unvested options expected to vest in the future.

As of June 30, 2017, total unrecognized compensation expense related to stock options was $35.7 million which the Company expects to recognize over a remaining weighted-average period of 3.2 years.

During the six months ended June 30, 2017 and 2016, the Company granted options to purchase 60,000 and 13,333 common shares, respectively, subject to performance-based vesting conditions. As of June 30, 2017, options to purchase 335,372 common shares subject to performance-based vesting conditions were vested, as performance conditions were achieved, and no options to purchase common shares subject to performance-based vesting conditions were deemed probable of vesting.

Restricted Stock Awards

The following table summarizes restricted stock activity for employees and non-employees during the six months ended June 30, 2017:

	Reflected as outstanding upon vesting	Reflected as outstanding upon grant date	Total	Weighted- Average Grant Date Fair Value
Unvested restricted common shares as of December 31, 2016	89,367	650,856	740,223	$3.84

Vested	(16,764)	(212,075)	(228,839)	4.02

Unvested restricted common shares as of June 30, 2017	72,603	438,781	511,384	$3.76

During the six months ended June 30, 2017, the total fair value of vested restricted common shares was $4.2 million. As of June 30, 2017, total unrecognized compensation expense related to unvested restricted common shares was $4.0 million which the Company expects to recognize over a remaining weighted-average period of one year.

The Company did not grant any restricted common shares subject to performance-based vesting conditions during the six months ended June 30, 2017. As of June 30, 2017, 50,000 restricted common shares subject to performance-based vesting conditions were vested.

During the year ended December 31, 2016, the Company and Fay Corp. transferred 290,400 common shares to a founder, 268,093 of which were subject to vesting conditions with a weighted average grant date fair value of $12.65 per share. The unvested common shares are subject to repurchase by the Company upon termination of the holder’s service relationship with the Company as well as upon certain triggering events such as termination for cause, material breach of agreement and insolvency of the holder. During the three and six months ended June 30, 2017, the Company recognized expense related to these common shares in the amount of $0.2 million and $0.4 million respectively. During the three and six months ended June 30, 2016, the Company recognized expense related to these common shares in the amount of $2.2 million and $2.2 million respectively.

10. Income Taxes

During the three and six months ended June 30, 2017, the Company recorded an income tax provision of $0.3 million and $0.6 million, respectively, representing an effective tax rate of -1.6%, and -1.44%, respectively. During the three and six months ended June 30, 2016, the Company recorded an income tax provision of $0 and $76 thousand, respectively, representing an effective tax rate of 0% and -0.3%, respectively. The income tax provision is primarily attributable to the year-to-date pre-tax income earned by the Company’s U.S. and U.K. subsidiaries. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings and losses that are not benefited. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable. As a result, the Company has not recognized a tax benefit related to losses generated in Switzerland in the current periods.

11. Related Party Transactions

The Company is a party to intellectual property license agreements with Dr. Charpentier. As of June 30, 2017, and December 31, 2016, the Company owed Dr. Charpentier approximately $0 and $0.5 million, respectively, of sublicense fees primarily related to the Bayer Agreement. During the three and six months ended June 30, 2017, the Company did not record any sublicensing fees due to Dr. Charpentier in research and development expense related to the Bayer Agreement. During the three and six months ended June 30, 2016, the Company recorded sublicensing fees of $0 and $0.3 million, respectively, due to Dr. Charpentier in research and development expense related to the Bayer Agreement.

The Company is a party to the JV with Bayer HealthCare. During the three and six months ended June 30, 2017, the Company recognized revenue of $1.5 million, and $2.6 million, respectively, related to the collaboration with Casebia. During the three and six months ended June 30, 2017, the Company recognized research and development expense of $1.4 million and $2.5 million, respectively, related to the performance of services for Casebia. During the three and six months ended June 30, 2016 the Company did not recognize revenue or research and development expenses related to the collaboration with Casebia. As of June 30, 2017, and December 31, 2016, the Company had accounts receivable of $1.3 million and $0.8 million, respectively, other current assets related to receivables associated with shared license research arrangements of $1.1 million and $0, respectively, and deferred revenue of $0.3 million and $0.5 million, respectively, related to Casebia.

12.	Subsequent Events

On April 13, 2017, the Company entered into a development and option agreement with StrideBio (Note 6) to research and develop novel adeno-associated virus capsids. Under the agreement, the Company was contingently obligated to purchase a convertible note in the amount of $0.5 million which was deemed to be fair value as of the date the investment was executed in the third quarter. The note was signed on August 1, 2017. The note will be convertible into StrideBio’s preferred stock upon the occurrence of a qualified financing that exceeds $3.0 million, the conversion price of which will be based on the price per share of the qualified financing. Upon conversion, the Company will receive a number of securities equal to the quotient of a fraction, the numerator of which is the total outstanding unpaid amount of principal and accrued interest due under the convertible note on the date of conversion, and the denominator of which is an amount equal to eighty percent (80%) of the lowest price per share at which the StrideBio sells and issues such shares to investors. On August 1, 2018, unless converted, StrideBio will pay the Company the principal amount outstanding, together with simple interest thereon accrued at a rate per annum equal to 8%, from and after the date StrideBio received the convertible note funds.

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

Since our inception in October 2013, we have devoted substantially all of our resources to initiating the conduct of our research and development efforts, identifying potential product candidates, undertaking drug discovery and preclinical development activities, building and protecting our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through the initial public offering (“IPO”) of our common shares, private placements of our preferred and common shares, convertible loans and collaboration agreements with strategic partners. From our inception through June 30, 2017, we raised an aggregate of $397.8 million of which $53.7 million consisted of proceeds from our IPO, $35.0 million from a private placement of our common shares, $125.2 million of gross proceeds from private placements of preferred shares, $73.2 million from the issuance of convertible loans, $75.0 million from an upfront payment under our collaboration with Vertex Pharmaceuticals, Incorporated, or Vertex, $35.0 million from a technology access fee related to our license of technology to Casebia Therapeutics, LLC, our joint venture, or JV, with Bayer HealthCare LLC, or Bayer HealthCare and $0.7 million from the exercise of stock options.

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

All of our revenue to date has been collaboration revenue. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. As of June 30, 2017, we had $272.3 million in cash and an accumulated deficit of $100.9 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates, conduct preclinical studies enabling clinical trial applications and initiate clinical trials for our most advanced product candidates which are from our hemoglobinopathy program targeting both beta thalassemia and sickle cell disease; initiate preclinical testing and clinical trials for any other product candidates we identify and develop, maintain, expand and protect our intellectual property portfolio, further develop our gene editing platform; hire additional research, clinical and scientific personnel; acquire or in license other technologies; and incur additional costs associated with operating as a public company.

Collaboration Agreement and Joint Venture Agreement

In October 2015, we entered into a strategic research collaboration agreement with Vertex focused on the development of CRISPR/Cas9-based therapies. Under the terms of our agreement, we received an upfront, nonrefundable payment of $75.0 million and proceeds from a convertible loan of $30.0 million.

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

Financial Overview

Revenue

We have not generated any revenue to date from product sales and do not expect to do so in the future. During the three and six months ended June 30, 2017, we recognized revenue related to our collaboration agreements with Vertex and Casebia in the aggregate amount of $3.6 million and $6.3 million respectively. During the three and six months ended June 30, 2016, we recognized revenue related to our collaboration agreements with Vertex and Casebia in the aggregate amount $0.8 million and $1.3 million, respectively. As of June 30, 2017, we had not received any milestone or royalty payments under the Vertex Collaboration Agreement. For additional information about our revenue recognition policy, see the “Critical Accounting Policies and Estimates—Revenue” in our Annual Report.

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

Results of Operations

Comparison of three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the dollar change in those items:

	Three Months Ended June 30,		Period to Period Change
	2017	2016
	(in thousands)
Collaboration revenue	$3,582	$795	$2,787
Operating expenses:
Research and development	17,120	8,602	8,518
General and administrative	7,768	8,751	(983)

Total operating expenses	24,888	17,353	7,535

Loss from operations	(21,306)	(16,558)	(4,748)
Other expense, net	(666)	(606)	(60)

Net loss before income taxes	(21,972)	(17,164)	(4,808)
Provision for income taxes	(343)	—	(343)

Net loss	$(22,315)	$(17,164)	$(5,151)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2017 was $3.6 million, compared to $0.8 million for the three months ended June 30, 2016. The increase of $2.8 million was due to an increase in research and development service revenue from our collaboration agreements with Vertex and Casebia of $1.3 million and $1.5 million, respectively.

Research and Development Expenses

Research and development expenses were $17.1 million for the three months ended June 30, 2017, compared to $8.6 million for the three months ended June 30, 2016. The increase of $8.5 million was primarily attributable to the following increases: $2.1 million of facilities costs including rent and utilities at our new research facility, $3.2 million of variable research and development costs including significant toxicology studies, $2.3 million of employee-related costs and $1.1 million of employee stock based compensation costs. These increases were partially offset by a decrease of $0.2 million in professional services costs.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the three months ended June 30, 2017, compared to $8.8 million for the three months ended June 30, 2016. The decrease of $1.0 million was primarily due to decreases in costs associated with a 2016 passive foreign investment company (“PFIC”) tax liability of $2.0 million and employee stock based compensation expense of $0.9 million. The decreases were offset by the following increases: $1.0 million of employee-related costs to support our overall growth, $0.6 million of professional and consulting expenses including legal and intellectual property and $0.3 million in facilities costs including rent and utilities at our new facility.

Other Expense, Net

Other expense income, net, was $0.7 million of expense for the three months ended June 30, 2017, compared to $0.6 million of expense for the three months ended June 30, 2016.

Comparison of six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the dollar change in those items:

	Six Months Ended June 30,		Period to Period Change
	2017	2016
	(in thousands)
Collaboration revenue	$6,285	$1,271	$5,014
Operating expenses:
Research and development	31,925	14,614	17,311
General and administrative	16,410	14,867	1,543

Total operating expenses	48,335	29,481	18,854

Loss from operations	(42,050)	(28,210)	(13,840)
Other (expense) income, net	(1,118)	2,680	(3,798)

Net loss before income taxes	(43,168)	(25,530)	(17,638)
Provision for income taxes	(622)	(76)	(546)

Net loss	$(43,790)	$(25,606)	$(18,184)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2017 was $6.3 million, compared to $1.3 million for the six months ended June 30, 2016. The increase of $5.0 million was due to an increase in research and development service revenue from our collaboration agreements with Vertex and Casebia of $2.4 million and $2.6 million, respectively.

Research and Development Expenses

Research and development expenses were $31.9 million for the six months ended June 30, 2017, compared to $14.6 million for the six months ended June 30, 2016. The increase of $17.3 million was primarily attributable to the following increases: $4.7 million of facilities costs including rent and utilities at our new research facility, $5.9 million of variable research and development program costs with toxicology studies, $4.7 million of employee-related costs and $2.2 million of employee stock based compensation costs. These increases were partially offset by a decrease in professional services costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $16.4 million for the six months ended June 30, 2017, compared to $14.9 million for the six months ended June 30, 2016. The increase of $1.5 million was primarily due to the following increases: $2.0 million of employee-related costs to support our overall growth, $0.3 million of employee stock based compensation expense, $1.5 million in facilities costs including rent and utilities at our new research facility and $0.1 million in professional services costs. The increases were offset by a reduction of $2.4 million in our 2016 PFIC tax obligation and franchise taxes on the convertible preferred stock financings.

Other (Expense) Income, Net

Other (expense) income, net was $1.1 million of expense for the six months ended June 30, 2017, compared to $2.7 million of income for the six months ended June 30, 2016. The decrease of $3.8 million was primarily due to a loss from equity method investment of $1.0 million in the six months ended June 30, 2017 as compared to a gain of $11.5 million on the extinguishment of the convertible loan with Vertex partially offset by a loss from equity method investment of $0.7 million and interest expense of $8.0 million on the convertible loan with Bayer recognized in the six months ended June 30, 2016.

Liquidity and Capital Resources

From our inception through June 30, 2017, we raised an aggregate of $397.8 million, of which $53.7 million consisted of proceeds from our IPO, $35.0 million from a private placement of our common shares, $125.2 million of gross proceeds from private placements of preferred shares, $73.2 million from the issuance of convertible loans, an up-front payment under our collaboration agreement with Vertex of $75.0 million, technology access fee of $35.0 million from Casebia, pursuant to our JV Agreement with Bayer HealthCare and $0.7 million from the exercise of stock options.

As of June 30, 2017, we had $272.3 million in cash of which approximately $269.0 million was held outside of the United States.

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

Cash Flows

The following table provides information regarding our cash flows for each of the period below:

	Six Months Ended June 30,		Period to Period Change
	2017	2016
	(in thousands)
Net cash used in operating activities	$(39,387)	$(23,618)	$(15,769)
Net cash (used in) provided by investing activities	(4,615)	18,621	(23,236)
Net cash provided by financing activities	715	95,925	(95,210)
Effect of exchange rate changes on cash	31	(40)	71

Net (decrease) increase in cash	$(43,256)	$90,888	$(134,144)

Net Cash Used in Operating Activities

Net cash used in operating activities was $39.4 million for the six months ended June 30, 2017 as compared to $23.6 million for the six months ended June 30, 2016. The net cash used in operating activities for the six months ended June 30, 2017 primarily consisted of a net loss of $43.8 million adjusted for non-cash items (including equity-based compensation expense of $7.0 million, depreciation and amortization expense of $1.4 million and a loss from an equity method investment of $1.0 million), an increase in accounts receivable of $3.7 million, an increase in prepaid expenses and other assets of $0.7 million and a decrease in accounts payable and accrued expenses of $2.1 million, and a decrease of $0.4 million in deferred rent, partially offset by an increase in deferred revenue of $1.6 million and other liabilities of $0.3 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $4.6 million as compared with net cash provided by investing activities for the six months ended June 30, 2016 of $18.6 million. The net cash used in investing activities for the six months ended June 30, 2017 consisted primarily of purchases of property and equipment for use in research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $0.7 million, compared with $96.0 million for the six months ended June 30, 2016. The net cash provided by financing activities for the six months ended June 30, 2017 consisted of proceeds from the exercise of stock options. The cash provided by financing activities for the six months ended June 30, 2016 consisted of the proceeds from our issuances of Series A-3 preferred shares, Series B preferred shares and convertible loans.

Contractual Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described below and in Note 6 to the accompanying financial statements.

We have long-term liabilities associated with uncertain tax positions recorded under ASC 740, Income Taxes totaling $21 thousand. Due to the complexity associated with tax uncertainties, we cannot reasonably make a reliable estimate of the period in which we expect to settle these non-current liabilities. See Note 10 of the unaudited condensed consolidated financial statements contained in Item 1 of this interim report for more information on our unrecognized tax benefits.

Under the Invention Management Agreement (“IMA”) signed on December 15, 2016, the Company is obligated to share costs related to patent maintenance, defense and prosecution for the CRISPR/Cas9 gene editing intellectual property with California, Vienna and their licensees including Caribou Biosciences, Inc. and Caribou’s licensee Intellia Therapeutics, Inc.

Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, the Company implemented an enterprise resource planning (ERP) accounting system. Consequently, the Company’s control environment has been modified to incorporate the controls contained within the new ERP system. Other than this item, no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.

In January 2016, the U.S. Patent and Trademark Office, or USPTO, declared an interference between one of the pending U.S. patent applications we have in-licensed from Dr. Charpentier and twelve issued U.S. patents owned jointly by the Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College, which we refer to individually and collectively as Broad. The interference was redeclared in March 2016 to add a U.S. patent application owned by Broad. An interference is a proceeding conducted at the USPTO by the Patent Trial and Appeal Board, or PTAB, to determine which party was the first to invent subject matter claimed by at least two parties. There were two parties to this interference being Dr. Charpentier, the regents of the University of California, and the University of Vienna (collectively, “UC”) and Broad.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

As of June 30, 2017, we have used the net proceeds ($53.7 million) from the IPO as follows: approximately $33.6 million on research and development activities to advance our product candidates; and approximately $20.1 million for working capital and general corporate purposes. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 19, 2016 pursuant to Rule 424.

Item 6. Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRISPR Therapeutics AG

Dated: August 10, 2017	By:	/s/ Rodger Novak
Rodger Novak
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2017	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
President and Chief Business Officer
(Principal Financial Officer)

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL format.

*	The certification attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of CRISPR Therapeutics AG under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.