Form 10-Q
period 2017-09-30
CRISPR Therapeutics AG
filed 2017-11-08
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

As of November 3, 2017, there were 41,019,352 shares of registrant’s common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$253,519	$315,520
Accounts receivable, including related party amounts of $1,133 and $752 as of September 30, 2017 and December 31, 2016, respectively	3,211	3,157
Prepaid expenses and other current assets, including related party amounts of $583 and $0 as of September 30, 2017 and December 31, 2016, respectively	1,856	1,511
Total current assets	258,586	320,188
Property and equipment, net	19,564	21,027
Intangible assets, net	358	399
Restricted cash	3,154	3,150
Other non-current assets	657	198
Total assets	$282,319	$344,962
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,116	$4,569
Accrued expenses, including related party amounts of $0 and $537 as of September 30, 2017 and December 31, 2016, respectively	8,485	16,320
Accrued tax liabilities	427	23
Deferred rent	1,027	1,027
Other current liabilities	62	59
Total current liabilities	12,117	21,998
Deferred revenue, including related party amounts of $171 and $527 as of September 30, 2017 and December 31, 2016, respectively	79,689	77,646
Deferred rent non-current	11,380	12,283
Other non-current liabilities	175	189
Total liabilities	103,361	112,116
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common shares, CHF 0.03 par value, 40,890,954 and 40,253,674 shares authorized at September 30, 2017 and December 31, 2016, respectively, 40,826,727 and 40,164,307 shares issued at September 30, 2017 and December 31, 2016, respectively, 40,381,854 and 39,719,434 shares outstanding at September 30, 2017 and December 31, 2016, respectively, 16,746,246 and 15,325,607 shares in conditional capital at September 30, 2017 and December 31, 2016, respectively.	1,234	1,216
Treasury shares, at cost, 444,873 shares at September 30, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	303,292	288,739
Accumulated deficit	(125,580)	(57,083)
Accumulated other comprehensive income (loss)	12	(26)
Total shareholders' equity	178,958	232,846
Total liabilities and shareholders’ equity	$282,319	$344,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaboration revenue (1)	$2,387	$1,549	$8,672	$2,820
Operating expenses:
Research and development (2)	17,845	12,052	49,770	26,666
General and administrative	8,112	4,107	24,522	18,974
Total operating expenses	25,957	16,159	74,292	45,640
Loss from operations	(23,570)	(14,610)	(65,620)	(42,820)
Other (expense) income:
Interest expense	-	(1)	-	(8,051)
Loss from equity method investment	(359)	-	(1,310)	(686)
Gain on extinguishment of convertible loan	-	-	-	11,482
Other expense, net	(71)	(75)	(238)	(141)
Total other (expense) income, net	(430)	(76)	(1,548)	2,604
Net loss before income taxes	(24,000)	(14,686)	(67,168)	(40,216)
Provision for income taxes	(707)	(8)	(1,330)	(84)
Net loss	(24,707)	(14,694)	(68,498)	(40,300)
Foreign currency translation adjustment	8	(1)	38	(18)
Comprehensive loss	$(24,699)	$(14,695)	$(68,460)	$(40,318)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	$(24,707)	$(14,694)	$(68,498)	$(40,300)
Loss attributable to noncontrolling interest	-	14	-	24
Net loss attributable to common shareholders	$(24,707)	$(14,680)	$(68,498)	$(40,276)
Net loss per share attributable to common shareholders—basic and diluted	$(0.62)	$(2.77)	$(1.72)	$(7.43)
Weighted-average common shares outstanding used in net loss per share attributable to common shareholders—basic and diluted	40,088,718	5,292,348	39,904,863	5,422,617
(1) Including the following revenue from a related party, see Note 11:	$1,249	$385	$3,888	$385
(2) Including the following research and development expense with a related party, See Note 11:	$1,208	$361	$3,699	$361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(68,498)	$(40,300)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,218	513
Equity-based compensation	11,894	6,816
Non-cash interest	-	8,050
Loss from disposal of property and equipment	-	28
Unrealized foreign currency remeasurement loss	(9)	(7)
Gain on extinguishment of convertible loan	-	(11,482)
Loss from equity method investment	1,310	686
Changes in:
Restricted cash	(4)	(2,453)
Accounts receivable	(54)	(1,753)
Prepaid expenses and other assets	(304)	(694)
Accounts payable and accrued expenses	(2,979)	3,275
Deferred revenue	2,043	1,220
Deferred rent	(903)	196
Other liabilities, net	31	11
Net cash used in operating activities	(55,255)	(35,894)
Investing activities:
Purchase of property and equipment	(7,609)	(2,788)
Proceeds from contribution of intellectual property to equity method investee	-	20,000
Purchase of available for sale debt security	(500)	(100)
Net cash (used in) provided by investing activities	(8,109)	17,112
Financing activities:
Proceeds from issuance of common shares	-	16
Proceeds from issuance of Series A-3 preferred shares	-	22,850
Proceeds from issuance of Series B preferred shares	-	38,075
Issuance costs for preferred share financings	-	(1,810)
Payment of public offering costs	-	(2,677)
Proceeds from issuance of convertible loans	-	35,000
Proceeds from exercise of options	1,324	-
Net cash provided by financing activities	1,324	91,454
Effect of exchange rate changes on cash	39	(20)
(Decrease) increase in cash	(62,001)	72,652
Cash, beginning of period	315,520	155,961
Cash, end of period	$253,519	$228,613
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$118	$246
Conversion of Vertex convertible loan and accrued interest	$-	$61,929
Noncash contribution of intellectual property to Casebia Therapeutics LLP	$-	$36,372
Issuance costs for public offering in accounts payable and accrued expenses	$-	$825

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

The Company had an accumulated deficit of $125.6 million as of September 30, 2017 and has financed its operations to date from proceeds obtained from its IPO, private placements of our preferred and common shares, convertible loans and collaboration agreements with strategic partners. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses.

Liquidity

The Company expects its cash of $253.5 million at September 30, 2017 to be sufficient to fund its current operating plan through at least the next 24 months. Thereafter, the Company may be required to obtain additional funding. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”). There have been no material changes to the significant accounting policies during the nine months ended September 30, 2017.

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

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, and include the accounts of (i) the Company, and (ii) its wholly-owned subsidiaries, CRISPR Ltd., CRISPR Inc., and TRACR. All intercompany accounts and transactions have been eliminated. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The Company accounts for its 50% interest in Casebia Therapeutics LLP (“Casebia”) under the equity method of accounting. See Note 7 for further details.

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

The following common share equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in common stock equivalent shares):

	As of
	September 30, 2017	December 31, 2016
Outstanding options	5,778,629	4,535,371
Unvested unissued restricted common shares	64,227	89,367
Total	5,842,856	4,624,738

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

The Revenue ASUs noted above provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).  The Company currently anticipates adopting the new standard effective January 1, 2018 under the modified retrospective method.

The Company is in the process of evaluating its two revenue generating collaboration arrangements to determine the impact, if any, resulting from the adoption of the new revenue recognition standard.  The Company expects that under the new standard, the Company will continue to recognize revenue allocated to R&D services overtime with the recognition of amounts allocated to certain licenses at a point in time, which is consistent with our current revenue recognition model.  The Company is still evaluating the impact of the new standard will have on the accounting for costs to obtain and fulfill its contracts, as well as changes to the Company’s disclosures.  The actual impact of adoption may change until the Company has finalized its evaluation.

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

3. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	September 30,	December 31,
	2017	2016
Computer equipment and software	$285	$110
Furniture, fixtures, and other	2,104	2,044
Laboratory equipment	6,392	2,970
Leasehold improvements	13,774	15,780
Construction work in process	127	1,065
	22,682	21,969
Accumulated Depreciation	(3,118)	(942)
Property and equipment, net	$19,564	$21,027

Depreciation expense for the three and nine months ended September 30, 2017 was $0.8 million and $2.2 million respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $0.2 million and $0.5 million, respectively.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Payroll and employee-related costs	$4,126	$2,585
Research costs	1,580	996
Licensing fees	651	492
Professional fees	1,281	2,715
Intellectual property costs	731	3,372
Accrued property and equipment	-	5,081
Other	116	1,079
Total	$8,485	$16,320

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

Convertible Loan with Bayer Global Investments B.V.

On January 29, 2016, in connection with a Joint Venture (“JV”) with Bayer HealthCare LLC (“Bayer HealthCare”), the Company entered into a Convertible Loan Agreement (the “Bayer Convertible Loan”) with Bayer Global Investments B.V. (“Bayer BV”) under which the Company borrowed $35.0 million. The Bayer Convertible Loan accrued interest at 2.0% per annum and matured on January 29, 2016. The Bayer Convertible Loan included various embedded conversion, redemption and other features, none of which required separate accounting from the host instrument under ASC 815.

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

6. Commitments and Contingencies

Research Agreements

The Company is party to a number of research license agreements which require upfront payments, future royalty payments and potential milestone payments from time to time which could be significant. In connection with these agreements, the Company has made upfront payments of $1.2 million and milestone payments of $0.6 million to date.

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

Under the Invention Management Agreement signed on December 15, 2016, the Company is obligated to share costs related to patent maintenance, defense and prosecution. During the three and nine months ended September 30, 2017, the Company incurred $0.1 million and $1.1 million, respectively, in shared costs. During the three and nine months ended September 30, 2016, the Company incurred $0.2 million, and $1.0 million, respectively, in shared costs. The Company had accrued legal costs from the cost sharing of $0.5 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively.

7. Significant Contracts

Intellectual Property Agreements

CRISPR Therapeutics AG—Charpentier License Agreement

In April 2014, the Company entered into a technology license agreement with Dr. Charpentier pursuant to which the Company licensed certain intellectual property rights under joint ownership from Dr. Charpentier to develop and commercialize products for the treatment or prevention of human diseases other than hemoglobinopathies (“CRISPR—Charpentier License Agreement”). In consideration for the granting of the license, the Company paid Dr. Charpentier an upfront fee of CHF 0.1 million ($0.1 million), and agreed to pay an immaterial annual license maintenance fee if Dr. Charpentier is not otherwise engaged in a service arrangement with the Company. During the years ended December 31, 2016 and 2015, and three months ended September 30, 2017 and 2016, Dr. Charpentier has been in a consulting arrangement with the Company, as such, no annual payments have been made under this provision. Dr. Charpentier is entitled to receive nominal clinical milestone payments. The Company is also obligated to pay Dr. Charpentier a low single digit percentage of sublicensing payments received under any sublicense agreement with a third party. In addition, the Company is also obligated to pay to Dr. Charpentier a low single-digit percentage royalty based on annual net sales of licensed products and licensed services by the Company and its affiliates and sublicensees.

During the three and nine months ended September 30, 2017, the Company did not record any sublicensing fees due to Dr. Charpentier. During the three and nine months ended September 30, 2016, the Company recorded $0 and $0.3 million, respectively, of sublicensing fees due to Dr. Charpentier These expenses were under the terms of the CRISPR—Charpentier License Agreement that was triggered by the execution of the JV agreement with Bayer Healthcare (“Bayer Agreement”).

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

During the three and nine months ended September 30, 2017 and 2016, the Company did not record any sublicensing fees due to Dr. Charpentier under the terms of the TRACR—Charpentier License Agreement.

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

During the three and nine months ended September 30, 2017 and 2016, the sublicensing fees due to the Assignors under the terms of the Patent Assignment Agreement that was triggered under the collaboration agreement with Vertex and by the execution of the Bayer Agreement were immaterial.

Collaboration Agreement with Vertex Pharmaceuticals, Incorporated

On October 26, 2015, the Company entered into a strategic collaboration, option, and license agreement (“Collaboration Agreement”) with Vertex, focused on the use of CRISPR’s gene editing technology, CRISPR/Cas9, to discover and develop potential new treatments aimed at the underlying genetic causes of human disease.

During the three and nine months ended September 30, 2017, the Company recognized $1.2 million and $4.8 million of revenue related to the collaboration with Vertex. During the three and nine months ended September 30, 2016, the Company recognized $1.2 million and $2.4 million of revenue related to the collaboration with Vertex. Research and development expense incurred by the Company in relation to its performance under the Collaboration Agreement for the three and nine months ended September 30, 2017 was $2.1 million and $8.0 million, respectively. Research and development expense incurred by the Company in relation to its performance under the Collaboration Agreement for the three and nine months ended September 30, 2016 was $1.7 million and $4.5 million, respectively. As of September 30, 2017, and December 31, 2016, there was $79.5 million and $77.1 million of non-current deferred revenue related to the Collaboration Agreement, respectively.

Joint Venture with Bayer Healthcare LLC

On December 19, 2015, the Company entered into an agreement with Bayer HealthCare LLC to establish a joint venture to discover, develop and commercialize new therapeutics to cure blood disorders, blindness, and congenital heart disease. On February 12, 2016, the Company and Bayer HealthCare completed the formation of the joint venture entity, Casebia Therapeutics LLP (“Casebia”). CRISPR contributed its proprietary CRISPR/Cas9 gene editing technology and intellectual property for selected disease indications to Casebia and Bayer HealthCare contributed its protein engineering expertise and relevant disease know-how to Casebia.

At September 30, 2017 and December 31, 2016, the value of the Company’s equity method investment in Casebia was zero.

During the three and nine months ended September 30, 2017, the Company recognized $1.2 million and $3.9 million of revenue, respectively, related to the collaboration with Casebia. During the three and nine months ended September 30, 2017, the Company recognized $1.2 million and $3.7 million of research and development expense, respectively, in relation to its performance under the agreement. During the three and nine months ended September 30, 2017, the Company recognized $0.4 million and $1.3 million respectively, of stock-based compensation expense related to Casebia employees. During the three and nine months ended September 30, 2016, the Company recognized $0.4 million and $0.4 million of revenue, respectively, related to the collaboration with Casebia. During the three and nine months ended September 30, 2016, the Company recognized $0.4 million and $0.4 million of research and development expense, respectively, in relation to its performance under the agreement. During the three and nine months ended September 30, 2016, the Company recognized $6.0 thousand of stock-based compensation expense related to the collaboration with Casebia. Non-current deferred revenue related to the Company’s collaboration with Casebia was $0.2 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively. Unrecognized equity method losses in excess of the Company’s equity investment in Casebia was $15.7 million and $4.0 million as of September 30, 2017 and December 31, 2016, respectively.

Total operating expenses, and net loss of Casebia for the three and nine months ended September 30, 2017 was $10.2 million and $24.7 million, respectively. Total operating expenses, and net loss of Casebia for the three and nine months ended September 30, 2016 was $3.0 million and $77.1 million, respectively, which included research and development expenses of $71.4 million for the fair value of the CRISPR license contributed to Casebia in the formation of the joint venture.

8. Share Capital

The Company had 40,890,954 registered common shares as of September 30, 2017, with a par value of CHF 0.03 per share, which includes 64,227 shares of unvested unissued restricted common stock and 444,873 treasury shares which are legally outstanding but not considered outstanding for accounting purposes.

Conditional Capital Reserved for Future Issuance

The Company had the following conditional capital reserved for future issuance:

	As of
Conditional Capital	September 30, 2017	December 31, 2016
Unvested unissued restricted stock	166,667	166,667
Outstanding stock options	5,778,629	4,535,371
Reserved for future issuance under stock option plans (1)	5,468,024	5,290,643
Shares available for bonds and similar debt instruments	4,919,700	4,919,700
Shares available for employee purchase plans	413,226	413,226
Total	16,746,246	15,325,607

(1)	The Company’s Board of Directors approved an increase to the option pool of 2,012,684 options in May 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$2,420	$1,343	$6,095	$2,834
General and administrative	2,448	950	5,799	3,982
Loss from equity method investment	359	-	1,310	-
Total	$5,227	$2,293	$13,204	$6,816

Grant-Date Fair Value

The Company estimated the fair value of each employee and non-employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Employees:
Weighted average expected volatility	72.6%	81.8%
Expected term (in years)	6.0	6.0
Risk free interest rate	1.8 - 2.3%	1.1 - 1.5%
Expected dividend yield	0.0%	0.0%
Non-employees:
Weighted average expected volatility	82.7%	93.6%
Expected term (in years)	9.6	10.0
Risk free interest rate	2.3%	1.6%
Expected dividend yield	0.0%	0.0%

The fair value of the restricted stock awards was determined based on the fair value of the common shares on the grant date. Non-employee stock options and restricted stock awards, including those granted to employees of Casebia, are marked-to-market at each reporting period.

Share Based Payment Activity

Stock Option Awards

The following table summarizes stock option activity for employees and non-employees (intrinsic value in thousands):

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	4,535,371	$8.38	9.1	$53,966
Granted	2,240,347	$16.45
Exercised	(645,365)	$2.28
Cancelled or forfeited	(351,724)	$5.25
Outstanding at September 30, 2017	5,778,629	$12.36	8.9	$34,230
Exercisable at September 30, 2017	1,411,943	$8.34	8.5	$13,486
Vested or expected to vest at September 30, 2017 (1)	5,771,129	$12.35	8.9	$34,230

(1)	Represents the number of vested options at September 30, 2017 plus the number of unvested options expected to vest in the future.

As of September 30, 2017, total unrecognized compensation expense related to stock options was $37.0 million which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

During the nine months ended September 30, 2017 and 2016, the Company granted options to purchase 60,000 and 429,998 common shares, respectively, subject to performance-based vesting conditions. As of September 30, 2017, options to purchase 347,872 common shares subject to performance-based vesting conditions have vested, as performance conditions were achieved, and 7,500 options to purchase common shares subject to performance-based vesting conditions were deemed probable of vesting.

Restricted Stock Awards

The following table summarizes restricted stock activity for employees and non-employees during the nine months ended September 30, 2017:

	Reflected as outstanding upon vesting	Reflected as outstanding upon grant date	Total	Weighted- Average Grant Date Fair Value
Unvested restricted common shares as of December 31, 2016	89,367	650,856	740,223	$3.84
Granted	-	75,000	75,000	16.90
Vested	(25,140)	(314,941)	(340,081)	6.22
Cancelled or forfeited	-	(23,938)	(23,938)	1.72
Unvested restricted common shares as of September 30, 2017	64,227	386,977	451,204	$7.30

During the nine months ended September 30, 2017, the total fair value of vested restricted common shares was $6.2 million. As of September 30, 2017, total unrecognized compensation expense related to unvested restricted common shares was $4.0 million which the Company expects to recognize over a remaining weighted-average period of one year.

The Company did not grant any restricted common shares subject to performance-based vesting conditions during the nine months ended September 30, 2017. As of September 30, 2017, 50,000 restricted common shares subject to performance-based vesting conditions were vested.

During the year ended December 31, 2016, the Company and Fay Corp. transferred 290,400 common shares to a founder, 268,093 of which were subject to vesting conditions with a weighted average grant date fair value of $12.65 per share. The unvested common shares are subject to repurchase by the Company upon termination of the holder’s service relationship with the Company as well as upon certain triggering events such as termination for cause, material breach of agreement and insolvency of the holder. During the three and nine months ended September 30, 2017, the Company recognized expense related to these common shares in the amount of $0.2 million and $0.6 million respectively. During the three and nine months ended September 30, 2016, the Company recognized expense related to these common shares in the amount of $0.2 million and $2.4 million respectively.

10. Income Taxes

During the three and nine months ended September 30, 2017, the Company recorded an income tax provision of $0.7 million and $1.3 million, respectively, representing an effective tax rate of -2.9%, and -2.0%, respectively. During the three and nine months ended September 30, 2016, the Company recorded an income tax provision of $8.0 thousand and $0.1 million, respectively, representing an effective tax rate of -0.1% and -0.2%, respectively. The income tax provision is primarily attributable to the year-to-date pre-tax income earned by the Company’s U.S. and U.K. subsidiaries. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings and losses that are not benefited. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable. As a result, the Company has not recognized a tax benefit related to losses generated in Switzerland in the current periods.

11. Related Party Transactions

The Company is a party to intellectual property license agreements with Dr. Charpentier. As of September 30, 2017, and December 31, 2016, the Company owed Dr. Charpentier approximately $0 and $0.5 million, respectively, of sublicense fees primarily related to the Bayer Agreement. During the three and nine months ended September 30, 2017, the Company did not record any sublicensing fees due to Dr. Charpentier in research and development expense related to the Bayer Agreement. During the three and nine months ended September 30, 2016, the Company recorded sublicensing fees of $17.0 thousand and $1.0 million, respectively, due to Dr. Charpentier in research and development expense related to the Bayer Agreement.

The Company is a party to the JV with Bayer HealthCare. During the three and nine months ended September 30, 2017, the Company recognized revenue of $1.2 million, and $3.9 million, respectively, related to the collaboration with Casebia. During the three and nine months ended September 30, 2017, the Company recognized research and development expense of $1.2 million and $3.7 million, respectively, related to the performance of services for Casebia. During the three and nine months ended September 30, 2017, the Company received payments of $0.9 million and $1.6 million, respectively, in connection with research agreements with Casebia that the Company recognized as contra research and development expense. During the three and nine months ended September 30, 2016 the Company recognized $0.4 million in revenue and $0.4 million in research and development expenses related to the collaboration with Casebia. As of September 30, 2017, and December 31, 2016, the Company had accounts receivable of $1.1 million and $0.8 million, respectively, other current assets related to receivables associated with shared license research arrangements of $0.6 million and $0, respectively, and deferred revenue of $0.2 million and $0.5 million, respectively, related to Casebia.

12. Subsequent Events

As of November 8, 2017, the Company is not aware of any events have occurred that have a material effect on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 10, 2017. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Since our inception in October 2013, we have devoted substantially all of our resources to initiating the conduct of our research and development efforts, identifying potential product candidates, undertaking drug discovery and preclinical development activities, building and protecting our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through the initial public offering (“IPO”) of our common shares, private placements of our preferred and common shares, convertible loans and collaboration agreements with strategic partners. From our inception through September 30, 2017, we raised an aggregate of $398.4 million of which $53.7 million consisted of proceeds from our IPO, $35.0 million from a concurrent private placement of our common shares, $125.2 million of gross proceeds from private placements of preferred shares, $73.2 million from the issuance of convertible loans, $75.0 million from an upfront payment under our collaboration with Vertex Pharmaceuticals, Incorporated, or Vertex, $35.0 million from a technology access fee related to our license of technology to Casebia Therapeutics LLP, our joint venture, or JV, with Bayer HealthCare LLC, or Bayer HealthCare and $1.3 million from the exercise of stock options.

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

All of our revenue to date has been collaboration revenue. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. As of September 30, 2017, we had $253.5 million in cash and an accumulated deficit of $125.6 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates, conduct preclinical studies enabling clinical trial applications and initiate clinical trials for our most advanced product candidates which are from our hemoglobinopathy program targeting both beta thalassemia and sickle cell disease; initiate preclinical testing and clinical trials for any other product candidates we identify and develop, maintain, expand and protect our intellectual property portfolio, further develop our gene editing platform; hire additional research, clinical and scientific personnel; acquire or in license other technologies; and incur additional costs associated with operating as a public company.

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

In connection with the JV Agreement, the JV was required to pay us a technology access fee of $35.0 million consisting of an upfront payment of $20.0 million, which was paid at the closing of the JV Agreement in March 2016, and another payment of $15.0 million for specified intellectual property rights relating to our CRISPR/Cas9 technology outside of the United States, which was paid in December 2016. In January 2016, we also issued a convertible note to Bayer BV (the “Bayer Convertible Loan”) for gross proceeds of $35.0 million which was immediately converted to Series B Preferred Shares at a conversion price of $13.43 per share. Concurrent with the IPO in October 2016, we issued 2,500,000 common shares to Bayer BV, at the IPO price of $14.00 per share resulting in aggregate net proceeds of $35.0 million.

Financial Overview

Revenue

We have not generated any revenue to date from product sales and do not expect to do so in the next several years. During the three and nine months ended September 30, 2017, we recognized revenue related to our collaboration agreements with Vertex and Casebia in the aggregate amount of $2.4 million and $8.7 million respectively. During the three and nine months ended September 30, 2016, we recognized revenue related to our collaboration agreements with Vertex and Casebia in the aggregate amount $1.6 million and $2.8 million, respectively. As of September 30, 2017, we had not received any milestone or royalty payments under the Collaboration Agreement with Vertex. For additional information about our revenue recognition policy, see the “Critical Accounting Policies and Estimates—Revenue” in our Annual Report.

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

Results of Operations

Comparison of three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the dollar change in those items:

	Three Months Ended September 30,		Period to Period
	2017	2016	Change
	(in thousands)
Collaboration revenue	$2,387	$1,549	$838
Operating expenses:
Research and development	17,845	12,052	5,793
General and administrative	8,112	4,107	4,005
Total operating expenses	25,957	16,159	9,798
Loss from operations	(23,570)	(14,610)	(8,960)
Other expense, net	(430)	(76)	(354)
Net loss before income taxes	(24,000)	(14,686)	(9,314)
Provision for income taxes	(707)	(8)	(699)
Net loss	$(24,707)	$(14,694)	$(10,013)

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2017 was $2.4 million, compared to $1.5 million for the three months ended September 30, 2016. The increase of $0.8 million was due to an increase in research and development service revenue from our collaboration agreements with Vertex and Casebia.

Research and Development Expenses

Research and development expenses were $17.8 million for the three months ended September 30, 2017, compared to $12.1 million for the three months ended September 30, 2016. The increase of $5.8 million was primarily attributable to the following increases: $2.3 million of variable research and development costs including significant toxicology studies, $1.7 million of employee-related costs, $1.1 million of employee stock based compensation costs and the remainder primarily of facilities costs including rent and utilities at our new research facility.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended September 30, 2017, compared to $4.1 million for the three months ended September 30, 2016. The increase of $4.0 million was primarily attributable to the following increases: $1.5 million of employee stock based compensation costs, $1.3 million of employee-related costs to support our overall growth, $1.0 million of professional and consulting expenses and $1.0 million in facilities costs including rent and utilities at our new facility. These increases were partially offset by a decrease of $0.8 million in legal and intellectual property fees.

Other Expense, Net

Other expense, net, was $0.4 million of expense for the three months ended September 30, 2017, compared to $0.1 million of expense for the three months ended September 30, 2016. The increase was primarily due to the loss from equity method investment.

Comparison of nine months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the dollar change in those items:

	Nine Months Ended September 30,		Period to Period
	2017	2016	Change
	(in thousands)
Collaboration revenue	$8,672	$2,820	$5,852
Operating expenses:
Research and development	49,770	26,666	23,104
General and administrative	24,522	18,974	5,548
Total operating expenses	74,292	45,640	28,652
Loss from operations	(65,620)	(42,820)	(22,800)
Other (expense) income, net	(1,548)	2,604	(4,152)
Net loss before income taxes	(67,168)	(40,216)	(26,952)
Provision for income taxes	(1,330)	(84)	(1,246)
Net loss	$(68,498)	$(40,300)	$(28,198)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2017 was $8.7 million, compared to $2.8 million for the nine months ended September 30, 2016. The increase of $5.9 million was due to an increase in research and development service revenue from our collaboration agreements with Vertex and Casebia.

Research and Development Expenses

Research and development expenses were $49.8 million for the nine months ended September 30, 2017, compared to $26.7 million for the nine months ended September 30, 2016. The increase of $23.1 million was primarily attributable to the following increases: $5.5 million of facilities costs including rent and utilities at our new research facility, $8.3 million of variable research and development program costs with toxicology studies, $6.4 million of employee-related costs and $3.3 million of employee stock based compensation costs. These increases were primarily offset by a decrease in professional services costs.

General and Administrative Expenses

General and administrative expenses were $24.5 million for the nine months ended September 30, 2017, compared to $19.0 million for the nine months ended September 30, 2016. The increase of $5.5 million was primarily due to the following increases: $3.1 million of employee-related costs to support our overall growth, $2.9 million in facilities costs including rent and utilities at our new research facility, $1.8 million of employee stock based compensation costs and $0.5 million in professional services costs. The increases were offset by a reduction of our 2016 Passive Foreign Investment Company tax obligation and franchise taxes on the convertible preferred stock financings.

Other (Expense) Income, Net

Other (expense) income, net was $1.5 million of expense for the nine months ended September 30, 2017, compared to $2.6 million of income for the nine months ended September 30, 2016. The increase of $4.2 million was primarily due to an increase in the loss from equity method investment of $0.6 million in the nine months ended September 30, 2017 as compared to a gain of $11.5 million on the extinguishment of the convertible loan with Vertex, and an increase of $0.1 million due to currency transaction and translation losses.  The increases were partially offset by a decrease in interest expense of $8.1 million on the convertible loan with Bayer recognized in the nine months ended September 30, 2016.

Liquidity and Capital Resources

From our inception through September 30, 2017, we raised an aggregate of $398.4 million, of which $53.7 million consisted of proceeds from our IPO, $35.0 million from a concurrent private placement of our common shares, $125.2 million of gross proceeds from private placements of preferred shares, $73.2 million from the issuance of convertible notes, an up-front payment under our collaboration agreement with Vertex of $75.0 million, technology access fee of $35.0 million from Casebia, pursuant to our JV Agreement with Bayer HealthCare and $1.3 million from the exercise of stock options.

As of September 30, 2017, we had $253.5 million in cash of which approximately $252.8 million was held outside of the United States.

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

Because our research programs are still in preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We are entitled to research payments under our collaboration with Vertex. Additionally, we are eligible to earn payments, in each case, on a per-product basis under the JV Agreement with Casebia and our collaboration with Vertex. Except for these sources of funding, we do not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that the net proceeds from our IPO, including the proceeds from the concurrent private placement with Bayer BV, together with our existing cash, will enable us to fund our operating expenses and capital expenditures through at least the next 24 months, without giving effect to any additional proceeds we may receive under our collaboration agreement with Vertex and the JV. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following table provides information regarding our cash flows for each of the period below:

	Nine Months Ended September 30,		Period to Period
	2017	2016	Change
	(in thousands)
Net cash used in operating activities	$(55,255)	$(35,894)	$(19,361)
Net cash (used in) provided by investing activities	(8,109)	17,112	(25,221)
Net cash provided by financing activities	1,324	91,454	(90,130)
Effect of exchange rate changes on cash	39	(20)	59
Net (decrease) increase in cash	$(62,001)	$72,652	$(134,653)

Net Cash Used in Operating Activities

Net cash used in operating activities was $55.3 million for the nine months ended September 30, 2017 as compared to $35.9 million for the nine months ended September 30, 2016. The net cash used in operating activities for the nine months ended September 30, 2017 primarily consisted of a net loss of $68.5 million adjusted for non-cash items (including equity-based compensation expense of $11.9 million, depreciation and amortization expense of $2.2 million and a loss from an equity method investment of $1.3 million), an increase in accounts receivable of $0.1 million, an increase in prepaid expenses and other assets of $0.3 million and a decrease in accounts payable and accrued expenses of $3.0 million, and a decrease of $0.9 million in deferred rent, partially offset by an increase in deferred revenue of $2.0 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $8.1 million as compared with net cash provided by investing activities for the nine months ended September 30, 2016 of $17.1 million. The net cash used in investing activities for the nine months ended September 30, 2017 and 2016 consisted primarily of purchases of property and equipment for use in research and development activities. Net cash provided by investing activities during the nine months ended September 30, 2016 consisted primarily of proceeds of $20.0 million from the contribution of intellectual property to the JV.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $1.3 million, compared with $91.5 million for the nine months ended September 30, 2016. The net cash provided by financing activities for the nine months ended September 30, 2017 consisted of proceeds from the exercise of stock options. The cash provided by financing activities for the nine months ended September 30, 2016 consisted of the proceeds from our issuances of common shares, Series A-3 preferred shares, Series B preferred shares and convertible loans.

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

We have long-term liabilities associated with uncertain tax positions recorded under ASC 740, Income Taxes totaling $13.0 thousand. Due to the complexity associated with tax uncertainties, we cannot reasonably make a reliable estimate of the period in which we expect to settle these non-current liabilities. See Note 10 of the unaudited condensed consolidated financial statements contained in Item 1 of this interim report for more information on our unrecognized tax benefits.

Under the Invention Management Agreement signed on December 15, 2016, we are is obligated to share costs related to patent maintenance, defense and prosecution for the CRISPR/Cas9 gene editing intellectual property with California, Vienna and their licensees including Caribou Biosciences, Inc. and Caribou’s licensee Intellia Therapeutics, Inc.

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Except as described below, there are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities.

During the period between July 1, 2017 and September 30, 2017, we issued to certain of our employees options to purchase an aggregate of 465,300 common shares at a weighted-average exercise price of $17.49 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our Company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. Total forfeitures during the period between July 1, 2017 and September 30, 2017 amounted to 7,264.

During the period between July 1, 2017 and September 30, 2017, we issued to Casebia employees options to purchase an aggregate of 24,999 common shares at a weighted-average exercise price of $19.04 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our Company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1

Amended and Restate Articles of Association of CRISPR Therapeutics AG, dated May 31, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2017).

10.1	CRISPR Therapeutics AG Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.2	Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan.

10.3	Form of Non-Qualified Stock Option Agreement for Company Employees under Registrant’s Amended and Restated 2016 Stock Option and Incentive Plan.

10.4	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan.

10.5	Form of Restricted Stock Award Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan.

10.6	Form of Restricted Stock Award Agreement for Company Employees under Registrant’s Amended and Restated 2016 Stock Option and Incentive Plan.

10.7	Form of Restricted Stock Award Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL format.
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

CRISPR Therapeutics AG

Dated: November 8, 2017	By:	/s/ Rodger Novak
Rodger Novak
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2017	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
President and Chief Business Officer
(Principal Financial Officer)