Form 10-K
period 2017-12-31
CRISPR Therapeutics AG
filed 2018-03-08
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant’s telephone number, including area code: +41 (0)41 561 32 77

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2017, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $605.5 million, based on the closing price of the registrant’s common stock on June 30, 2017.

As of February 28, 2018, 46,976,000 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual General Meeting of Shareholders for the year ended December 31, 2017, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Report.

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

The use of CRISPR/Cas9 for gene editing was derived from a naturally occurring viral defense mechanism in bacteria and has been described by leading scientific journals as a breakthrough technology. The application of CRISPR/Cas9 for gene editing was co-invented by one of our scientific founders, Dr. Emmanuelle Charpentier, a director of the Max-Planck Institute for Infection Biology in Berlin. Dr. Charpentier and her collaborators published work elucidating the mechanism by which the Cas9 endonuclease, a key component of CRISPR/Cas9, can be programmed to cut double-stranded DNA at specific locations. We have acquired rights to the foundational intellectual property encompassing CRISPR/Cas9 and related technologies from Dr. Charpentier, and continue to strengthen our intellectual property estate through our own research and additional in-licensing efforts, furthering our leadership in the development of CRISPR/Cas9-based therapeutics.

Our product development and partnership strategies are designed to exploit the full potential of the CRISPR/Cas9 platform while maximizing the probability of successfully developing our product candidates. We are pursuing a two-pronged product development strategy using both ex vivo and in vivo approaches. Our most advanced product candidate, referred to as CTX001, targets sickle cell disease and beta-thalassemia with an ex vivo approach whereby cells are harvested from a patient, treated with a CRISPR/Cas9-based therapeutic and reintroduced into the patient. In December 2017, we filed clinical trial applications (CTAs) for CTX001 in major European countries for beta-thalassemia and plan to initiate clinical trials during 2018. We have chosen to conduct our lead programs in these two hemoglobinopathies given the relative ease of editing genes ex vivo, the significant unmet medical need associated with sickle cell disease and beta-thalassemia, and the well-understood genetics of these diseases. Drawing from the ex vivo gene editing expertise gained through our lead programs, we are advancing immuno-oncology cell therapy programs starting with CTX101, a healthy donor-derived gene-edited allogeneic CAR-T therapy targeting CD19-positive malignancies. In addition, we have two earlier stage allogeneic CAR-T programs targeting B-Cell maturation antigen, or BCMA and CD70. Beyond our ex vivo programs, we are also pursuing select in vivo applications, whereby the CRISPR/Cas9-based therapeutic is delivered directly to target cells within the human body. Our initial in vivo applications will leverage well-established delivery technologies for gene-based therapeutics.

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and accelerate development of programs by accessing specific technologies and/or disease-area expertise. In particular, we established a joint venture, called Casebia Therapeutics LLP, with Bayer HeathCare and its subsidiaries, or Bayer, in which we have a 50% interest, and a collaboration agreement with Vertex Pharmaceuticals Incorporated, or Vertex, in order to pursue specific indications where these companies have outstanding and distinctive capabilities. In December 2017, we entered into a joint development and commercialization agreement with Vertex to co-develop and co-commercialize CTX001 as part of our existing collaboration. The significant resource commitments by our partners underscore the potential of our platform, as well as their dedication to developing transformative CRISPR/Cas9-based therapeutics.

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

Earlier generations of gene-editing technologies, such as zinc finger nucleases (ZFNs), transcription-activator like effector nucleases (TALENs) and meganucleases, rely on engineered protein-DNA interactions. While these systems were an important first step to demonstrate the potential of gene editing, their development has been challenging in practice due to the complexity of engineering protein-DNA interactions. In contrast, CRISPR/Cas9 is guided by RNA-DNA interactions, which are more predictable and straightforward to engineer and apply.

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

CRISPR/Cas9 gene editing

We believe that CRISPR/Cas9 is a versatile technology that can be used to either disrupt, correct or regulate genes. We intend to take advantage of the versatility and modularity of the CRISPR/Cas9 system to adapt and rapidly customize individual components for specific disease applications. Consequently, we believe that CRISPR/Cas9 may form the basis of a new class of therapeutics with the potential to treat both rare and common diseases.

Our Pipeline

The following table summarizes the status of our product development pipeline:

Ex Vivo Hematopoietic Programs

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

In contrast to allo-HSCT, our approach harvests stem cells directly from the patient, edits the defective gene ex vivo, and reintroduces those same cells back into the patient. We believe this ex vivo gene editing approach, which uses the patient’s own cells, may provide better results than allo-HSCT.

Our Lead Programs—Hemoglobinopathies

Hemoglobinopathies are a diverse group of inherited blood disorders that result from variations in the synthesis or structure of hemoglobin. Our lead programs in hemoglobinopathies, for which we have partnered with Vertex, aim to develop a single, potentially transformative CRISPR/Cas9-based therapy to treat both beta-thalassemia and sickle cell disease, or SCD. These diseases are caused by mutations in the gene encoding the beta globin protein. Beta globin is an essential component of hemoglobin, a protein in red blood cells that delivers oxygen and removes carbon dioxide throughout the body. Several factors make these attractive lead indications, including: (i) high unmet medical need, (ii) compelling market potential, (iii) well-understood genetics and (iv) the ability to employ an ex vivo gene disruption strategy.

Beta-thalassemia

Overview

Beta-thalassemia is a blood disorder that is associated with a reduction in the production of hemoglobin. This disease is caused by mutations that give rise to the insufficient expression of the beta globin protein, which can lead to symptoms related not only to the lack of hemoglobin, but also to the buildup of unpaired alpha globin proteins in red blood cells. The severity of symptoms associated with beta-thalassemia varies depending on the levels of functional beta globin present in the blood cells. The unpaired alpha globin chains are toxic to red blood cells and reduce red blood cell lifespan. In the most severe cases, described as beta-thalassemia major, functional beta globin is either completely absent or reduced, resulting in severe anemia. In these patients, the bone marrow cannot keep pace with the destruction of red blood cells, and thus these patients require periodic blood transfusions. While chronic blood transfusions can be effective at addressing symptoms, they often lead to iron overload, progressive heart and liver failure, and eventually death. Patients with mild forms of beta-thalassemia may experience some mild anemia or even be asymptomatic. The total worldwide incidence of beta-thalassemia is estimated to be 60,000 births annually, the total prevalence in the United States and the European Union is estimated to be approximately 19,000 and there are over 200,000 people worldwide who are alive and registered as receiving treatment for the disease.

Limitations of current treatment options

The most common treatment for beta-thalassemia is chronic blood transfusions. Patients typically receive transfusions every two to four weeks and chronic administration of blood often leads to elevated levels of iron in the body and can cause organ damage over a relatively short period of time. Patients are often given iron chelators, or medicines to reduce iron levels in the blood, which are associated with their own significant toxicities. Low adherence to this burdensome regime often results in death by 30 years of age for patients with transfusion-dependent beta-thalassemia. The only potentially curative therapy for this disease is allo-HSCT, but few patients elect to have this procedure given its associated morbidity and mortality. In developing countries, where chronic transfusions are not available, most patients die in early childhood. We believe that our therapeutic approach could offer a potentially curative treatment for this devastating disease.

Sickle Cell Disease

Overview

SCD is an inherited disorder of red blood cells resulting from a specific mutation in the beta globin gene that causes abnormal red blood cell function. Under conditions of low oxygen concentration, the abnormal hemoglobin proteins aggregate within the red blood cells causing them to become sickled in shape and inflexible. These sickled cells obstruct blood vessels, restricting blood flow to organs, ultimately resulting in anemia, severe pain, infections, stroke, overall poor quality of life and early death.

The worldwide incidence of SCD is estimated to be 300,000 births annually and there are 20 - 25 million people worldwide with the disease. In the United States, the total prevalence is estimated to be 100,000 individuals.

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

Our Gene Editing Approach

Our therapeutic approach to treating beta-thalassemia and SCD employs gene editing to upregulate the expression of the gamma globin protein, a hemoglobin subunit that is commonly present only in newborn infants. Hemoglobin that contains gamma globin instead of beta globin protein is referred to as fetal hemoglobin, or HbF. In most individuals HbF disappears in infancy as gamma globin is replaced by beta globin through naturally occurring suppression of the gamma globin gene. The symptoms of beta-thalassemia and SCD typically do not manifest until several months after birth, when the levels of HbF have declined considerably. Some patients with beta-thalassemia or SCD have elevated levels of HbF that persist into adulthood, a condition known as hereditary persistence of fetal hemoglobin, or HPFH. Patients with HPFH are often asymptomatic, or experience much milder forms of disease. This protective HPFH condition has been shown to result from specific changes to these patients’ genomic DNA, either in the region of the globin genes or in certain genetic regulatory elements that control the expression levels of the globin genes.

Relationship between level of HbF and morbidity in beta-thalassemia

An alternative CRISPR/Cas9 approach to treating hemoglobinopathies would be to correct the mutated beta globin gene. We have chosen the HbF upregulation strategy as our initial approach given the relative technical simplicity of the gene deletion strategy involved, the ability of this strategy to counteract a wide variety of different beta globin mutations, and the absence of symptoms in patients with high HbF levels.

Our Lead Hemoglobinopathies Product Candidate—CTX001

Our lead product candidate, CTX001, uses CRISPR/Cas9 to mimic the high levels of HbF that occur naturally in HPFH patients. To achieve this effect, CTX001 uses CRISPR/Cas9 to disrupt the erythroid specific enhancer of the BCL11A gene. This gene encodes the BCL11A protein, a critical factor that keeps HbF levels low in most individuals. Disrupting the BCL11A erythroid specific enhancer reduces BCL11A expression, thereby upregulating expression of gamma globin and increasing HbF levels.

Our therapeutic approach involves isolating hematopoietic stem cells, or HSCs, which differentiate into red blood cells, from a patient, treating those cells ex vivo with CRISPR/Cas9 to disrupt the BCL11A erythroid specific enhancer and reintroducing the edited cells back into the patient. We believe that once reintroduced into the patient, these genetically modified stem cells will give rise to red blood cells that contain high levels of HbF. In beta-thalassemia, elevating HbF may reduce the toxicity of unpaired alpha globin chains, thereby increasing red blood cell lifespan. As a consequence, CTX001 may have the potential to reduce or even eliminate the need for transfusions in these patients. In SCD, elevated HbF may prevent a cell from sickling, and so achieving sufficiently high HbF in a majority of red blood cells could significantly reduce or eliminate the symptoms associated with the disease.

In preclinical studies using CTX001, our CRISPR/Cas9 gene editing process demonstrated the ability to edit HSCs with approximately 80% efficiency at clinical scale in a bulk population of cells.

Editing efficiency at clinical scale in human CD34+ cells

We observed this high editing efficiency across all stem cell subsets, including in long-term repopulating HSCs. After erythroid differentiation, this editing resulted in HbF accounting for greater than 30% of total hemoglobin in edited cells, compared to approximately 10% HbF in the control arm of the study. On a per cell basis, more than 90% of cells had modifications at the desired location, with 76% of the cells having edits in both copies of the target gene, and 16% of the cells having edits made on one copy of the target gene. We estimate that this editing rate results in HbF expression levels of greater than 35% in cells that have edits on both copies of the target gene, and over 20% for cells edited at one gene.

HbF ratio after editing and erythroid differentiation and estimated HbF expression at the cellular level

In preclinical mouse models designed to test the safety of CTX001, gene-edited HSCs maintained the ability to engraft long-term and to differentiate into multiple lineages. Toxicology studies revealed no significant findings and no difference in the biodistribution of edited cells compared to controls. Finally, no off-target activity was detectable for the CTX001 guide RNA after assessing over 5,000 homology-based sites and over 2,000 homology-independent sites.

CTX001 engraftment in vivo in mice1

In December 2017, we submitted CTAs in major European countries for CTX001 in beta-thalassemia.  In March 2018, we received approval of one such CTA and we expect to initiate clinical trials in Europe in 2018.  We also expect to file an investigational new drug, or IND, application with the United States Food and Drug Administration, or FDA, for CTX001 in SCD during the first half of 2018. We have designed a single arm Phase 1/2 study in which we plan to enroll up to 30 adult patients to assess the safety and efficacy of CTX001 in patients with beta-thalassemia.

We believe our CRISPR/Cas9 gene editing strategy may have significant advantages over other gene therapies in development for the treatment of hemoglobinopathies. For example, lentivirus-based treatments involve a random integration of one or more copies of the globin gene throughout the genome. The expression levels of the newly introduced gene can vary depending on the exact location of the DNA in the genome, leading to inconsistent and variable levels of expression. We believe our strategy may lead to more uniform globin expression across a high percentage of cells. In addition, with each random lentiviral integration, a mutation may be created, which may have an associated safety concern, including the potential to cause cancer. In contrast, CRISPR/Cas9 targets a specific genomic site for editing, and we have detected no off-target activity for our CTX001 guide RNA.

Other Hematopoietic Programs

There are numerous additional diseases that are potentially treatable through ex vivo gene editing of the hematopoietic system. We plan to apply the capabilities we are developing in hemoglobinopathies to treat other diseases, including Hurler Syndrome and severe combined immunodeficiency disease, or SCID.

Hurler Syndrome

Hurler syndrome is a type of mucopolysaccharide disease caused by a defective IDUA gene. The IDUA gene is responsible for encoding alpha-L-iduronidase, an enzyme that breaks down large molecules called glycosaminoglycans, or GAGs, in the lysosomes of cells. A defective IDUA gene results in a lack of alpha-L-iduronidase which leads to an accumulation of GAGs and results in cellular dysfunction and severe clinical abnormalities. Patients with Hurler syndrome have a broad spectrum of clinical problems including skeletal abnormalities, enlarged livers and spleens, and severe intellectual disability due to a lack of this enzyme in the brain. Most patients experience a decline in intellectual development and often lose both vision and hearing as the disease progresses. Without treatment, the average age at death is five years, and nearly all patients die by the age of ten. The worldwide incidence of Hurler syndrome is approximately one in 100,000 births.

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

Currently, the only curative therapy for this potentially fatal disorder is allo-HSCT, which carries a high risk of complications. Gene therapies for SCID insert copies of a replacement gene randomly into the genome, potentially resulting in unwanted mutations. The risks associated with this type of gene therapy were underscored in a clinical trial for another variant of SCID in which five out of twenty patients developed leukemia. We believe that the precise correction of the RAG1 gene with CRISPR/Cas9 may bring benefit to these patients while minimizing the risk of leukemia associated with gene therapy. Considering corrected cells proliferate faster than non-corrected cells, we believe that a small number of corrected cells reintroduced into the patient could provide a therapeutic benefit and in time, compensate for the defective cells. With our ex vivo approach, we believe we can attain sufficient levels of correction to generate the desired therapeutic benefit. Our Casebia joint venture with Bayer HealthCare will lead development of our SCID program, and leverage Bayer HealthCare’s expertise in hematologic disorders.

Ex Vivo Immuno-Oncology Programs

Over the past several years, interest in the oncology community has grown rapidly in the field of immuno-oncology, or treatments that harness the immune system to attack cancer cells. Engineered immune cell therapy is one such approach, in which immune system cells such as T-cells are genetically modified to enable them to recognize and attack cancerous cells.

Engineered cell therapy has demonstrated encouraging results leading to two recent approvals for autologous CD19 chimeric antigen receptor T-cell, or CAR-T, products, and may become an entirely new class of oncology therapeutics; however, realizing this full potential will require overcoming some key challenges. Most engineered cell therapies in development require unique products to be created for each patient treated, an approach that has in the past proven challenging and cost prohibitive in the field of oncology. Additionally, these versions of engineered cell therapies appear limited in their ability to treat solid tumors and have demonstrated sub-optimal safety profiles.

We expect that the cellular engineering strategies that are ultimately successful in immuno-oncology will involve multiple genetic modifications, an application for which we believe CRISPR/Cas9 will play a central role. While other gene editing platforms could potentially be used for these purposes, CRISPR/Cas9 is particularly well-suited for multiplexed editing, which is the modification and/or insertion of multiple genes within a single cell. Current gene editing techniques that require different protein enzymes for each genetic modification may be limited in the number of edits they can make concurrently due to efficiency, cytotoxicity, and/or manufacturing challenges. In contrast, CRISPR/Cas9 has the potential to efficiently make multiple edits using a single Cas9 protein and multiple small guide RNA molecules. Given the important role we believe CRISPR/Cas9 will play in engineered cell therapy going forward we have thus far elected to wholly own all of our immune-oncology programs.

Our Lead Immuno-Oncology Product Candidate—CTX101

Our lead immuno-oncology product candidate, CTX101, is a healthy-donor derived allogeneic CAR-T cell product targeting CD19-positive malignancies, such as certain lymphomas and leukemias. A primary aim of CTX101 is to overcome the inefficiency and cost of creating a unique product for each patient in a tumor type by treating many different patients from a single batch, which we refer to as being an “off-the-shelf” therapy. To generate CTX101, we make three modifications to T-cells taken from healthy donors using our CRISPR/Cas9 technology: (i) the T cell receptor, or TCR, is eliminated to reduce the risk of graft versus host disease from the product, (ii) a CD19-directed CAR is inserted site-specifically into the TCR gene and (iii) the class I major histocompatibility complex, MHC-I, is removed from the cell surface in order to improve the persistence of the CAR-T cells in an “off-the-shelf” setting. We believe this approach will have advantages over other allogeneic CAR-T products in development that semi-randomly insert the CAR using an integrating virus, and do not include the MHC-I knockout to increase persistence. As shown in the figure below, we have demonstrated the ability to perform the edits necessary to generate CTX101 at high efficiency, and that in preclinical testing CTX101 has comparable cytotoxic activity to currently approved CD19 CAR-T products. We have transferred production of CTX101 to a GMP-capable contract manufacturing organization (“CMO”) and are planning to file an IND for CTX101 by the end of 2018.

Efficient production of CTX101 via multiplexed editing and CTX101 cytotoxic activity in vitro

Other Immuno-Oncology Programs

Beyond CTX101, we are developing additional programs directed to other tumor targets including B-cell maturation antigen, or BCMA, and CD70. These programs will leverage many of the capabilities and reagents developed for CTX101, potentially enabling them to progress quickly into development.

BCMA has attractive properties for CAR-T cell therapy, namely expression on the surface of B-lineage cells, especially the plasma cells involved in multiple myeloma, and absence from other tissues and cell types. As a result, BCMA has become a promising target for autologous CAR-T cell therapy. We have tested multiple constructs in vitro and in vivo in order to select a lead allogeneic CAR-T cell product candidate to progress into development.

CD70 also shows properties that we believe make it a promising CAR-T cell target. A number of cancers express CD70, including non-Hodgkin’s lymphoma, renal cell carcinoma, and glioblastoma, while normal tissues do not express or show extremely limited expression of CD70. This target enables us to transition from hematological cancers, such as non-Hodgkin’s lymphoma, to solid tumor cancers, such as renal cell carcinoma. In preclinical studies of an allogeneic CAR-T cell product candidate directed against CD70, we observed promising anti-tumor activity, including the complete eradication of tumors in a mouse model of renal cell carcinoma.

Elimination of a subcutaneous A498 renal cell carcinoma model by allogeneic anti-CD70 CAR-T cells (CTX-CD70)

In these and future programs, we may use the multiplexing ability of CRISPR/Cas9 to introduce additional genetic edits to improve the efficacy and safety profile of these products. Such edits could include the removal of checkpoint inhibitors or introduction of safety elements. We continue to expand our multiplexing capabilities through platform development in order to help us realize the full potential of engineered cell therapy in immuno-oncology across all tumor types, including solid tumors.

In Vivo Programs

In parallel with our ex vivo programs, we are pursuing a number of in vivo indications, which will involve delivery of CRISPR/Cas9-based therapeutics directly to tissues within the human body. Our initial in vivo applications will target the liver, leveraging well-established delivery technologies. We have also begun optimizing delivery systems to target other organ systems, including musculoskeletal and pulmonary.

Liver Diseases

We have selected liver diseases as our initial in vivo targets because delivery of nucleic acid therapies into the liver has been clinically established and validated delivery technologies are now available, including, but not limited to, lipid nanoparticle-based delivery vehicles, or LNPs, and adeno-associated viral vectors, or AAV vectors. We believe this proof of concept reduces the challenges associated with delivering CRISPR/Cas9-based therapeutics in vivo to the liver.

We have observed promising preclinical results in our studies with both viral and non-viral delivery technologies. For example, using LNPs, we were able to demonstrate approximately 80% editing rates in mouse models at the target gene which resulted in greater than 85% reduction in the expression of the gene as measured by protein levels in the serum, as shown in the figure below.

Significant decrease in serum C3 levels after editing in vivo1

Within the liver we are pursuing diseases that have well understood genetic linkages and have begun preclinical development for multiple indications including glycogen storage disease Ia, or GSDIa, and hemophilia. In both of these indications, evidence suggests that correction of the mutant gene in only a small percentage of liver cells may have a significant therapeutic effect, which makes the gene correction strategy feasible in these indications.

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

Other Organs

In addition, we have initiated several in vivo programs targeting diseases of organ systems outside the liver, such as Duchenne muscular dystrophy, or DMD, and cystic fibrosis, or CF. In CF, we are working with Vertex, a global leader with extensive disease area expertise. We believe that our CRISPR/Cas9 gene editing technology is well suited to address these diseases, both of which have significant patient populations with high unmet medical need.

Duchenne Muscular Dystrophy

Overview

Duchenne muscular dystrophy is an X-linked recessive genetic disease caused by a mutation in the dystrophin gene, which results in a lack of the dystrophin protein, a protein that plays a key structural role in muscle fiber function. The absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrosis. DMD is characterized by muscle degeneration, loss of mobility and premature death, and is among the most prevalent severe genetic diseases, occurring in one in 3,300 male births worldwide. There is also a related form of muscular dystrophy called Becker muscular dystrophy, or BMD, which is also caused by mutations in the dystrophin gene. However, unlike DMD, the mutations in BMD result in the loss of certain exons or regions of the gene and can lead to an abnormal version of dystrophin that retains some function. As a result, BMD patients have milder symptoms than DMD patients.

There is currently one approved disease-modifying therapy in the United States for the treatment of DMD in patients who have a confirmed mutation of the dystrophin gene amenable to exon 51 skipping, which affects about 13% of the population with DMD. This therapy involves the use of oligonucleotides to promote exon skipping over the mutations that otherwise would result in truncated dystrophin synthesis. While exon skipping has demonstrated promising results in limited settings, larger clinical trials of this approach have suggested only modest efficacy. In addition, delivering sufficient levels of oligonucleotides requires repeated administration and presents challenges to treating DMD.

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

CF is an orphan disease that affects an estimated 70,000 to 100,000 patients worldwide, with a majority in the United States and Europe. The median age of death from CF in the United States in 2015 was 29 years, with most deaths resulting from respiratory failure. CF patients require lifelong treatment with multiple daily medications and hours of self-care. They often require frequent hospitalizations and sometimes even lung transplantation, which can prolong survival but is not curative.

Studies have shown that as little as 10% of normal CFTR function can ameliorate disease symptoms. Our approach is focused on using our CRISPR/Cas9 technology to correct mutations in the CFTR gene. Together with our collaboration partner Vertex, we believe that we will be able to deliver CRISPR/Cas9 to the lung and correct this mutation sufficiently to improve symptoms in patients with CF.

Further Unlocking the Potential of Our CRISPR/Cas9 Platform

We are working to optimize our CRISPR/Cas9 platform. Our key areas of focus are described below.

Nuclease Engineering

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

Guide RNA Optimization

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

Our guide RNA selection process combines bioinformatics and experimental assays to enable the screening of large numbers of guide RNAs in each experiment. This process starts with proprietary bioinformatics algorithms that select a large pool of guide RNAs that are predicted to have desired properties. These guides are then tested for target site cutting efficiency using a high-throughput screening platform in a model cell line. The most efficient guides are then put through two screening processes for possible off-target effects. First, bioinformatics algorithms are used to identify the 10 to 20 sites in the genome that are most likely to show off-target effects, and these sites are examined through high-throughput assays for empirical off-target cutting. Second, homology-independent screening is performed to identify any potential off-target cutting, even at unpredicted locations. Finally, a small subset of guides with the highest efficiency and lowest off-target potential are tested in the cell type of therapeutic interest before choosing a lead guide or guides for our program.

Advanced Editing

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

We are also focused on expanding our ability to perform multiple edits simultaneously. In contrast to other gene editing technologies, which require extensive protein engineering and an additional construct for each new genetic target, CRISPR/Cas9 only requires a new guide RNA using simple Watson-Crick base pairing to target a new genetic locus. As a result, one can easily perform many edits at once using CRISPR/Cas9, a process known as multiplexing. Multiplexing holds particular promise in cellular therapies, where making several modifications may lead to a safer and more efficacious therapy. Our research efforts in this area emphasize developing strategies to keep editing rates high while multiplexing without increasing the risk of off-target activity.

Stem Cell Engineering

Many ex vivo applications of our technology use a strategy of editing stem cells ex vivo which, when returned to the patient, differentiate into a variety of different cell types. For certain stem cell types, especially hematopoietic cells, there are well-established procedures to support this strategy. For others, these procedures are more nascent and require further development. A critical focus for us is to improve the efficacy, efficiency and safety of the ex vivo cell collection, manipulation and administration process for a variety of stem cell types. We are evaluating technologies to improve mobilization of a patient’s stem cells, to maintain viability of the harvested cells and to improve the ability of these cells to engraft into a patient’s body. Both in our own laboratories and through our academic partnerships, we intend to perform additional research to optimize these parameters for each organ system.

Strategic Partnerships and Collaborations

We intend to develop CRISPR/Cas9-based therapeutics both independently and in collaboration with current and potential future corporate partners. We view strategic partnerships as a core component of our strategy, allowing us to access capabilities and resources in support of our therapeutic programs. We have established two broad strategic partnerships – a research collaboration with Vertex Pharmaceuticals Incorporated and a joint venture with Bayer HealthCare – to develop gene-editing-based therapeutics in specific disease areas. Our partnerships with Bayer and Vertex provide over $400 million, inclusive of estimated spending on funded programs, which will be used to advance the programs included in these partnerships.

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

Our agreement with Vertex is a two-part collaboration. We granted Vertex an option to co-develop and co-commercialize rights to the hemoglobinopathies program and options to license certain other programs with the potential to receive milestone payments and royalties. Since signing the original agreement, Vertex has exercised their option to co-develop and co-commercialize the hemoglobinopathies program for which net profits and losses, as applicable, will be shared equally by the parties.

Enabling Technologies

In support of our lead ex vivo programs, we have entered into a commercial license agreement with MaxCyte Incorporated. The license provides CRISPR and Casebia a non-exclusive commercial-use right to MaxCyte’s cell engineering platform to develop CRISPR/Cas9-based therapies for hemoglobin-related diseases and severe combined immunodeficiency. Our lead program, CTX001, utilizes MaxCyte’s Flow Electroporation™ Technology to deliver CRISPR/Cas9 components to hematopoietic stem cells.

We have also formed several collaborations to support our in vivo programs. Together with Casebia, we have a collaboration with CureVac AG to develop novel Cas9 mRNA constructs with improved properties for gene editing in the liver, such as increased potency, decreased duration of expression and reduced potential for immunogenicity. As part of the collaboration, CureVac will provide mRNA manufacturing through clinical development and commercialization.

We have also entered into a development and option agreement with StrideBio LLC to develop novel AAV vectors for in vivo gene editing applications. Under the agreement, StrideBio will use its proprietary structure-guided evolution platform to develop AAV vectors with improved properties, such as tissue specificity and reduced susceptibility to immune responses. Under this agreement we have the option to exclusively license AAV vectors with desired properties for certain of our in vivo programs.

Additionally, we have access to non-viral delivery technology through an exclusive license from the Massachusetts Institute of Technology to a family of LNP technologies developed in the lab of Dr. Daniel G. Anderson, a scientific founder and advisory board member of CRISPR Therapeutics.

Academic and Discovery Collaborations

We have a two-year research collaboration and license option agreement with Massachusetts General Hospital Cancer Center, or MGHCC, to develop novel T cell therapies for cancer. Marcela V. Maus, MD, PhD, Director of the Cellular Immunotherapy Program at MGHCC and Assistant Professor of Medicine at Harvard Medical School, will lead the scientific work at MGHCC. The research will involve using CRISPR/Cas9 gene editing to improve upon current T cell therapies in development, ultimately addressing unmet needs in both hematologic and solid tumors.

Also in the immuno-oncology space, we have a research collaboration with Neon Therapeutics, an immuno-oncology company developing neoantigen-based therapeutic vaccines and T cell therapies to treat cancer. The collaboration combines our respective proprietary technologies to explore the development of novel T cell therapies.

We and our collaborators at the University of Florida, or UF, have received a two-year grant from Target ALS Foundation to support preclinical discovery and validation of CRISPR/Cas9-based therapeutic approaches directed to ALS and frontotemporal dementia. We will collaborate with Dr. Laura Ranum and Dr. Eric Wang at UF to test CRISPR/Cas9 gene editing strategies in animal models of the disease.

We also received the Kyle Bryant Translational Research Award from Friedreich’s Ataxia Research Alliance, or FARA, a non-profit organization that is focused on curing Friedreich’s Ataxia, or FA. The grant will fund research on in vivo CRISPR/Cas9-based gene-editing approaches to treat FA, which we will conduct in collaboration with Dr. Marek Napierala at University of Alabama at Birmingham.

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

In-Licensed Intellectual Property

In April 2014, pursuant to an exclusive license with Dr. Emmanuelle Charpentier, we licensed from Dr. Charpentier certain rights to a family of patent applications relating to compositions of matter, including additional CRISPR/TRACR/Cas9 complexes, and methods of use, including their use in targeting or cutting DNA. This license is limited to therapeutic products such as pharmaceuticals and biologics and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions. For further information about this license, please see “Business – CRISPR License with Dr. Emmanuelle Charpentier.”

This family of patent applications includes approximately eight (8) granted or allowed patents in the United Kingdom, Europe, China, New Zealand, Singapore, Australia and Mexico, and pending patent applications in the United States, Europe, Canada, Mexico, Australia and other selected countries in Central America, South America, Asia and Africa. The granted patents and any other patents that may ultimately issue in this patent family are expected to expire in 2033, not including any applicable extensions.

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

In January 2016, the U.S. Patent and Trademark Office, or USPTO, declared an interference between one of the pending U.S. patent applications in this family and twelve issued U.S. patents owned jointly by the Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College, which we refer to individually and collectively as Broad. The interference was redeclared in March 2016 to add a U.S. patent application owned by Broad. An interference is a proceeding conducted at the USPTO by the Patent Trial and Appeal Board, or PTAB, to determine which party was the first to invent subject matter claimed by at least two parties. There are currently two parties to this interference. The USPTO designated Dr. Emmanuelle Charpentier, California and Vienna collectively as “Senior Party” and designated Broad as “Junior Party.” Following motions by the parties and other procedural matters, the PTAB concluded in February 2017 that the declared interference should be dismissed because the claim sets of the two parties were not directed to the same patentable invention in accordance with the PTAB’s two-way test for patent interferences. In particular, the Junior Party’s claims in the interference were all limited to uses in eukaryotic cells, while the Senior Party’s claims in the interference were not limited to uses in eukaryotic cells but included uses in all settings. Senior Party has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In parallel, either party can also pursue existing or new patent applications in the U.S. and elsewhere. Going forward, either party as well as other parties could seek a new interference related to the uses of the technology in eukaryotic cells or other aspects of the technology, and any existing or new patents could be the subject of other challenges to their validity of enforceability. If there is a second interference, either party could again appeal an adverse decision to the U.S. Court of Appeals for the Federal Circuit. In any case, it may be years before there is a final determination on priority. Pursuant to the terms of the license agreement with Dr. Charpentier, we are responsible for covering or reimbursing Dr. Charpentier’s patent prosecution, defense and related costs associated with our in-licensed technology. For further information regarding risks regarding the interference and patent rights held by third parties, please see “Risk Factors—Risks Related to Our Intellectual Property.”

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement, or the IMA, with California, Vienna, Dr. Charpentier, Intellia, Caribou, ERS Genomics Ltd., or ERS, and TRACR. Under the IMA, California and Vienna retroactively consent to Dr. Charpentier’s licensing of her rights to the CRISPR/Cas9 intellectual property, pursuant to our license with Dr. Charpentier, to us, our wholly-owned subsidiary TRACR, and ERS, in the United States and globally. The IMA also provides retroactive consent of co-owners to sublicenses granted by us, TRACR and other licensees, prospective consent to sublicenses they may grant in future, retroactive approval of prior assignments by certain parties, and provides for, among other things, (i) good faith cooperation among the parties regarding patent maintenance, defense and prosecution, (ii) cost-sharing arrangements, and (iii) notice of and coordination in the event of third-party infringement of the subject patents and with respect to certain adverse claimants of the CRISPR/Cas9 intellectual property. Unless earlier terminated by the parties, the IMA will continue in effect until the later of the last expiration date of the patents underlying the CRISPR/Cas9 technology, or the date on which the last underlying patent application is abandoned. For further information regarding the effects of joint ownership in the United States and in other jurisdictions worldwide, please see “Risk Factors – The Intellectual Property That Protects Our Core Gene Editing Technology Is Jointly Owned, And Our License Is From Only One Of The Joint Owners, Materially Limiting Our Rights In The United States And In Other Jurisdictions.”

CRISPR-Owned Intellectual Property

We also own over 40 families of patent applications relating to our platform technology or its therapeutic applications. These patent applications are currently pending in the United States and in some cases in other countries, and we may elect to pursue additional related applications internationally. Any patents that ultimately issue from these patent applications may begin to expire in 2034.

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

License Agreements

CRISPR License With Dr. Emmanuelle Charpentier

In April 2014, we entered into a license agreement, or the Charpentier License Agreement, with Dr. Emmanuelle Charpentier, one of our co-founders, pursuant to which we received an exclusive license under Dr. Charpentier’s joint ownership interest a family of patent applications relating to CRISPR/TRACR/Cas9 complexes and their use in targeting or cutting DNA, which we refer to as the Patent Rights, to research, develop and commercialize therapeutic products such as pharmaceuticals or biological preparations, and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions, other than hemoglobinopathies, which we refer to as the CRISPR Field. The license is exclusive, even as to Dr. Charpentier, except that she retains a non-transferable right to use the technology for her own research purposes and in research collaborations with academic and non-profit partners. The exclusive license is granted only under Dr. Charpentier’s interest in the patent applications and the exclusivity is not granted under any other joint owner’s interest. Additionally, the Charpentier License Agreement granted us an exclusive, worldwide, royalty-free sublicense, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic products relating to the CRISPR Field which incorporate any intellectual property that TRACR Hematology Ltd., our wholly-owned subsidiary, or TRACR, develops under its license with Dr. Charpentier. In turn, we granted to Dr. Charpentier an exclusive license with the obligation to sublicense to TRACR any intellectual property we develop under the license with Dr. Charpentier for treatment and prevention of hemoglobinopathies in humans, including, without limitation, sickle cell disease and thalassemia.

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

Unless terminated earlier, the term of the Charpentier License Agreement will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the Patent Rights in such country. We have the right to terminate the agreement at will upon 60 days’ written notice to Dr. Charpentier. We and Dr. Charpentier may terminate the agreement upon 90 days’ notice in the event of a material breach by the other party, which is not cured during the 90-day notice period. Dr. Charpentier may terminate the license agreement immediately if we challenge the enforceability, validity, or scope of any Patent Rights.

TRACR License With Dr. Emmanuelle Charpentier

In April 2014, concurrently with our license agreement with Dr. Emmanuelle Charpentier, TRACR Hematology Ltd., our wholly- owned subsidiary, entered into a license agreement, or the TRACR License Agreement, with Dr. Charpentier, a minority shareholder of TRACR, under the Patent Rights. Pursuant to the TRACR License Agreement, TRACR was granted an exclusive, worldwide, royalty-bearing license, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic and diagnostic products for the treatment and prevention of hemoglobinopathies in humans, including sickle cell disease and thalassemia, or the TRACR Field. TRACR also received a non-exclusive, worldwide, royalty-free license, including the right to sublicense, to carry out internal pharmaceutical research for therapeutic products outside of the TRACR Field and an exclusive, worldwide, royalty-free sublicense, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic products relating to the TRACR Field which incorporate any intellectual property that CRISPR develops under its license with Dr. Charpentier. In turn, TRACR granted to Dr. Charpentier an exclusive license to sublicense to CRISPR any intellectual property that TRACR develops under the license with Dr. Charpentier for use in the CRISPR Field.

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

Unless terminated earlier, the term of the license agreement will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the Patent Rights in such country. TRACR has the right to terminate the agreement at will upon 60 days’ written notice to Dr. Emmanuelle Charpentier. TRACR and Dr. Charpentier may terminate the agreement upon 90 days’ notice in the event of a material breach by the other party, which is not cured during the 90-day notice period. Dr. Charpentier may terminate the license agreement immediately if TRACR challenges the enforceability, validity, or scope of any Patent Right.

Bayer Joint Venture

In December 2015, we entered into a Joint Venture Agreement, or the JV Agreement, with Bayer HealthCare LLC, or Bayer HealthCare, to create Casebia Therapeutics LLP, or Casebia, to discover, develop and commercialize new therapeutics for genetically linked diseases, including blood disorders, blindness and heart disease. At the closing of the transactions contemplated by the JV Agreement in March 2016, or the Closing, we contributed $0.1 million to Casebia and we and certain of our affiliates entered into an intellectual property contribution agreement with Casebia, or the CRISPR IP Contribution Agreement, as discussed below, exclusively licensing our CRISPR/Cas technology to Casebia for the purpose of developing and commercializing therapeutic products in certain specified fields, or the Casebia Fields. Bayer HealthCare contributed an initial amount of $45 million at the Closing to Casebia and is committed to contribute up to an additional $255 million in additional funds over time to fund the operations of Casebia, subject to the conditions and procedures discussed below. We and Bayer HealthCare each hold a 50%, non-transferable interest in Casebia.

Casebia’s initial focus will be within the areas of hematology, ophthalmology and cardiology and autoimmune diseases, in addition to select indications related to other sensory organs and metabolic diseases. Within these areas of focus, we and Bayer HealthCare each have exclusive rights to specified disease indications, the CRISPR Field and Bayer Field, respectively, as discussed below.

Governance

In November of 2016, Casebia appointed James Burns as chief executive officer, or CEO, of Casebia, replacing Axel Bouchon, the head of LifeScience Center of Bayer AG, who was serving as interim CEO. Dr. Burns also joined the Casebia Board as a non-voting member. Casebia is generally governed by a management board, or the Management Board, which is comprised of six voting members, three of which are designated by us and three of which are designated by Bayer. We have designated Drs. Novak, Kulkarni and Ho to serve as our designees to the Management Board. Decisions of the Management Board are generally made by majority vote, with each member having one vote. Certain matters require the consent of Bayer HealthCare and us.

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

Non-Competition

During the term of the JV Agreement, neither we nor Bayer HealthCare, nor any of our respective affiliates, may develop, commercialize or otherwise exploit any competing product utilizing the CRISPR/Cas technology in any of the Casebia Fields unless, in the case of CRISPR or one of our affiliates, a target is the subject of a pre-existing license or an approved third-party agreement, or certain other excluded targets. In addition, in the event either we, Bayer HealthCare or a third party license a product candidate from Casebia pursuant to the Option Agreement discussed below, the non-licensing party or parties to the JV Agreement will be prohibited from developing, commercializing or otherwise exploiting any product utilizing CRISPR/Cas technology to target the same target as that of the licensed product candidate in any of the fields covered by such Option Agreement, so long as the licensing party is clinically developing, commercializing or otherwise exploiting such licensed product candidate.

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

Collaboration Agreement with Vertex

On October 26, 2015, we entered into a Strategic Collaboration, Option and License Agreement, or the Collaboration Agreement, with Vertex Pharmaceuticals, Incorporated and Vertex Pharmaceuticals (Europe) Limited, together, Vertex. Pursuant to the Collaboration Agreement, we agreed to provide technology and options to obtain licenses relating to our CRISPR/Cas technology to Vertex in exchange for a $75 million upfront payment. In connection with the Collaboration Agreement, Vertex also made a $30 million equity investment in us. Under the Collaboration Agreement, Vertex has the option to exclusively license treatments for up to six collaboration targets that emerge from the four-year research collaboration under certain of our platform and background intellectual property to develop, manufacture, commercialize, sell and use therapeutics directed to each such collaboration target. For any non-hemoglobinopathies targets in-licensed for development, Vertex will pay future development, regulatory and sales milestones of up to $420 million per target, as well as royalty payments in the single digits to low teens on future sales of a commercialized product candidate. The milestone and royalty payments are each subject to reduction under certain specified conditions set forth in the Collaboration Agreement. For these therapies, Vertex is solely responsible for all research, development, manufacturing and global commercialization activities. Matters relating to hemoglobinopathies targets our governed by the JDA we have with Vertex, as summarized below

The initial focus of the Vertex collaboration will be to use CRISPR/Cas9 technology to discover and develop gene-based treatments for hemoglobinopathies and cystic fibrosis. Further discovery efforts focused on a specified number of other genetic targets will also be conducted under the Collaboration Agreement. We will be responsible for discovery activities, and the related expenses will be fully funded by Vertex. Under the Collaboration Agreement, we and Vertex have each agreed to certain exclusivity obligations with respect to targets subject to the Collaboration Agreement.

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

In connection with entering into the JDA on December 12, 2017, we and Vertex entered into Amendment No. 1 to the Collaboration Agreement, or the Amendment. The Amendment, among other things, modified certain definitions and provisions of the Collaboration Agreement to make them consistent with the JDA and clarified how many options are exercised (or deemed exercised) in connection with certain targets specified under the Collaboration Agreement. The Amendment also amended other provisions of the Collaboration Agreement, including the expiration terms of the Collaboration Agreement.

Joint Development Agreement with Vertex

On December 12, 2017, we entered into the JDA with Vertex. The initial focus of the JDA is for the development of CTX001 for beta-thalassemia and SCD. In connection with entering into the JDA, we received a $7.0 million up-front payment from Vertex and are eligible for a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate. The net profits and net losses, as applicable, incurred under the JDA will be shared equally between us and Vertex.

The JDA includes, among other things, provisions relating to the following:

Governance. CRISPR and Vertex will form the following committees: (i) a joint steering committee to provide high-level oversight and decision making regarding the activities covered by the JDA, (ii) a joint development committee to provide oversight and decision making-making regarding development activities, (iii) a joint commercialization committee to provide oversight and decision-making regarding commercialization activities and (iv) a joint manufacturing committee to provide oversight and decision-making regarding manufacturing activities. Each of the committees will contain an equal number of representatives from each of CRISPR and Vertex.

Commercialization. The JDA provides that we will be the responsible for commercialization activities in the United States and Vertex will be responsible for commercialization activities outside of the United States.

Termination. Either party can terminate the JDA upon the other party’s material breach, subject to specified notice and cure provisions, or, in the case of Vertex, in the event that we become subject to specified bankruptcy, winding up or similar circumstances. Either party may terminate the JDA in the event the other party commences or participates in any action or proceeding challenging the validity or enforceability of any patent that is licensed to such challenging party pursuant to the JDA. Vertex also has the right to terminate the JDA for convenience at any time after giving prior written notice.

If circumstances arise pursuant to which a party would have the right to terminate the JDA on account of an uncured material breach, such party may elect to keep the JDA in effect and cause such breaching party to be treated as if it had exercised its opt-out rights with respect to the products associated with such uncured material breach (described below) and the royalties payable to the breaching party would be reduced by a specified percentage.

Opt-Out Rights. Either party may opt of out of the development of a product candidate under the JDA after predetermined points in the development of the product candidate, on a candidate-by-candidate basis. In the event of such opt-out, the party opting-out will no longer share in the net profits and net losses associated with such product candidate and, instead, the opting out party will be entitled to high single to mid- teen percentage royalties on the net sales of such product, if commercialized.

Manufacturing

We have entered into certain manufacturing and supply arrangements with third-party suppliers to support production of our product candidates and their components. We plan to continue to rely on qualified third-party organizations to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early stage clinical trials. We expect that commercial quantities of any compound, vector, or engineered cells that we may seek to develop will be manufactured in facilities and by processes that comply with FDA and other regulations. At the appropriate time in the product development process, we will determine whether to establish manufacturing facilities or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop. Outside of the United States and Europe, where appropriate, we may elect in the future to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products. In certain instances, we may consider building our own commercial infrastructure.

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

For example, in January 2016, at our request, the USPTO declared an interference between one of the pending U.S. patent applications we licensed from Dr. Emmanuelle Charpentier and twelve issued U.S. patents, and subsequently added one U.S. patent application, owned jointly by Broad. Because our application was filed first, the USPTO designated Dr. Charpentier, California and Vienna, or Vienna, collectively as “Senior Party” and designated Broad as “Junior Party.” Following motions by the parties and other procedural matters, the PTAB concluded in February 2017 that the declared interference should be dismissed because the claim sets of the two parties were not directed to the same patentable invention in accordance with the PTAB’s two-way test for patent interferences. In particular, the Junior Party’s claims in the interference were all limited to uses in eukaryotic cells, while the Senior Party’s claims in the interference were not limited to uses in eukaryotic cells but included uses in all settings. Senior Party has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In parallel, either party can also pursue existing or new patent applications in the U.S. and elsewhere. Going forward, either party as well as other parties could seek a new interference related to the uses of the technology in eukaryotic cells or other aspects of the technology, and any existing or new patents could be the subject of other challenges to their validity of enforceability. In the context of a second interference or in other proceedings, a determination could be reached regarding that the Senior Party was not the first to invent, or it could be concluded that the contested subject matter is not patentable to the Senior Party and is patentable to the Junior Party, which in this case could preclude our U.S. patent applications from issuing as patents, in which case the proceedings would result in our losing the right to protect core innovations and our freedom to practice our core gene editing technology. If there is a second interference, either party could again appeal an adverse decision to the U.S. Court of Appeals for the Federal Circuit. In any case, it may be years before there is a final determination on priority. For example, Toolgen Inc., or Toolgen, filed Suggestions of Interference in the USPTO on April 13, 2015 and December 3, 2015, suggesting that they believe some of the claims in pending U.S. applications owned by Toolgen (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510, respectively) interfere with certain claims in five of the Broad patents currently involved in the interference with Dr. Emmanuelle Charpentier, California and Vienna. We are also aware of additional third parties that have pending patent applications relating to CRISPR technologies, which similarly may lead to further interference proceedings. For example, Rockefeller University has filed a continuation application (U.S. Serial No. 14/324,960) of an application filed by the Broad that Rockefeller’s employee Luciano Marraffini as co-inventor of CRISPR/Cas9 technology; Vilnius University has filed applications in the United States and in other jurisdictions (published internationally as WO2013/141680 and WO2013/142578), Harvard University has filed applications in the United States and in other jurisdictions (published internationally as WO2014/099744), and Sigma-Aldrich has filed applications in the United States and in other jurisdictions (published internationally as WO2014/089290), each claiming aspects of CRISPR/Cas9 technology based on applications claiming priority to provisional filings in 2012. Numerous other filings are based on provisional applications filed after 2012.

Broad, Toolgen and Sigma have filed international counterparts of their U.S. applications, some of which were granted in Europe and/or other jurisdictions. We and third parties have initiated opposition proceedings against some of these grants, and we may in the future oppose other grants to these or other applicants. Similarly, if we should obtain patent grants in the U.S., Europe and other jurisdictions, these could also be the subject of oppositions or other post-grant procedures sought by third parties in order to revoke the grants or narrow the scope of granted claims. For example, our first patent granted in Europe has been opposed by multiple parties. Going forward, with existing and new challenges being filed against CRISPR/Cas9 cases in the U.S., Europe and elsewhere, and considering the number of interested parties, it is reasonable to expect that patents directed to the underlying technology will continue to be the subject of ongoing disputes over at least the next several years, and potentially beyond as decisions in favor or against particular parties may be the subject of appeals.

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

Licensure and Regulation of Biologics in the United States

In the United States, our candidate products would be regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug, and Cosmetic Act, or FDCA, and their implementing regulations. The failure to comply with the applicable U.S. requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process or post-approval process, may subject an applicant to delays in the conduct of a study, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA or the Department of Justice, or DOJ, or other governmental entities.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated, or by a central IRB if appropriate;
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

•

satisfactory completion of any FDA audits of the nonclinical study and clinical trial sites to assure compliance with GLPs and GCPs, respectively, and the integrity of clinical data in support of the BLA;

•	payment of user fees and securing FDA approval of the BLA; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, adverse event reporting, and compliance with any post-approval studies required by the FDA.

Preclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animals. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA imposes a clinical hold based on concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects would be exposed to unreasonable and significant health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin.

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

Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, subject informed consent, ethical factors, and the safety of human subjects. An IRB must operate in compliance with FDA regulations. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on access to certain data from the study. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA, and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee established under the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.

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

•

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and costlier Phase 3 clinical trials.

•

Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage and gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.

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

Special Regulations and Guidance Governing Gene Therapy Products

It is possible that the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR/Cas9 product candidates we may develop, but that remains uncertain at this point. The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material and/or by integrating into the host genome and which are administered as nucleic acids, viruses, or genetically engineered microorganisms. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the NIH and the RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical, and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

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

If a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, a protocol and related documentation must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules prior to the submission of an IND to the FDA. In addition, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH will convene the Recombinant DNA Advisory Committee, or RAC, a federal advisory committee, to discuss protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.

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

For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with CGTP. These requirements are found in FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies for products intended for the U.S. market, and with analogous health regulatory agencies for products intended for other markets globally. Both U.S. and non-U.S. manufacturing establishments must register and provide additional information to the FDA and/or other health regulatory agencies upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether U.S. or non-U.S., is deemed misbranded under the FDCA, and could be affected by similar as well as additional compliance issues in other jurisdictions. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMP’s and other laws. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA or other governing health regulatory agency may lead to a product being deemed to be adulterated.

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

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of nonclinical study and clinical trial sites to assure compliance with GLPs and GCPs, respectively, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by an applicant in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally could support accelerated approval where a study demonstrates a relatively short-term clinical benefit in a chronic disease setting in which assessing durability of the clinical benefit is essential for traditional approval, but the short-term benefit is considered reasonably likely to predict long-term benefit.

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

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA has imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable no earlier than May 28, 2016. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

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

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the U.S. Patient Protection and Affordable Care Act, as amended by the U.S. Health Care and Education Reconciliation Act, collectively the Affordable Care Act or ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, and requires certain manufacturers and applicable group purchasing organizations to report ownership and investment interests held by physicians or their immediate family members; and

•

analogous laws and regulations in other national jurisdictions and states, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

On January 20, 2017, United States President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. It is unclear whether new legislation modifying the Affordable Care Act will be enacted, and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. We plan to continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement may have on our business.

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

Employees

As of December 31, 2017 we had 127 full-time employees, 57 of whom held Ph.D. or M.D. degrees, 101 of whom were engaged in research and development, and 26 of whom were engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support. None of our employees is represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us. We consider our employee relations to be good.

Information Available on the Internet

From time to time, we may use our website to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.crisprtx.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website is not incorporated into, and does not form a part of, this Annual Report.

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

Risks Related to Our Financial Position and Need for Additional Capital

We Have Incurred Significant Operating Losses Since Our Inception And Anticipate That We Will Incur Continued Losses For The Foreseeable Future.

We have funded our operations to date through proceeds from our initial public offering, or the IPO, and concurrent private placement of our common shares, private placements of our preferred shares and convertible securities and payments received from Casebia Therapeutics, LLP pursuant to our joint venture with Bayer HealthCare LLC, or Bayer Healthcare, and our Collaboration Agreement and Joint Development and Commercialization Agreement, or JDA, with Vertex Pharmaceuticals, Incorporated, or Vertex. Since inception, we have incurred significant operating losses. Our net loss was $68.4 million, $23.2 million, and $25.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, we had an accumulated deficit of $125.4 million and $57.1 million, respectively. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•	initiate clinical trials for our lead hemoglobinopathy program, CTX001, targeting beta-thalassemia and sickle cell disease
•	continue our current research programs and our preclinical and clinical development of product candidates;
•	seek to identify additional research programs and additional product candidates;
•

conduct Investigational New Drug, or IND, supporting preclinical studies and initiate clinical trials for our most advanced product candidates which are from our hemoglobinopathy program targeting beta-thalassemia and sickle cell disease;

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

As of December 31, 2017 and 2016, we had cash of approximately $239.8 million and $315.5 million, respectively. In January 2018, the Company completed an offering of 5,750,000 shares of common, which were sold at a price of $22.75 per share. This offering resulted in $122.6 million of net proceeds to the Company. The underwriting discount of $7.8 million and other expenses of $0.4 million related to the equity offering were recorded as an offset to additional paid-in capital. With our cash on hand as of December 31, 2017 and the proceeds from the January 2018 offering, we expect cash and cash equivalents to be sufficient to fund its current operating plan through at least the next 24 months.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the scope, progress, results and costs of clinical trials, drug discovery, preclinical development, and laboratory testing for our wholly owned and partnered product candidates;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;
•	the success of our current joint venture with Bayer Healthcare and our collaboration with Vertex;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•

the costs of fulfilling our obligations under the Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement to reimburse other parties for costs incurred in connection with the prosecution and maintenance of associated patent rights;

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

We are early in our development efforts and we have not initiated clinical trials for any of our product candidates. We were formed in October 2013, have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

We have submitted clinical trial applications, or CTAs, in various European jurisdictions for a clinical trial in beta-thalassemia for our lead product candidate from our hemoglobinopathy program and intend to file an IND with the United Stated Food and Drug Administration, or FDA for our hemoglobinopathy program targeting sickle cell disease in the first half of 2018, but have not yet commenced clinical trials for such programs. Each of our other programs requires additional discovery research and then preclinical development. All of our programs, including our hemoglobinopathy program, require clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product candidates must be approved for marketing by the FDA or certain other health regulatory agencies, including the European Medicines Agency, or EMA, before we may commercialize any product.

Our limited operating history, particularly in light of the rapidly evolving gene editing field, may make it difficult to evaluate our technology and industry and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our shareholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

In addition, as an early stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our product candidates, we will need to transition from a company with a research focus to a company capable of supporting clinical development and if successful, commercial activities. We may not be successful in such a transition.

Our Ability To Use Tax Loss Carryforwards In Switzerland May Be Limited.

Under Swiss law, we are entitled to carry forward losses we incur for a period of seven years and we can offset future profits, if any, against such losses. As of December 31, 2017, we reported tax loss carry forwards from inception through 2017 for purposes of Swiss federal direct taxes in the aggregate amount of CHF 103.1 million (including the loss incurred in 2017). As we have moved our legal seat from the Canton of Basel-Stadt to the Canton of Zug mid of 2017, it will be the Canton of Zug, which is in charge for assessing our tax return including our carry forward losses (to be noted that there will be a pro-rata allocation between the Canton of Basel-Stadt and Zug for capital tax purposes in 2017). No ruling regarding taxation as a mixed company has been filed with the Zug tax authorities; however, based on the practice of the Canton of Zug, we can apply for taxation as a mixed company in the tax return as long as the respective law is in force and we fulfill the respective criteria. According to the practice of the Canton of Zug and deviating from the tax rules of the Canton of Basel-Stadt a mixed company profit allocation is only performed once the company is profit making. Therefore, the tax loss carry forwards at cantonal level are the same as at federal level and therefore amount to some CHF 103.1 million in aggregate as of December 31. 2017. It is to be noted in this regard that tax losses are only finally assessed by the tax authorities when offset with taxable profit (which will not be the case as long we are loss making). If not used, these tax losses will expire seven years after the year in which they occurred. Due to our limited income, there is a high risk that the tax loss carry forwards will expire partly or entirely. For 2017, the tax return has – in accordance with Swiss tax law – not yet been filed. Therefore, for 2017 the loss carried forward will only be claimed with filing of the tax return for the tax year 2017.

Risks Related to Our Business, Technology and Industry

We Are Early In Our Development Efforts And We Have Not Initiated Clinical Trials For Any Of Our Product Candidates. It Will Be Many Years Before We Or Our Collaborators Commercialize A Product Candidate, If Ever. If We Are Unable To Advance Our Product Candidates To Clinical Development, Obtain Regulatory Approval And Ultimately Commercialize Our Product Candidates, Or Experience Significant Delays In Doing So, Our Business Will Be Materially Harmed.

We are early in our development efforts and have focused our research and development efforts to date CRISPR/Cas9, gene editing technology, identifying our initial targeted disease indications and our initial product candidates. Our future success depends heavily on the successful development of our CRISPR/Cas9 gene editing product candidates including our most advanced product candidate, CTX001, which targets beta-thalassemia and sickle cell disease. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of our current product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, our research programs, including those subject to our joint venture with Bayer Healthcare and Collaboration Agreement and the Joint Development and Commercialization Agreement, or the JDA, with Vertex, may fail to identify potential product candidates for clinical development for a number of reasons or may fail to successfully advance any product candidates through clinical development. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

In December 2017, we submitted CTAs in various European jurisdictions for CTX001 to begin our first clinical trial in beta-thalassemia and plan, following a pre-IND meeting with the FDA, to file an IND with the FDA in the first half of 2018 to begin our first clinical trial for CTX001 in sickle cell disease. The filing of future CTAs or INDs for any other product candidate we develop is subject to the identification and selection of guide RNA with acceptable efficiency. Subject to successful completion of preclinical toxicology testing, we also intend to file an IND for CTX101 by the end of 2018. Commencing any of our clinical trials is also subject to acceptance by the European regulatory authorities of our CTAs, or the FDA of our INDs, and finalizing the trial design based on discussions with the applicable regulatory authorities, including the Recombinant DNA Advisory Committee, or RAC, of the U.S. National Institutes of Health, or NIH. In the event that the European regulatory authorities, FDA or RAC requires us to complete additional preclinical studies or we are required to satisfy other requests, the start of our first clinical trial for our hemoglobinopathy programs or any of our other programs may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, they could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect.

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

The success of our product candidates will depend on several factors, including the following:

•	successful completion of clinical trials and preclinical studies;

•	sufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;

•	ability to develop safe and effective delivery mechanisms for our in vivo therapeutic programs;

•	ability to identify optimal RNA sequences to guide genomic editing;

•	entry into collaborations to further the development of our product candidates;

•	a positive recommendation of the Recombinant DNA Advisory Committee of the NIH;

•	approval of CTAs or INDs for our product candidates to commence clinical trials;

•	successful enrollment in, and completion of, clinical trials and preclinical studies;

•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates for the intended patient populations;

•	receipt of regulatory and marketing approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;

•	successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us;

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effective competition with other therapies and treatment options;

•	establishment and maintenance of healthcare coverage and adequate reimbursement;

•	enforcement and defense of intellectual property rights and claims;

•	maintenance of a continued acceptable safety profile of the product candidates following approval; and

•	achieving desirable medicinal properties for the intended indications.

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

CRISPR/Cas9 gene editing technology is relatively new, and no products based on CRISPR/Cas9 or other similar gene editing technologies have been approved in the United States or the European Union and only a limited number of clinical trials of products based on gene editing technologies have been commenced. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we have not commenced clinical trials, we have not yet been able to assess safety in humans, and there may be long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, testing of our product candidates in animal models may not be predictive of the results we observe in human clinical trials of our product candidates for either safety or efficacy. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene editing technology, or any similar or competitive gene editing technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our gene editing technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Product candidates we may develop may be associated with undesirable side effects, unexpected characteristics or other serious adverse events, including off-target cuts of DNA, or the introduction of cuts in DNA at locations other than the target sequence. These off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There also is the potential risk of delayed adverse events following exposure to gene editing therapy due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene editing products include an immunologic reaction after administration which could substantially limit the effectiveness of the treatment. Additionally, immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects could arise either during clinical development or, if such side effects are more rare, after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. If our CRISPR/Cas9 gene editing technology demonstrates a similar effect, we may decide or be required to halt or delay preclinical development or clinical development of our product candidates. In addition to serious adverse events or side effects caused by any product candidate we may develop; the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval.

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

In particular, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. For example, in April 2016, Chinese scientists reported on their attempts to edit the genome of human embryos to modify the gene for hemoglobin beta. This is the gene in which a mutation occurs in patients with the inherited blood disorder beta-thalassemia. Although this research was purposefully conducted in embryos that were not viable, the work prompted calls for a moratorium or other types of restrictions on gene editing of human eggs, sperm, and embryos. The Alliance for Regenerative Medicine in Washington, D.C. has called for a voluntary moratorium on the use of gene editing technologies, including CRISPR/Cas9, in research that involves altering human embryos or human germline cells. Similarly, the NIH has announced that it would not fund any use of gene editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in many other European countries.

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

We are aware of several companies focused on developing gene editing in various indications using CRISPR/Cas9 gene editing technology, including Intellia Therapeutics, Inc. and Editas Medicine, Inc., or Editas. There can be no certainty that other gene editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Editas has exclusively licensed a CRISPR system involving a different protein, Cpf1, which can also edit human DNA as well as advanced forms of Cas9. Editas and certain of its scientific founders have asserted that Cpf1 may work better than Cas9 in some cases. Cas9 may be determined to be less attractive than Cpf1 or other CRISPR proteins that have yet to be discovered.

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

Our Collaborators And Strategic Partners May Control Aspects Of Our Clinical Trials and Commercialization Efforts, Which Could Result In Delays And Other Obstacles In The Commercialization Of Our Proposed Products And Materially Harm Our Results Of Operations.

For some programs, we will depend on third party collaborators and strategic partners to design and conduct our clinical trials, and for any approved products, the commercialization of such products. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraw support for our programs or proposed products or otherwise impair their development or commercialization, our business could be negatively affected. In October 2015, we entered into a four-year collaboration agreement with Vertex to research, develop and commercialize new treatments aimed at the underlying genetic causes of human diseases, including beta-thalassemia and sickle cell. In December 2017, we entered into the JDA with Vertex, initially for the development and commercialization of CTX001 for beta-thalassemia and sickle cell disease. In addition, in December 2015, we entered into an agreement with Bayer Healthcare to create a joint venture to discover and commercialize therapeutics for the treatment of blood disorders, blindness and heart disease in addition to select indications related to other sensory organs, metabolic diseases and autoimmune diseases based on our CRISPR/Cas9 gene editing technology.

We and Bayer Healthcare each hold a 50% interest in the joint venture and each have two designees on the management board. As such, we cannot control all aspects of the clinical development and commercialization of any product candidate developed by the joint venture. Similarly, under our collaboration agreement with Vertex, Vertex has sole authority to select genetic targets to pursue and we will not have control over the development of any product candidates for the selected genetic targets. Under the JDA, we and Vertex have an equal number of representatives on the various committees contemplated by the JDA, which will prevent us from having sole control of the development of CTX001 or any future product candidates subject to the JDA. Furthermore, pursuant to the JDA, Vertex will be solely responsible for the commercialization activities of any approved products subject to the JDA outside of the United States. Our lack of control over the clinical development and commercialization activities in our agreements with Bayer Healthcare and Vertex could cause delays or other difficulties in the development and commercialization of product candidates, which may prevent among other things, completion of intended IND filings for the first clinical trial for our hemoglobinopathy program targeting sickle cell disease in a timely fashion, if at all, or the completion or delay in BLA filings, as well as the timely initiation of clinical trials for beta-thalassemia upon approval of the CTA, if at all.

In addition, the termination of our agreements with Vertex would prevent us from receiving any milestone, royalty payments and other benefits under that agreement. The termination of our joint venture with Bayer Healthcare would prevent us from participating in the profits of the joint venture. Either occurrence would have a materially adverse effect on our results of operations.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities that may be conducted by sales and marketing team we establish, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Liabilities they incur pursuant to these laws could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

Our Future Success Depends On Our Ability To Retain Key Executives And To Attract, Retain And Motivate Qualified Personnel.

We are highly dependent on the research and development, clinical, commercial and business development expertise of Dr. Samarth Kulkarni, our Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The loss of the services of our executive officers or other key employees or consultants could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. For example, since our IPO our former Chief Executive Officer resigned in his role as Chief Executive Officer and became our President and Chairman of the Board of Directors, and our former Chief Financial Officer resigned. While we have promoted Samarth Kulkarni as our new Chief Executive Officer and hired Michael Tomsicek as our new Chief Financial Officer, there is no assurance that we will be able to find qualified replacements in a timely manner, if at all, in the event of the departure of other executive officers or key employees. If we are unable to retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2017, we had 127 full-time employees and we expect to increase our number of employees and the scope of our operations in 2018 and beyond as we conduct activities as a public company and seek to advance development and if successful, commercialization, of our product candidates. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Our Employees, Principal Investigators, Consultants And Commercial Partners May Engage In Misconduct Or Other Improper Activities, Including Non-compliance With Regulatory Standards And Requirements And Insider Trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants, and commercial partners, and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and in other jurisdictions, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Our Business Is Subject To Economic, Political, Regulatory And Other Risks Associated With International Operations.

Our business is subject to risks associated with conducting business internationally. We and a number of our suppliers and collaborative and clinical study relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

•	differing regulatory requirements for drug approvals in non-U.S. countries;

•	potentially reduced protection for intellectual property rights;

•	difficulties in compliance with non-U.S. laws and regulations;

•	changes in non-U.S. regulations and customs, tariffs and trade barriers;

•	changes in non-U.S. currency exchange rates and currency controls;

•	changes in a specific country’s or region’s political or economic environment;

•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

•	negative consequences from changes in tax laws;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling outside the United States;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	difficulties associated with staffing and managing international operations, including differing labor relations;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities outside the United States;

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including floods and fires; and
•

adverse effects and instability in global financial markets, political institutions and regulatory agencies resulting from the United Kingdom’s June 23, 2016 vote to leave the European Union and subsequent invocation of Article 50 of the Lisbon Treaty on March 29, 2017.

Our Business Operations Have a Substantial International Footprint and We May Further Expand In The Future, Which Presents Challenges In Managing Our Business Operations.

We are headquartered in Zug, Switzerland and have offices in the U.S. and the United Kingdom. In addition, we may expand our international operations into other countries in the future. While we have acquired significant management and other personnel with substantial experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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

As we continue to expand our operations, our corporate structure and tax structure has become substantially more complex. In connection with our current and future potential partnerships, we are actively engaged in developing and applying technologies and intellectual property with a view toward commercialization of products globally, often with commercialization partners. In connection with those activities, we already have and will likely continue to engage in complex cross-border and global transactions involving our technology, intellectual property and other assets, between CRISPR and other entities such as partners and licensees, and between companies within the CRISPR group. Such cross-border and global arrangements are both difficult to manage and can potentially give rise to complexities in areas such as tax treatment, particularly since we are subject to multiple tax regimes and different tax authorities can also take different views from each other, even as regards the same cross-border transaction or arrangement. There can be no assurance that we will effectively manage this increased complexity without experiencing operating inefficiencies, control deficiencies or tax liabilities. Significant management time and effort is required to effectively manage the increased complexity of our company, and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our success depends in large part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries with respect to our CRISPR/Cas9 platform technology and any proprietary product candidates and technology we develop. Currently, no patents covering our CRISPR/Cas9 platform or product candidates have been issued to us in the United States and one of the patent applications we have licensed that may cover our platform was the subject of an interference proceeding at the United States Patent and Trademark Office, or USPTO; the termination of the interference proceeding has been appealed to the U.S. Court of Appeals for the Federal Circuit, or Federal Circuit, as discussed below. One patent covering our CRISPR/Cas9 platform was issued in Europe, but is the subject of opposition proceedings. We seek to protect our proprietary position by in-licensing intellectual property to cover our platform technology and filing patent applications in the United States and in other jurisdictions related to our technologies and product candidates that are important to our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. If we or our licensors are unable to obtain or maintain patent protection with respect to our CRISPR/Cas9 platform technology and any proprietary products and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.

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

Some Of Our In-licensed Patent Applications Are Subject To Priority Disputes And Inventorship Disputes. Our Owned And In-Licensed Patents And Other Intellectual Property May Be Subject To Further Priority Disputes Or To Inventorship Disputes And Similar Proceedings. If We Or Our Licensors Are Unsuccessful In Any Of These Proceedings, We May Be Required To Obtain Licenses From Third Parties, Which May Not Be Available On Commercially Reasonable Terms Or At All, Or To Cease The Development, Manufacture, And Commercialization Of One Or More Of The Product Candidates We May Develop, Which Could Have A Material Adverse Impact On Our Business.

In January 2016, at our request, the USPTO declared an interference between one of the pending U.S. patent applications we licensed from Dr. Charpentier and twelve issued U.S. patents, and subsequently added one U.S. patent application, owned jointly by the Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College, collectively referred to as the Broad. An interference is a proceeding conducted at the USPTO by the Patent Trial and Appeal Board, or PTAB, to determine which party was the first to invent subject matter claimed by both of these parties. There were two parties to this interference. Because our application was filed first, the USPTO designated Dr. Charpentier, the Regents of the University of California, or California, and the University of Vienna, or Vienna, collectively as “Senior Party” and designated Broad as “Junior Party.” Following motions by the parties and other procedural matters, the PTAB concluded in February 2017 that the declared interference should be dismissed because the claim sets of the two parties were not directed to the same patentable invention in accordance with the PTAB’s two-way test for patent interferences. In particular, the Junior Party’s claims in the interference were all limited to uses in eukaryotic cells, while the Senior Party’s claims in the interference were not limited to uses in eukaryotic cells but included uses in all settings. In April 2017, the Senior Party appealed the PTAB decision to the Federal Circuit, seeking review and reversal of the PTAB’s February 2017 decision, which terminated the interference without determining which inventors actually invented the use of the CRISPR/Cas9 genome editing technology in eukaryotic cells. In parallel, either party can pursue existing or new patent applications in the U.S. and elsewhere. For example, one of the Broad’s pending patent applications (U.S. Serial No. 14/523,799)  issued as U.S. Patent No. 9,840,713 on December 12, 2017. Going forward, either party as well as other parties could seek a new interference related to the uses of the technology in eukaryotic cells or other aspects of the technology, and any existing or new patents could be the subject of other challenges to their validity of enforceability. In the context of a second interference or in other proceedings, a determination could be reached regarding that the Senior Party was not the first to invent, or it could be concluded that the contested subject matter is not patentable to the Senior Party and is patentable to the Junior Party, which in this case could preclude our U.S. patent applications from issuing as patents, in which case the proceedings would result in our losing the right to protect core innovations and our freedom to practice our core gene editing technology. If there is a second interference, either party can again appeal an adverse decision to the U.S. Court of Appeals for the Federal Circuit. In any case, it may be years before there is a final determination on priority. Pursuant to the terms of the license agreement with Dr. Charpentier, we are responsible for covering or reimbursing Dr. Charpentier’s patent prosecution defense and related costs associated with our in-licensed technology.

Furthermore, we may be involved in other interference proceedings or other disputes in the future. For example, Toolgen Inc., or Toolgen, filed Suggestions of Interference in the USPTO on April 13, 2015, and December 3, 2015, suggesting that they believe some of the claims in pending U.S. applications owned by Toolgen (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510, respectively) interfere with certain claims in five of the Broad patents currently involved in the interference with Dr. Charpentier, California and Vienna. The USPTO may, in the future, declare an interference between our patent application and one or more Toolgen patent applications. We are also aware of additional third parties that have pending patent applications relating to CRISPR technologies, which similarly may or may not lead to further interference proceedings. For example, Rockefeller University has filed an application (U.S. Serial No. 15/217,489) claiming priority to an application filed by the Broad, but which names Rockefeller’s employee Luciano Marraffini as co-inventor of CRISPR/Cas9 technology; Vilnius University has filed applications in the United States and in other jurisdictions (published internationally as WO2013/141680 and WO2013/142578 and granted as a patent in the United States as U.S. Patent No. 9,637,739), Harvard University has filed applications in the United States and in other jurisdictions (published internationally as WO2014/099744 and granted as a patent in the United States as U.S. Patent No. 9,023,649), and Sigma-Aldrich has filed applications in the United States and in other jurisdictions (published internationally as WO2014/089290), each claiming aspects of CRISPR/Cas9 technology based on applications claiming priority to provisional filings in 2012. Numerous other filings are based on provisional applications filed after 2012.

Broad, Toolgen, Vilnius, Harvard, Sigma-Aldrich and other parties routinely file international counterparts of their U.S. applications, some of which have been granted or could in future be granted in Europe and/or other non-U.S. jurisdictions. We and third parties have initiated opposition proceedings against some of these grants, and we may in the future oppose other grants to these or other applicants. For example, we and eight other entities have opposed European Patent 2771468 that was granted to Broad, MIT and Harvard. In hearings which began on January 16, 2018, the patent granted to Broad, MIT and Harvard was revoked, but the patentees are expected to appeal the decision against them. Oppositions are also now pending with respect to a number of other patents granted to them in Europe. Similarly, our intellectual property may in the future become involved in opposition proceedings in Europe or other jurisdictions. For example, the issued European patent we in-licensed from Dr. Charpentier has been opposed by multiple third parties. The opposition to the European patent could lead to the revocation of the patents in whole or in part, or could lead to the claims being narrowed in a way that could impair or preclude our ability to enforce the patent against competitors in Europe.

If we or our licensors are unsuccessful in any interference proceedings or other priority or validity disputes (including any patent oppositions) to which we or they are subject or become subject to, we may lose valuable intellectual property rights through the loss or narrowing of one or more of our patent applications. If we or our licensors are unsuccessful in any interference proceeding or other dispute, we may be required to seek to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other disputes. These third parties would be under no obligation to grant to us any such license and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we and our partners may need to cease the practice of our core gene editing, and the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. If we are unsuccessful in our dispute with Broad, we and our partners may be blocked from commercializing any products based on our core gene editing technology. Even if we are successful in an interference proceeding or other similar disputes, it could result in substantial costs and be a distraction to management and other employees.

The Intellectual Property That Protects Our Core Gene Editing Technology Is Jointly Owned, And Our License Is From Only One Of The Joint Owners, Materially Limiting Our Rights In The United States And In Other Jurisdictions.

The family of patent applications we have in-licensed from Dr. Charpentier is the foundational patent protection for our core gene editing technology. However, that family includes other named inventors who assigned their rights either to California or to Vienna. As such, the intellectual property is currently co-owned by Dr. Charpentier, California, and Vienna. On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement, or IMA, with California, Vienna and their licensees including Caribou Biosciences, Inc. and Caribou’s licensee Intellia Therapeutics, Inc. Under the IMA, the co-owners provided reciprocal worldwide cross-consents to each of the other co-owners’ licensees and sublicensees, and agreed to a number of other commitments and obligations with respect to supporting and managing the underlying CRISPR/Cas9 gene editing intellectual property, including a cost-sharing agreement. As explained more fully below, that leaves us in a position of holding only non-exclusive or co-exclusive rights to the patent rights that protect our core gene editing technology, and we must continue to satisfy our contractual obligations under the IMA in order to maintain the effectiveness of the consents by California and Vienna to our license from Dr. Charpentier.

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

We May Not Be Successful In Obtaining Necessary Rights To Any Product Candidates We May Develop Through Acquisitions And In-licenses.

We currently have rights to intellectual property, through in-licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of gene-editing technology and filing patent applications potentially relevant to our business. For example, we are aware of several third-party patent applications that, if issued, may be construed to cover our CRISPR/Cas9 technology and product candidates. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain modified or improved components of CRISPR/Cas9 technology, such as modified nucleic acids, as well as non-CRISPR/Cas9 technologies such as delivery methods that we are evaluating for use with product candidates we may develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and CRISPR/Cas9 technology. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, or discontinue the practice of our core CRISPR/Cas9 gene-editing technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in-licensed patent applications, such as our in-licensed CRISPR/Cas9 patent applications in the context of third party observations and oppositions filed in Europe and Australia, and may in the future raise similar claims before administrative bodies in the United States or in other jurisdictions, even outside the context of litigation. Mechanisms for challenging the validity of patents in patent offices include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in non-U.S. jurisdictions (e.g., opposition proceedings). Such proceedings could result in the loss of our patent applications or patents, or their narrowing in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including re-examination interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in other jurisdictions such as oppositions before the European Patent Office. Third parties, including parties involved in ongoing interference proceedings, may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third-party patents and patent applications including, for example, the Broad, Vilnius, Harvard and Sigma-Aldrich patents described above, that may be asserted to encompass our CRISPR/Cas9 technology. If we are unable to prove that these patents are invalid and we are not able to obtain or maintain a license on commercially reasonable terms, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business. If we are found to infringe such third-party patents, we and our partners may be required to pay damages, cease commercialization of the infringing technology, including our core CRISPR/Cas9 gene-editing technology, or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all. Additionally, we have not performed any freedom-to-operate analysis on specific product candidates at this stage to identify potential infringement risks. A proper analysis of that type will not be feasible until specific product candidates are designed.

Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, ownership, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing any product candidates we may develop and our technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court ruled that a “naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated,” and invalidated Myriad Genetics’ claims on the isolated BRCA1 and BRCA2 genes. Certain claims of our patents relate to CRISPR/Cas9 gene-editing technology as well as guide components that are directed to naturally occurring DNA sequences. To the extent that such claims are deemed to be directed to natural products, or to lack an inventive concept above and beyond an isolated natural product, a court may decide the claims are invalid under Myriad. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Europe’s planned Unified Patent Court may particularly present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. While that new court is being implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it will also provide our competitors with a new forum to use to centrally revoke our European patents. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by that court. We will have the right to opt our patents out of that system over the first seven years of the court, but doing so may preclude us from realizing the benefits of the new unified court.

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

If We Do Not Obtain Patent Term Extension And Data Exclusivity For Any Product Candidates We May Develop, Our Business May Be Materially Harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or if the term of any such extension is less than we request, we will be unable to rely on our patent position to forestall the marketing of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

Intellectual Property Rights Do Not Necessarily Address All Potential Threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make gene therapy products that are similar to any product candidates we may develop or utilize similar gene therapy technology but that are not covered by the claims of the patents that we license or may own in the future;

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

The Market Price Of Our Common Shares Has Been Volatile and Fluctuate Substantially, Which Could Result In Substantial Losses For Shareholders.

Our share price has been and in the future, may be subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our shares traded within a range of a high price of $25.00 and a low price of $11.63 per share for the period beginning on October 19, 2016, our first day of trading on the Nasdaq Global Market, through December 29, 2017. As a result of this volatility, our shareholders could incur substantial losses. In addition, the market price for our common shares may be influenced by many factors, including:

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

•	developments or changing views regarding the use of genomic products, including those that involve gene editing;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of our common shares by us, our insiders, or other shareholders;

•	expiration of market stand-off or lock-up agreements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our common shares;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

These and other market and industry factors may cause the market price and demand for our common shares to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their common shares and may otherwise negatively affect the liquidity of our common shares. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

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

As of February 28, 2018, common shares beneficially owned by our executive officers, directors and principal shareholders, including Vertex, Bayer Healthcare and other shareholders and their affiliates who owned more than 5% of our outstanding common shares totaled 26,538,395. As a result, these shareholders, if they were to act together, would be able to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common shares.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31, 2021, being the last day of the fiscal year following the fifth anniversary of the date of the completion of the IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of SOX;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•

being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

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

We are a Swiss corporation. Our corporate affairs are governed by our articles of association and by Swiss law. The rights of our shareholders and the responsibilities of members of our board of directors may be different from the rights and obligations of shareholders and directors of companies governed by the laws of U.S. jurisdictions. In the performance of its duties, our board of directors is required by Swiss law to consider the interests of our Company, our shareholders and our employees with due observation of the principles of reasonableness and fairness. It is possible that the board of directors will consider interests that are different from, or in addition to, your interests as a shareholder. Swiss corporate law limits the ability of our shareholders to challenge resolutions made or other actions taken by our board of directors in court. Our shareholders generally are not permitted to file a suit to reverse a decision or an action taken by our board of directors but are instead only permitted to seek damages for breaches of the duty of care and loyalty. As a matter of Swiss law, shareholder claims against a member of our board of directors for breach of the duty of care and loyalty would have to be brought in Zug, Switzerland, or where the relevant member of our board of directors is domiciled. In addition, under Swiss law, any claims by our shareholders against us must be brought exclusively in Zug, Switzerland.

Our Common Shares Are Issued Under The Laws Of Switzerland, Which May Not Protect Investors In A Similar Fashion Afforded By Incorporation In A U.S. State.

We are organized under the laws of Switzerland. However, there can be no assurance that Swiss law will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the U.S., which could adversely affect the rights of investors.

Our Status As A Swiss Corporation Means That Our Shareholders Enjoy Certain Rights That May Limit Our Flexibility To Raise Capital, Issue Dividends And Otherwise Manage Ongoing Capital Needs And May Cause Us To Be Unable To Make Distributions Without Subjecting Our Shareholders To Swiss Withholding Tax.

Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without additional shareholder approval. This authorization is limited to 50% of the existing registered share capital and must be renewed by the shareholders every two years. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe to any new issuance of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, the payment of dividends and the cancellation of treasury shares must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

Generally, Swiss withholding tax of 35% is due on dividends and similar distributions to our shareholders, regardless of the place of residency of the shareholder, unless the distribution is made to shareholders out of (i) a reduction of registered share capital or (ii) assuming certain conditions are met, qualifying capital contribution reserves, as further described under “Taxation—Swiss Tax Considerations—Swiss Federal Withholding Tax”. A U.S. holder that qualifies for benefits under the Convention between the United States of America and Switzerland for the Avoidance of Double Taxation with Respect to Taxes on Income, or the U.S.-Swiss Treaty, may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting shares, or for a full refund in the case of qualified pension funds). There can be no assurance that we will have sufficient qualifying capital contribution reserves to pay dividends free from Swiss withholding tax, or that Swiss withholding rules will not be changed in the future. In addition, we cannot provide assurance that the current Swiss law with respect to distributions out of qualifying capital contribution reserves will not be changed or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of qualifying capital contribution reserves becoming subject to additional corporate law or other restrictions. There are currently ongoing discussions in the Swiss Parliament that may limit the distribution of qualifying capital contributions. In addition, over the long term, the amount of registered share capital available to us for registered share capital reductions or qualifying capital contributions available to us to pay out as distributions is limited. If we are unable to make a distribution through a reduction in par value or out of qualifying capital contributions, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

Under present Swiss tax laws, repurchases of shares for the purposes of cancellation are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the repurchase price and the par value except, since January 1, 2011, to the extent attributable to qualifying capital contributions (Kapitaleinlagen) if any, the Swiss withholding becomes due. No partial liquidation treatment applies and no withholding tax is triggered if the shares are not repurchased for cancellation but held by us as treasury shares. However, should we not resell such treasury shares within six years, the withholding tax becomes due at the end of the six-year period.

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

During our 2017 taxable year we believe that we had certain shareholders that were Ten Percent Shareholders for United States federal income tax purposes. However, our CFC status for the taxable year ended December 31, 2017 and our current taxable year is unknown and we may be a CFC for the taxable year ended December 31, 2017, our current taxable year or a following year. In addition, recent changes to the attribution rules relation to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Because it is possible we were a PFIC for the 2016 taxable year, we provided the information that is necessary for you to make a QEF election with respect to us for the 2016 taxable year on our website (www.crisprtx.com). In addition, although we have not yet determined whether  we are a PFIC for the 2017 taxable year, it is possible that we may be a PFIC for the 2017 taxable year as well. We will endeavor to provide you, for each taxable year that we determine we are a PFIC, a PFIC Annual Information Statement containing information necessary for you to make a QEF election with respect to us.

If we are determined to be a PFIC, a U.S. holder will generally be treated as owning a proportionate amount (by value) of shares owned by us in any of our direct or indirect subsidiaries that are also PFICs, each a lower-tier PFIC, and will be subject to similar adverse rules with respect to distributions from, or dispositions of, such lower-tier PFICs, in each case as if such U.S. holder held such shares directly (even if such U.S. holder does not receive the proceeds of such distributions or dispositions directly). We have not determined whether any of our subsidiaries (including TRACR Hematology Ltd. and CRISPR Therapeutics Ltd.) are or may be lower-tier PFICs for any prior taxable year, the current taxable year or future taxable years, and we do not intend to do so. We also do not intend to make available the information necessary for U.S. holders to make a QEF election with respect to any lower-tier PFICs and therefore you should expect that you will not be able to make a QEF election with respect to them.

You are urged to consult your own tax advisors regarding our PFIC status and the tax considerations relevant to an investment in a PFIC, including the availability, and advisability, of, and procedure for making, a QEF election with respect to us, and the application of the PFIC rules to any of our subsidiaries.

Comprehensive Tax Reform Legislation Could Adversely Affect Our Business And Financial Condition.

On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was enacted.  The TCJA significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

U.S. Shareholders May Not Be Able To Obtain Judgments Or Enforce Civil Liabilities Against Us Or Our Executive Officers Or Members Of Our Board Of Directors.

We are a Swiss corporation organized under the laws of Switzerland and our registered office and domicile is located in Basel, Switzerland. Moreover, certain of our directors and executive officers and a number of directors of each of our subsidiaries are not residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States such persons or to enforce against them judgments obtained in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the federal securities laws of the United States. We have been advised by our Swiss counsel that there is doubt as to the enforceability in Switzerland of original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent solely predicated upon the federal and state securities laws of the United States. Original actions against persons in Switzerland based solely upon the U.S. federal or state securities laws are governed, among other things, by the principles set forth in the Swiss Federal Act on Private International Law. This statute provides that the application of provisions of non-Swiss law by the courts in Switzerland shall be precluded if the result is incompatible with Swiss public policy. Also, mandatory provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Zug, Switzerland pursuant to a real estate lease agreement with a term that renews every six months. We also have facilities in Cambridge, Massachusetts, where we occupy approximately 65,376 square feet of laboratory and office space under a sublease that expires in December 2026. We also lease approximately 19,817 square feet of additional office and laboratory space in Cambridge, Massachusetts pursuant to a lease that expires in February 2022. In London, England, we occupy and maintain office space pursuant to a real estate lease agreement with a term that renews every six months. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business. In January 2016, the United States Patent and Trademark Office, or USPTO, declared an interference between one of the pending U.S. patent applications we have in-licensed from Dr. Charpentier and twelve issued U.S. patents and one U.S. patent application owned jointly by The Broad Institute, Massachusetts Institute of Technology, President and Fellows of Harvard College, or Broad. The interference was redeclared in March 2016 to add a U.S. patent application owned by Broad. An interference is a proceeding conducted at the USPTO by the Patent Trial and Appeal Board, or PTAB, to determine which party was first to invent subject matter by at least two parties. There are currently two parties to this interference. Our in-licensed patent application is co-owned among Dr. Charpentier, the Regents of the University of California, and the University of Vienna, whom the USPTO designated collectively as “Senior Party”; Broad was designated as “Junior Party.” Following motions by the parties and other procedural matters, the PTAB concluded in February 2017 that the declared interference should be dismissed because the claim sets of the two parties were not directed to the same patentable invention in accordance with the PTAB’s two-way test for patent interferences. In particular, the Junior Party’s claims in the interference were all limited to uses in eukaryotic cells, while the Senior Party’s claims in the interference were not limited to uses in eukaryotic cells but included uses in all settings. Senior Party appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In parallel, either party can also pursue existing or new patent applications in the U.S. and elsewhere. Going forward, either party as well as other parties could seek a new interference related to the uses of the technology in eukaryotic cells or other aspects of the technology, and any existing or new patents could be the subject of other challenges to their validity of enforceability. In the context of a second interference or in other proceedings, a determination could be reached regarding that the Senior Party was not the first to invent, or it could be concluded that the contested subject matter is not patentable to the Senior Party and is patentable to the Junior Party, which in this case could preclude our U.S. patent applications from issuing as patents, in which case the proceedings would result in our losing the right to protect core innovations and our freedom to practice our core gene editing technology. If there is a second interference, either party could again appeal an adverse decision to the U.S. Court of Appeals for the Federal Circuit. In any case, it may be years before there is a final determination on priority. In addition, both the Broad Toolgen Inc. and Sigma have filed international counterparts of their U.S. applications, some of which were granted in Europe and/or other jurisdictions, and Vilnius University and other third parties also have international counterparts of U.S. patent applications that could proceed to grant. We and third parties have initiated opposition proceedings against some of these grants, and we may in the future oppose other grants to these or other applicants. Similarly, if we should obtain patent grants in the U.S., Europe and other jurisdictions, these could also be the subject of oppositions or other post-grant procedures sought by third parties in order to revoke the grants or narrow the scope of granted claims. Going forward, with existing and new challenges being filed against CRISPR/Cas9 cases in the U.S., Europe and elsewhere, and considering the number of interested parties, it is reasonable to expect that patents directed to the underlying technology will continue to be the subject of ongoing disputes over at least the next several years, and potentially beyond as decisions in favor or against particular parties may be the subject of appeals.

For further information regarding risks regarding the interference and patent rights held by third parties, please see “Risk Factors—Risks Related to Our Intellectual Property” contained in Item 1A of this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “CRSP.” The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported by Nasdaq Stock Market LLC:

Year Ended December 31, 2017:	High	Low
First quarter	$24.99	$11.63
Second quarter	22.22	13.50
Third quarter	21.32	15.55
Fourth quarter	25.00	16.51

Year Ended December 31, 2016:	High	Low
Fourth quarter	$23.97	$13.75

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph set forth below compares the cumulative total stockholder return on our shares between October 19, 2016 (the date of our initial public offering) and December 29, 2017, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on October 19, 2016 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 19, 2016 of $14.09 per share as the initial value of our common shares and not the initial offering price to the public of $14.00 per share. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of February 28, 2018, we had approximately 19 holders of record of our common shares. This number does not include beneficial owners whose shares were held in street name.

Dividends

We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Purchase of Equity Securities

There were no repurchases of our common shares made during the year ended December 31, 2017.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2017, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	December 31,
	2017	2016	2015	2014
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Collaboration revenue	$40,997	$5,164	$247	$—
Operating expenses:
Research and development	69,800	42,238	12,573	1,513
General and administrative	35,845	31,056	13,403	5,114
Total operating expenses	105,645	73,294	25,976	6,627
Loss from operations	(64,648)	(68,130)	(25,729)	(6,627)
Other (expense) income, net	(1,960)	45,412	(92)	(236)
Net loss before (provision for) benefit from income taxes	(66,608)	(22,718)	(25,821)	(6,863)
(Provision for) benefit from income taxes	(1,749)	(484)	(7)	63
Net loss	(68,357)	(23,202)	(25,828)	(6,800)
Foreign currency translation adjustment	40	(18)	(6)	(2)
Comprehensive loss	$(68,317)	(23,220)	$(25,834)	$(6,802)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	$(68,357)	$(23,220)	$(25,828)	$(6,800)
Loss attributable to noncontrolling interest	—	25	325	536
Loss on extinguishment of redeemable convertible preferred shares	—	—	—	(745)
Net loss attributable to common shareholders	$(68,357)	$(23,177)	$(25,503)	$(7,009)
Net loss per share attributable to common shareholders, basic and diluted	$(1.71)	$(1.89)	$(5.06)	$(1.97)
Weighted-average common shares outstanding, basic and diluted	40,057,365	12,257,483	5,037,404	3,559,985

	December 31,
	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$239,758	$315,520	$155,961
Working capital	233,874	298,190	146,685
Total assets	271,346	344,962	159,423
Redeemable convertible preferred shares	—	—	64,521
Total shareholders’ equity	187,832	232,846	(29,124)

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

Since our inception in October 2013, we have devoted substantially all of our resources to our research and development efforts, identifying potential product candidates, undertaking drug discovery and preclinical development activities, building and protecting our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred shares, common stock issuances, convertible loans and collaboration agreements with strategic partners.

In January 2018, we completed an offering of 5,750,000 of our common shares, which were sold at a price of $22.75 per share. This offering resulted in $122.6 million of net proceeds to the Company. The underwriting discount of $7.8 million and other expenses of $0.4 million related to the equity offering were recorded as an offset to additional paid-in capital.

All of our revenue to date has been collaboration revenue. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. As of December 31, 2017, we had $239.8 million in cash and an accumulated deficit of $125.4 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates, conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop, maintain, expand and protect our intellectual property portfolio, further develop our gene editing platform; hire additional research, clinical and scientific personnel; and incur additional costs associated with operating as a public company.

Collaboration Agreement, Joint Development and Commercialization Agreement- Vertex

In October 2015, we entered into a strategic research collaboration agreement with Vertex focused on the development of CRISPR/Cas9-based therapies. Under the terms of our agreement, we received an upfront, nonrefundable payment of $75.0 million and $30.0 million in convertible loan proceeds.

In December 2017, we and Vertex entered into Amendment No. 1 to the Collaboration Agreement, or the (the “Amendment”). The Amendment, among other things, modified certain definitions and provisions of the Collaboration Agreement to make them consistent with the JDA and clarified how many options are exercised (or deemed exercised) in connection with certain targets specified under the Collaboration Agreement. The Amendment also amended other provisions of the Collaboration Agreement, including the expiration terms of the Collaboration Agreement.

In December 2017, we entered into a Joint Development and Commercialization Agreement, or JDA, with Vertex for the development and commercialization of CTX001. The initial focus of the JDA centers on developing CTX001 for beta-thalassemia and SCD. In connection with entering into the JDA, we received a $7.0 million up-front payment from Vertex and are eligible for a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate. The $7.0 million upfront payment combined with the recognition of deferred revenues resulted in a total to $30.3 million of revenue recognized in conjunction with the delivery of co-exclusive licenses to develop and commercialize various hemoglobinopathy targets under the JDA with Vertex.  The net profits and net losses, as applicable, incurred under the JDA will be shared equally between us and Vertex.

Joint Venture Agreement- Casebia

In December 2015, we entered into an agreement, the JV Agreement, with Bayer HealthCare to create a joint venture, Casebia Therapeutics LLP, (“Casebia” or the “JV”), to discover, develop and commercialize CRISPR/Cas9 gene-editing therapeutics to treat the genetic causes of bleeding disorders, autoimmune disease, blindness, hearing loss and heart disease. We and Bayer HealthCare each have a 50% interest in the JV. Under the JV Agreement, Bayer HealthCare is making available its protein engineering expertise and relevant disease know-how and we are contributing our proprietary CRISPR/Cas9 gene editing technology and intellectual property. Bayer HealthCare will also provide up to $300.0 million in research and development investments to the JV over the first five years, subject to specified conditions.

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

Financial Overview

Revenue

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the year ended December 31, 2017, 2016 and 2015 we recognized $41.0 million, $5.2 million, and $0.2 million, respectively, of revenue related to our collaboration agreements with Vertex and Casebia. We did not recognize any revenue during the year ended December 31, 2014. As of December 31, 2017, we had not received any milestone or royalty payments under the Vertex collaboration agreement. For additional information about our revenue recognition policy, see the “Critical Accounting Policies and Estimates—Revenue.”

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

Results of Operations

Comparison of Years Ended December 31, 2017, and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the dollar change in those items:

	Years Ended December 31,		Period-to-
	2017	2016	Period Change
	(in thousands)
Collaboration revenue	$40,997	$5,164	$35,833
Operating expenses:
Research and development	69,800	42,238	27,562
General and administrative	35,845	31,056	4,789
Total operating expenses	105,645	73,294	32,351
Loss from operations	(64,648)	(68,130)	3,482
Other (expense) income, net	(1,960)	45,412	(47,372)
Net loss before provision for from income taxes	(66,608)	(22,718)	(43,890)
Provision for income taxes	(1,749)	(484)	(1,265)
Net loss	$(68,357)	$(23,202)	$(45,155)

Collaboration Revenue

Collaboration revenue for the year ended December 31, 2017 was $41.0 million, compared to $5.2 million for the year ended December 31, 2016. The increase of $35.8 million was primarily due to $30.3 million of revenue recognized in conjunction with the delivery of co-exclusive licenses to develop and commercialize various hemoglobinopathy targets under the Collaboration Agreement with Vertex and in connection with the execution of the JDA with Vertex, an increase in research and development service revenue from the collaboration with Vertex of $32.2 million, and an increase in research and development service revenue of $3.6 million from a collaboration agreement with Casebia. During the year ended December 31, 2016, we recognized $4.0 million and $1.2 million of research and development service revenue related to the collaboration with Vertex and Casebia, respectively.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2017 was $69.8 million, compared to $42.2 million for the year ended December 31, 2016. The increase of $27.6 million in research and development expenses was primarily attributable to approximately $3.9 million in increased facilities costs including rent and utilities, $11.1 million in increased research and development variable process and platform development costs, $8.5 million in increased research and development employee compensation costs, $4.0 million in increased stock-based compensation costs and $0.1 million in increased consulting and professional services.

General and Administrative Expenses

General and administrative expenses were $35.8 million for the year ended December 31, 2017, compared to $31.1 million for the year ended December 31, 2016. The increase of $4.8 million was primarily due to the following increases in expenses: $3.7 million of employee-related costs to support our overall growth and $2.7 million in facilities costs including rent and utilities, partially offset by a decreases of $1.6 million of intellectual property costs including related to prior year third-party costs to procure the issuance of patents in jurisdictions outside the United States and costs related to an interference proceeding with respect to our in-licensed intellectual property.

Other (Expense) Income, Net

Other (expense) income, net, was $2.0 million of expense for the year ended December 31, 2017, compared to $45.4 million of income for the year ended December 31, 2016. The decrease of $47.4 million was primarily due to a loss from the equity method investment of $1.8 million as a result of stock based compensation awards with Casebia employees and other expenses of $0.2 million during 2017 as compared to a $78.5 million gain recognized in connection with the formation of Casebia which equaled the value of cash consideration received from Casebia and the fair value of the Company’s equity interest in Casebia as of the formation of the JV in 2016, combined with an $11.5 million gain recognized on extinguishment of convertible loans with Vertex, all of which was partially offset by $36.5 million in 2016 equity method losses, and $8.1 million of interest expense related to a convertible loan with Bayer.

Comparison of Years Ended December 31, 2016, and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the dollar change in those items:

	Years Ended December 31,		Period-to-
	2016	2015	Period Change
	(in thousands)
Collaboration revenue	$5,164	247	$4,917
Operating expenses:
Research and development	42,238	12,573	29,665
General and administrative	31,056	13,403	17,653
Total operating expenses	73,294	25,976	47,318
Loss from operations	(68,130)	(25,729)	(42,401)
Other income (expense), net	45,412	(92)	45,504
Net loss before provision for income taxes	(22,718)	(25,821)	3,103
Provision for income taxes	(484)	(7)	(477)
Net loss	$(23,202)	$(25,828)	$2,626

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of approximately $239.8 million. In January 2018, the Company completed an offering of 5,750,000 shares of common, which were sold at a price of $22.75 per share. This offering resulted in $122.6 million of net proceeds to the Company. The underwriting discount of $7.8 million and other expenses of $0.4 million related to the equity offering were recorded as an offset to additional paid-in capital. With our cash on hand as of December 31, 2017 and the proceeds from the January 2018 offering, we expect cash and cash equivalents to be sufficient to fund its current operating plan through at least the next 24 months. As of December 31, 2017, our funds were held in non-interest-bearing deposit accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2017, we had an accumulated deficit of $125.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical activities, initiate preclinical studies to support initial drug applications. In addition, we expect to incur additional costs associated with operating as a public company.

Because our research programs are still in preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We are entitled to research payments under our collaboration with Vertex. Additionally, we are eligible to earn payments, in each case, on a per-product basis under the JV Agreement with Bayer and our Collaboration Agreement and JDA with Vertex. Except for these sources of funding, we do not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect our existing cash and the proceeds from the January 2018 offering, will enable us to fund our operating expenses and capital expenditures for at least the next 24 months, without giving effect to any additional proceeds we may receive under our Collaboration Agreement and JDA with Vertex and the JV with Casebia. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Given our need for additional financing to support the long term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.

Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including: developing our delivery technologies and our CRISPR/Cas9 technology platform; selecting appropriate product candidates to develop; completing research and clinical and preclinical development of selected product candidates; obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials; developing a sustainable and scalable manufacturing process for product candidates; launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor; obtaining market acceptance of our product candidates; addressing any competing technological and market developments; negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; maintaining good relationships with our collaborators and licensors; maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and attracting, hiring and retaining qualified personnel.

Sources of Liquidity

Cash Flows

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash (used in) provided by operating activities	$(70,097)	$(55,310)	$59,428
Net cash (used in) provided by investing activities	(8,314)	31,884	(1,154)
Net cash provided by financing activities	2,608	183,220	96,733
Effect of exchange rate changes on cash	41	(235)	9
Net (decrease) increase in cash and cash equivalents	$(75,762)	$159,559	$155,016

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $70.1 million for the year ended December 31, 2017 and primarily consisted of a net loss of $68.4 million adjusted for non-cash items (including equity-based compensation expense of $18.9 million, depreciation and amortization expense of $3.0 million and a loss from equity method investment of $1.8 million), an increase in prepaid expenses and other current assets of $4.1 million, a decrease in accounts payable and accrued expenses of $0.8 million, a decrease in deferred revenue of $20.7 million and a decrease in deferred rent of $0.5 million, partially offset by a decrease of $0.5 million in accounts receivable and an increase in other liabilities of $0.3 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2017 was $8.3 million and consisted primarily of purchases of property and equipment for use in research and development activities and leasehold improvements for our Cambridge, MA office.

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

Net cash used in investing activities was $1.2 million during the year ended December 31, 2015, which resulted solely from the purchase of property and equipment primarily associated with the commencement of internal research and development operations in Cambridge, Massachusetts.

Net Cash Provided by Financing Activities

Net Cash provided by financing activities for the year ended December 31, 2017 was $2.6 million and consisted entirely of net proceeds from stock option exercises.

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

Net cash provided by financing activities was $96.7 million for the year ended December 31, 2015. The cash provided by financing activities for the year ended December 31, 2015 primarily consisted of net proceeds of $5.3 million related to a subscription receivable for Series A-2 Preferred Shares, $22.9 million from the issuance of Series A-3 Preferred Shares, $30.5 million from the issuance of Series B Preferred Shares and $38.2 million from the issuance of a convertible loan with Vertex and certain existing shareholders.

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2017 (in thousands):

	Year 1	Year 2-3	More than 3 Years	Total
Operating lease and sublease commitments	$4,908	$13,192	$37,396	$55,496

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue

We recognize revenue for each unit of accounting when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

The terms of our collaboration and license agreements contain multiple deliverables, which include licenses to CRISPR/Cas9-based therapeutic products directed to specific targets, referred to as co-exclusive or exclusive licenses, joint steering committee participation, as well as research and development activities to be performed by us on behalf of the collaboration partner related to the licensed targets. Payments that we may receive under these agreements include nonrefundable technology access fees, payments for research activities, payments based upon the achievement of specified milestones and royalties on any resulting net product sales.

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. The Company considers the guidance in FASB ASC Topic 605-45, Revenue Recognition—Principal Agent Considerations (“ASC 605-45”) in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

Multiple Element Arrangements

We evaluate multiple-element arrangements to determine (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed, and revenue will be recognized. This evaluation requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that (i) the delivered item has value to the customer on a standalone basis and (ii) the arrangement includes a general right of return with respect to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use any other deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item, and whether there are other vendors that can provide the undelivered items.

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

Variable Interest Entities

We review each legal entity formed by parties related to the Company to determine whether or not the entity is a Variable Interest Entity, or VIE, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation. If the entity is a VIE, we assess whether or not we are the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If we determine that we are the primary beneficiary of a VIE, we treat the VIE as a business combination and consolidate the financial statements of the VIE into our consolidated financial statements at the time that determination is made. On a quarterly basis, we evaluate whether it continues to be the primary beneficiary of any consolidated VIEs. If we determine that we are no longer the primary beneficiary of a consolidated VIE, or no longer have a variable interest in the VIE, we deconsolidate the VIE in the period that the determination is made.

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

Equity-Based Compensation

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employee directors based on the grant date fair value of those awards in accordance with FASB ASC Topic 718, Stock Compensation, or ASC 718. ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model. We use the fair value of its Common Shares to determine the fair value of restricted share awards.

We account for stock options issued to non-employees and employees of Casebia under FASB ASC Topic 505-50, Equity Based Payments to Non-Employees, or ASC 505-50. As such, the value of such options is periodically remeasured, and income or expense is recognized over their vesting terms. Compensation cost related to awards with service-based vesting schedules is recognized using the straight-line method.

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

We expense the fair value of its equity-based compensation awards granted to employees with only service-based vesting on a straight-line basis over the associated service period, which is generally the period in which the related services are received. We measure equity-based compensation awards granted to non-employees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period.

We record the expense for equity-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. There have only been nine such awards to date.

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of market-based awards. The model uses the same input assumptions as the Black-Scholes model, yet, it also incorporates the possibility that the market condition may not be satisfied. Compensation cost related market-based awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements. On January 1, 2018, we adopted FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Note 2 of the consolidated financial statements for further discussion of the impact of the recently issued accounting standard.

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

Under Swiss law, we are entitled to carry forward losses we incur for a period of seven years and we can offset future profits, if any, against such losses. As of December 31, 2017, we reported tax loss carry forwards from inception through 2017 for purposes of Swiss federal direct taxes in the aggregate amount of CHF 103.1 million (including the loss incurred in 2017). As we have moved our legal seat from the Canton of Basel-Stadt to the Canton of Zug mid of 2017, it will be the Canton of Zug, which is in charge for assessing our tax return including our carry forward losses (to be noted that there will be a pro-rata allocation between the Canton of Basel-Stadt and Zug for capital tax purposes in 2017). No ruling regarding taxation as a mixed company has been filed with the Zug tax authorities; however, based on the practice of the Canton of Zug, we can apply for taxation as a mixed company in the tax return as long as the respective law is in force and we fulfill the respective criteria. According to the practice of the Canton of Zug and deviating from the tax rules of the Canton of Basel-Stadt a mixed company profit allocation is only performed once the company is profit making. Therefore, the tax loss carry forwards at cantonal level are the same as at federal level and therefore amount to some CHF 103.1 million in aggregate as of December 31. 2017. It is to be noted in this regard that tax losses are only finally assessed by the tax authorities when offset with taxable profit (which will not be the case as long we are loss making). If not used, these tax losses will expire seven years after the year in which they occurred. Due to our limited income, there is a high risk that the tax loss carry forwards will expire partly or entirely. For 2017, the tax return has – in accordance with Swiss tax law – not yet been filed. Therefore, for 2017 the loss carried forward will only be claimed with filing of the tax return for the tax year 2017.

The statutory corporate profit tax rate in the Canton of Basel-Stadt where we were domiciled (until mid-year 2017) amounted (federal and cantonal) to a maximum of 28.5% on the profit after tax (taxes are deductible). We applied for a tax privilege as a mixed company in the Canton of Basel-Stadt for the years 2013/2014, 2015 and ongoing years. This application was confirmed in February 2017. According to the ruling confirmation, the corporate profit tax rate as mixed company amounts to 11.5% (federal and cantonal) on the profit after tax. As already mentioned above, no tax ruling was filed with the Zug tax authorities, but as long as the respective law is in force and we fulfill the criteria, a respective application for taxation as a mixed company can be made in the annual tax return and will be granted by the Zug tax authorities. The statutory corporate profit tax rate (on the profit after tax) as mixed company in the Canton of Zug ranges between 9.36% and 10.65% on the profit after taxes (taxes are deductible), depending on the number of full time equivalents employed in Switzerland in a given year. The maximum tax rate applies in case we employ more than 30 full time equivalents by the end of a given year. The Canton does from time to time amend the level of taxation levied on corporations and there is no certainty that the tax rate currently in effect will not change in the future.

The privileges for mixed companies are under pressure and new tax legislations abolish mixed companies but at the same time lowering the ordinary tax rate is in preparation (e.g. the Canton of Zug has announced a planned reduction of its effective income tax rate to 12-12.5% (federal and cantonal)). Following the negative outcome of a revised tax legislation by a public vote on February 12, 2017, the scope and timing of such new tax legislation is uncertain, but currently expected for approx. 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 7, 2018, the Board of Directors of the Company approved the payout of annual incentive compensation to our executive officers, based upon the over-achievement of corporate objectives set forth for 2017. Payout in excess of 100% was approved as follows: Rodger Novak - $258,530; Samarth Kulkarni - $196,264; Michael Tomsicek - $23,987 based on partial year employment.

In addition, on March 7th, 2018 the Board of Directors also approved a senior executive cash incentive plan (the “cash Bonus Plan”).  The Cash Bonus Plan is designed to motivate, retain and reward the Company's executive officers based on the achievement of both individual objectives and corporate objectives established each year by the Board of Directors and/or the Compensation Committee therein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

See the “Index to Consolidated Financial Statements” on page F-1 below for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

I. Financial Statements of Casebia Therapeutics LLP (financial statements required by Regulation S-X).

Schedules other than that listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Amendment and Restated Articles of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2017).

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

10.11#

Employment Agreement, effective December 1, 2017, by and between CRISPR Therapeutics AG and Rodger Novak (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017).

10.12#

Second Amended and Restated Employment Agreement, dated October 2, 2017, by and between CRISPR Therapeutics, Inc. and Samarth Kulkarni (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

10.13#*	Employment Agreement, dated November 13, 2017, by and between CRISPR Therapeutics, Inc. and Michael Tomsicek.

10.14#

Amended and Restated Employment Agreement, dated October 6, 2016, by and between CRISPR Therapeutics, Inc. and Sven Ante Lundberg (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on October 7, 2016).

10.15#

Advisory Agreement, dated December 20, 2017, by and between CRISPR Therapeutics, AG and Dr. Anthony Coles (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017).

10.16#*	Employment Agreement, dated May 31, 2017, by and between CRISPR Therapeutics, Inc. and James R. Kasinger.

10.17#*	Employment Agreement, dated August 1, 2017, by and between CRISPR Therapeutics, Inc. and Tony Ho.

10.18#	CRISPR Therapeutics AG 2015 Stock Option and Grant Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.19#	CRISPR Therapeutics AG Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.19.1#

Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.19.2#

Form of Non-Qualified Stock Option Agreement for Company Employees under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.19.3#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.19.4#

Form of Restricted Stock Award Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.19.5#

Form of Restricted Stock Award Agreement for Company Employees under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

Exhibit Number	Description

10.19.6#

Form of Restricted Stock Award Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.20#*	CRISPR Therapeutics AG 2018 Stock Option and Incentive Plan.

10.20.1#*	Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan.

10.20.2#*	Form of Non-Qualified Stock Option Agreement for Company Employees under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan.

10.20.3#*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan.

10.20.4#*	Form of Restricted Stock Award Agreement under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan.

10.20.5#*	Form of Restricted Stock Award Agreement for Company Employees under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan.

10.20.6#*	Form of Restricted Stock Award Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan.

10.21#	CRISPR Therapeutics AG 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.22

Consent to Sublease, dated May 16, 2016, by and between CRISPR Therapeutics, Inc and Pfizer Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.23†

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

10.24†

Joint Development and Commercialization Agreement by and between, on the one hand, Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited, and on the other hand, CRISPR Therapeutics AG, CRISPR Therapeutics, Inc., CRISPR Therapeutics Limited and TRACR Hematology Ltd., dated as of December 12, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2017).

10.25†

Amendment No. 1 to the Strategic Collaboration, Option and License Agreement by and between, on the one hand, Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited, and on the other hand, CRISPR Therapeutics AG, CRISPR Therapeutics, Inc., CRISPR Therapeutics Limited and TRACR Hematology Ltd., dated as of December 12, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017).

10.26*	Senior Executive Cash Incentive Bonus Plan.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Ernst & Young LLP – Casebia Therapeutics, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.
†	Confidential treatment obtained as to certain portions.
#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRISPR Therapeutics AG

Date: March 8, 2018	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of CRISPR Therapeutics AG (the “Company”), hereby severally constitute and appoint Rodger Novak, Samarth Kulkarni, Michael Tomsicek and James R. Kasinger, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samarth Kulkarni	Chief Executive Officer	March 8, 2018
Samarth Kulkarni	(Principal Executive Officer)

/s/ Michael Tomsicek	Chief Financial Officer	March 8, 2018
Michael Tomsicek	(Principal Financial and Accounting Officer)

/s/ Rodger Novak	President and Director	March 8, 2018
Rodger Novak

/s/ Kurt Von Emster	Director	March 8, 2018
Kurt Von Emster

/s/ Ali Behbahani	Director	March 8, 2018
Ali Behbahani

/s/ Bradley Bolzon	Director	March 8, 2018
Bradley Bolzon

/s/ Pablo Cagnoni	Director	March 8, 2018
Pablo Cagnoni

/s/ Simeon J. George	Director	March 8, 2018
Simeon J. George

/s/ Thomas Woiwode	Director	March 8, 2018
Thomas Woiwode

/s/ Michael Tomsicek	Authorized Representative in the United States	March 8, 2018
Michael Tomsicek

CRISPR Therapeutics AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

CRISPR Therapeutics AG

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CRISPR Therapeutics AG (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred shares and shareholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 8, 2018

CRISPR Therapeutics AG

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$239,758	$315,520
Accounts receivable, including related party amounts of $821 and $752 as of December 31, 2017 and 2016, respectively	2,626	3,157
Prepaid expenses and other current assets, including related party amounts of $1,871 and $0 as of December 31, 2017 and 2016, respectively	6,001	1,511
Total current assets	248,385	320,188
Property and equipment, net	18,857	21,027
Intangible assets, net	344	399
Restricted cash	3,154	3,150
Other non-current assets	606	198
Total assets	$271,346	$344,962
Liabilities, redeemable convertible preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$1,639	$4,569
Accrued expenses, including related party amounts of $0 and $537 as of December 31, 2017 and 2016, respectively	11,361	16,320
Accrued tax liabilities	347	23
Deferred rent	1,027	1,027
Other current liabilities	137	59
Total current liabilities	14,511	21,998
Deferred revenue, including related party amounts of $91 and $527 as of December 31, 2017 and 2016, respectively	56,928	77,646
Deferred rent non-current	11,761	12,283
Other non-current liabilities	314	189
Total liabilities	83,514	112,116
Commitments and contingencies (Note 8)
Shareholders’ equity (deficit):
Common shares, CHF 0.03 par value, 41,092,969 and 40,253,674 shares authorized at December 31, 2017 and 2016, respectively, 41,037,121 and 40,164,307 shares issued at December 31, 2017 and 2016, respectively, 40,592,248, and 39,719,434 shares outstanding at December 31, 2017 and 2016, respectively, 16,419,632 and 15,325,607 shares in conditional capital at December 31, 2017 and 2016, respectively.	1,240	1,216
Treasury shares, at cost, 444,873 shares and no shares at December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	312,018	288,739
Accumulated deficit	(125,440)	(57,083)
Accumulated other comprehensive income (loss)	14	(26)
Total shareholders’ equity	187,832	232,846
Total liabilities and shareholders’ equity	$271,346	$344,962

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Collaboration revenue (1)	$40,997	$5,164	$247
Operating expenses:
Research and development (2)	69,800	42,238	12,573
General and administrative	35,845	31,056	13,403
Total operating expenses	105,645	73,294	25,976
Loss from operations	(64,648)	(68,130)	(25,729)
Other (expense) income:
Interest expense	—	(8,050)	(108)
Loss from equity method investment	(1,763)	(36,532)	—
Gain on extinguishment of convertible loan	—	11,482	—
Other (expense) income, net	(197)	78,512	16
Total other (expense) income, net	(1,960)	45,412	(92)
Net loss before provision for from income taxes	(66,608)	(22,718)	(25,821)
Provision for income taxes	(1,749)	(484)	(7)
Net loss	(68,357)	(23,202)	(25,828)
Foreign currency translation adjustment	40	(18)	(6)
Comprehensive loss	$(68,317)	$(23,220)	$(25,834)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	$(68,357)	$(23,202)	$(25,828)
Loss attributable to noncontrolling interest	—	25	325
Net loss attributable to common shareholders	$(68,357)	$(23,177)	$(25,503)
Net loss per share attributable to common shareholders—basic and diluted	$(1.71)	$(1.89)	$(5.06)
Weighted-average common shares outstanding used in net loss per share attributable to common shareholders—basic and diluted	40,057,365	12,257,483	5,037,404
(1) Including the following amounts of revenue from a related party, see Note 16:	$4,760	$1,190	$—
(2) Including the following amounts of research and development from a related party, see Note 16:	$4,523	$1,755	$1,055

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Redeemable Convertible Preferred Shares and Shareholders’ (Deficit) Equity

(In thousands, except share and per share data)

	Series A-1 Redeemable Convertible Preferred Shares		Series A-2 Redeemable Convertible Preferred Shares		Series A-3 Redeemable Convertible Preferred Shares		Series B Redeemable Convertible Preferred Shares		Common Shares		Treasury Shares				Accumulated	Total CRISPR Therapeutics AG		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Shareholders’ (Deficit) Equity	Noncontrolling Interest	Shareholders’ (Deficit) Equity
Balance at December 31, 2014	440,001	$1,169	3,120,001	$5,101	—	$—	—	$—	3,559,985	$120	—	—	$1,168	$(8,403)	$(2)	$(7,117)	$143	$(6,974)
Receipt of Series A-2 preferred shares subscription receivable	—	—	—	5,293	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series A-3 preferred shares, net of issuance costs of $332 and subscription receivable of $22,850	—	—	—	—	10,758,006	22,518	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment to noncontrolling interest upon share exchange transaction for TRACR Hematology Limited	—	—	—	—	—	—	—	—	1,968,094	61	—	—	1	—	—	62	(62)	—
Issuance of Series B preferred shares, net of issuance costs of $38	—	—	—	—	—	—	4,519,016	30,440	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,467	—	—	3,467	217	3,684
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,503)	—	(25,503)	(325)	(25,828)
Balance at December 31, 2015	440,001	$1,169	3,120,001	$10,394	10,758,006	$22,518	4,519,016	$30,440	5,528,079	$181	—	—	$4,636	$(33,906)	$(8)	$(29,097)	$(27)	$(29,124)
Conversion of Convertible Loans	—	—	—	—	—	—	5,464,608	61,929	—	—	—	—	—	—	—	—	—	—
Receipt of Series A-3 Subscription Receivable	—	—	—	—	—	22,850	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Shares, net of issuance costs of $1.8 million	—	—	—	—	—	—	2,834,252	36,265	—	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred shares into common share	(440,001)	(1,169)	(3,120,001)	(10,394)	(10,758,006)	(45,368)	(12,817,876)	(128,634)	27,135,884	823			184,742			185,565		185,565
Adjustment to Noncontrolling interest upon share exchange for TRACR	—	—	—	—	—	—	—	—	328,017	10			(62)			(52)	52	—
Issuance of common stock, net of issuance costs of $8.3 million	—	—	—	—	—	—	—	—	7,100,000	213			88,451			88,664		88,664
Repurchase of treasury shares	—	—	—	—	—	—	—	—	(444,873)	(13)	444,873	—	13	—	—	—	—	—
Vesting of restricted shares									53,427	1			81			82		82
Exercise of vested options	—	—	—	—	—	—	—	—	18,900	1	—	—	34	—	—	35	—	35
Stock- based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,844	—	—	10,844	—	10,844
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18)	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,177)	—	(23,177)	(25)	(23,202)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	39,719,434	$1,216	444,873	$—	$288,739	$(57,083)	$(26)	$232,846	$—	$232,846
Vesting of restricted shares							—	—	33,519	1	—	—	58	—	—	59	—	59
Exercise of vested options	—	—	—	—	—	—	—	—	839,295	23	—	—	2,585	—	—	2,608	—	2,608
Stock- based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	20,636	—	—	20,636	—	20,636
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	40	40	—	40
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(68,357)	—	(68,357)	—	(68,357)
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	40,592,248	$1,240	444,873	$—	$312,018	$(125,440)	$14	$187,832	$—	$187,832

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017		2016	2015
Operating activities
Net loss		$(68,357)	$(23,202)	$(25,828)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization		3,024	925	127
Equity-based compensation		18,873	10,844	3,684
Non-cash interest		—	8,050	97
Unrealized foreign currency remeasurement (gain) loss		(9)	2	(20)
Gain on extinguishment of convertible loan		—	(11,482)	—
Other income - formation of joint venture		—	(78,608)	—
Loss from equity method investment		1,763	36,380	—
Changes in:
Restricted cash		(4)	(2,450)	(650)
Accounts receivable		531	(2,818)	(339)
Prepaid expenses and other assets		(4,117)	(1,071)	(620)
Accounts payable and accrued expenses		(831)	3,860	7,708
Deferred revenue		(20,718)	1,917	75,090
Deferred rent		(522)	2,360	165
Other liabilities, net		270	(17)	14
Net cash (used in) provided by operating activities		(70,097)	(55,310)	59,428
Investing activities
Purchase of property and equipment		(7,814)	(3,016)	(1,154)
Proceeds from contribution of intellectual property to equity method investee		—	35,000	—
Cash investment in equity method investee		—	(100)	—
Purchase of available for sale debt security		(500)	—	—
Net cash (used in) provided by investing activities		(8,314)	31,884	(1,154)
Financing activities
Proceeds from issuance of common shares in IPO, net of issuance costs		—	54,061	—
Proceeds from issuance of common shares in private placement		—	35,000	—
Proceeds from exercise of options		2,608	34	—
Proceeds from issuance of restricted shares		—	—	243
Proceeds from issuance of Series A-2 preferred shares		—	—	5,293
Proceeds from issuance of Series A-3 preferred shares		—	22,850	22,850
Proceeds from issuance of Series B preferred shares		—	38,075	30,478
Issuance costs for preferred share financings		—	(1,810)	(370)
Proceeds from issuance of convertible loans		—	35,010	38,239
Net cash provided by financing activities		2,608	183,220	96,733
Effect of exchange rate changes on cash		41	(235)	9
(Decrease) increase in cash		(75,762)	159,559	155,016
Cash, beginning of period		315,520	155,961	945
Cash, end of period		$239,758	$315,520	$155,961
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses		$—	$7,014	$246
Costs for proposed supplemental offering in accounts payable and accrued expenses		$290	$—	$—
Property and equipment related to lease incentives		$—	$10,785	$—
Conversion of preferred shares to common shares upon IPO		$—	$185,565	$—
Conversion of Vertex and Bayer convertible loans and accrued interest		$—	$61,929	$—
Issuance costs for public offering in accounts payable and accrued expenses	$		$397	$—
Contribution of intellectual property to Casebia	$		$36,380	$—

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Notes to Consolidated Financial Statements

1. Organization and Operations

Nature of business

CRISPR Therapeutics AG (“CRISPR” or the “Company”) was formed on October 28, 2013 in Basel, Switzerland. In 2017, the Company changed its registered office to Zug, Switzerland. The Company was established to translate CRISPR/Cas9, a genome editing technology, into transformative gene-based medicines for the treatment of serious human diseases. The foundational intellectual property underlying the Company’s operations was licensed to the Company and its subsidiaries in April 2014. The Company devotes substantially all of its efforts to product research and development activities, initial market development and raising capital. The Company’s principal offices are headquartered in Zug, Switzerland and operations are in Cambridge, Massachusetts.

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

The Company had an accumulated deficit of $125.4 million as of December 31, 2017 and has financed its operations to date from proceeds obtained from its initial public offering, a series of preferred shares and convertible loan issuances, and upfront fees received under its collaboration and joint venture arrangements. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses.

Liquidity

In January 2018, the Company completed an offering of 5,750,000 shares of common shares, which were sold at a price of $22.75 per share. This offering resulted in $122.6 million of net proceeds to the Company. Refer to Note 17 “Subsequent Events” in the accompanying notes to the consolidated financial statements for further details regarding the January 2018 sale of common stock. The Company believes its cash of $239.8 million at December 31, 2017 and the proceeds from the January 2018 offering will be sufficient to fund the Company’s current operating plan for at least the next 24 months. Thereafter, the Company will be required to obtain additional funding. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies and basis of presentation

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries, CRISPR Therapeutics Ltd., CRISPR Therapeutics Inc., and TRACR Hematology Inc., as of December 31, 2017. All intercompany accounts and transactions have been eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. As of December 31, 2017 and 2016, the Company had $239.8 million and $315.5 million in cash equivalents, respectively. All cash was held in depository accounts and is reported at fair value.

Accounts Receivable

Accounts receivable of $2.6 million at December 31, 2017 consist of receivables from Vertex Pharmaceuticals, Incorporated (“Vertex”) and Casebia. As of December 31, 2016, the Company had accounts receivable of $3.2 million consisting of receivables from Vertex. Accounts receivables are recorded at invoiced amounts due under both the Vertex and Casebia collaboration agreements (see Note 9). Vertex and Casebia are creditworthy entities that maintain an ongoing relationship with the Company, as such the Company did not have an allowance for estimated losses recorded related to these receivables.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of a convertible debt instrument, accounts payable, accrued expenses and other non-current liabilities. The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”), established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available in the circumstances.

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

The carrying amount of accounts receivable, accounts payable, and accrued expenses as reported on the consolidated balance sheets as of December 31, 2017 and 2016, approximate fair value, due to the short-term duration of these instruments.

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

Asset	Estimated useful life
Computer equipment	3 years
Furniture, fixtures, and other	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Impairment of Long-lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book value of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company has not recognized any impairment losses in the years ended December 31, 2017, 2016, and 2015.

Revenue Recognition

The Company recognizes revenue for each unit of accounting when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

The terms of the Company’s collaboration and license agreements contain multiple deliverables, which include licenses to CRISPR/Cas9-based therapeutic products directed to specific targets, referred to as co-exclusive or exclusive licenses, joint steering committee participation, as well as research and development activities to be performed by the Company on behalf of the collaboration partner related to the licensed targets. Payments that the Company may receive under these agreements include nonrefundable technology access fees, payments for research activities, payments based upon the achievement of specified milestones and royalties on any resulting net product sales.

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. The Company considers the guidance in FASB ASC Topic 605-45, Revenue Recognition—Principal Agent Considerations (“ASC 605-45”) in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

To date, the Company’s only source of revenue has been the collaboration and license and joint development and commercialization agreement with Vertex as well as research and development services provided to Casebia under the joint venture with Bayer HealthCare LLC (“Bayer”) (see Note 9).

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

Equity Based Compensation Expense

The Company recognizes equity-based compensation expense for awards of equity instruments to employees and non-employee directors based on the grant date fair value of those awards in accordance with FASB ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company uses the fair value of its Common Shares to determine the fair value of restricted share awards. Certain equity awards include both time-based and market-based conditions and are accounted for as market-based awards. The fair value of these market-based awards is estimated on the date of grant using a Monte Carlo simulation model.

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

The Company records the expense for equity-based compensation awards subject to performance-based milestone vesting over the remaining service period using the accelerated method when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date.

The Company use a Monte Carlo simulation option-pricing model to determine the fair value of market-based awards. The model uses the same input assumptions as the Black-Scholes model, yet, it also incorporates the possibility that the market condition may not be satisfied. Compensation cost related to market-based awards are recognized using the accelerated method regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Patent Costs

Costs to secure and prosecute patent application and other legal costs related to the protection of the Company’s intellectual property are expensed as incurred and are classified as general and administrative expenses in the Company’s consolidated statements of operations.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated available evidence and concluded that the Company may not realize all the benefit of its deferred tax assets; therefore, a valuation allowance has been established for the amount of the deferred tax assets that the Company does not believe is more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017 and 2016, the Company does not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 14 for further details.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	As of December 31,
	2017	2016	2015
Convertible preferred shares	—	—	18,837,024
Conversion of convertible loans	—	—	4,110,987
Dr. Emmanuelle Charpentier call option	—	—	328,017
Outstanding options	6,262,339	4,535,371	1,939,986
Unvested unissued restricted shares	157,515	89,367	142,794
Total	6,419,854	4,624,738	25,358,808

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

The Company has been monitoring FASB activity related to the new standard, as well as working with various non-authoritative groups to conclude on specific interpretative issues. The Company has established an implementation team to assess the impact of the standard on revenue recognition by reviewing our current accounting policies and practices to identify potential differences resulting from the application of the requirements of the new standard.

The Company has identified and are in the process of implementing appropriate changes to our business controls, processes, and systems to support recognition and disclosure under the Revenue ASUs. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact its conclusions.

While the Company is substantially through our assessment of the new standard, the Company is still in the process of finalizing our implementation and determining the cumulative impact. The Company expects that under the new standard, the Company will continue to recognize revenue allocated to material rights to acquire certain licenses at a point in time when our collaboration partners exercise applicable options, which is consistent with our current revenue recognition model. The Company expects variable consideration from payments to R&D services will be allocable specifically to R&D services and will be recognized as earned under the new standard, whereas currently a portion of these payments are allocated to other undelivered elements, which could have a material impact on our financial statements. The impact will be recognized with a cumulative effect adjustment to equity at the date of initial application. The Company will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective transition method.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, which is the year ended December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The Company is evaluating the new guidance and the expected effect on its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments should be applied on a modified retrospective transition basis, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect the adoption to have an impact on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-08”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective beginning after December 15, 2017 and early adoption is permitted. ASU 2016-18 must be applied retrospectively to all periods presented. Upon adoption on January 1, 2018, the Company’s 2017 and 2016 statement of cash flows will reflect an increase in operating cash flows resulting from the adoption of this new standard. The Company does not expect the adoption to have any additional impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) (“ASU 2017-01”). ASU 2017-01 clarifies whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The purpose of the guidance is to narrow the definition of a business at it relates recording transactions as business acquisitions or asset acquisitions. The guidance is effective in annual periods beginning after December 15, 2017, including interim periods within those years, with early adoption permitted under certain circumstances. The Company does not expect the adoption to have an impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (“Topic 718”): Scope Modification Accounting.  The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  The new standard will be effective beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

3. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2017	2016
Computer equipment	$285	$110
Furniture, fixtures, and other	2,104	2,044
Laboratory equipment	6,603	2,970
Leasehold improvements	13,776	15,780
Construction work in process	—	1,065
	22,768	21,969
Accumulated Depreciation	(3,911)	(942)
Property and equipment, net	$18,857	$21,027

Depreciation expense for the year ended December 31, 2017, 2016, and 2015 was $3.0 million, $0.9 million, and $0.1 million, respectively.

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

On March 24, 2015, the Company acquired 4,600 ordinary shares of TRACR, representing 82.1% of the ordinary share capital, pursuant to a share exchange transaction with the shareholders of TRACR. Pursuant to the share exchange transaction on March 24, 2015, the Company also entered into a freestanding call option agreement with Dr. Charpentier for 1,000 ordinary shares of TRACR, representing the remaining 17.9% of the ordinary share capital of TRACR. Under the terms of the call option agreement, the Company has the option to acquire the remaining 1,000 shares of TRACR held by Dr. Charpentier in exchange for 328,017 Common Shares of the Company. Upon IPO in October 2016, the call option was exercised and the remaining non-controlling interest of TRACR was acquired, resulting in a reduction of Noncontrolling interest of $0.1 million, stock-based compensation of $0.2 million for original value of the call option, and additional paid-in capital of $0.1 million and TRACR became a wholly-owned subsidiary of the Company.

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

5. Intangible Assets

The Company’s intangible assets consist of acquired intellectual property rights related to the Company’s initial consolidation of TRACR in April 2014. Acquired intellectual property rights had an estimated life of 10 years. Intangible assets, net of accumulated amortization, are as follows (in thousands):

Acquired intangible asset	Cost	Accumulated Amortization	Net
As of December 31, 2017	$547	$(203)	$344
As of December 31, 2016	$547	$(148)	$399

The Company recorded amortization expense of $0.1 million, $0.1 million, and $0.1 million for each of the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, the remaining amortization period was 6.3 years and 7.3 years, respectively. The Company has not recorded any impairment charges for the years ended December 31, 2017, 2016 and 2015. The estimated future amortization of acquired intangible assets as of December 31, 2017 is expected to be as follows (in thousands):

For the Year Ended December 31,	Amount
2018	$55
2019	55
2020	55
2021	55
2022	55
Thereafter	69
Total amortization	$344

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2017	2016
Payroll and employee-related costs	$5,550	$2,585
Research costs	2,285	996
Licensing fees	609	492
Professional fees	2,176	2,715
Intellectual property costs	500	3,372
Accrued property and equipment	—	5,081
Other	241	1,079
Total	$11,361	$16,320

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

The receipt of $35.0 million in proceeds under the Bayer Convertible Loan in exchange for equity securities, combined with the $38.2 million in proceeds from Vertex Convertible Loan, represented a qualified financing, as defined, and triggered an automatic conversion provision of the Vertex Convertible Loan Agreement. Accordingly, on January 29, 2016, the Vertex Convertible Loan, including loans from existing shareholders, plus accrued interest also converted into 2,859,278 of Series B Preferred Shares at $13.43 per share. The Company determined the fair value of the Vertex Convertible Loan to be $26.9 million based on the fair value of the underlying Series B Preferred Shares that were exchanged as part of the conversion. Upon extinguishment, the Company recorded a gain on extinguishment of $11.5 million for the difference between the carrying value of the debt and the fair value of the Series B Preferred Shares issued to settle the debt under the general extinguishment model.

8. Commitments and Contingencies

Operating Leases

As of December 31, 2017, the Company had operating leases for office, laboratory, and corporate housing spaces. The lease of the Company’s research facility space expires in February 2022, with one optional five-year extension period. The sublease of the Company’s primary office and research facility space expires in December 2026. Rental expense for the years ended December 31, 2017, 2016, and 2015 was $6.9 million, $4.2 million, and $1.3 million, respectively. The Company expenses rent, including tenant improvement allowances received by the Company, on a straight‑line basis over the term of the lease, including any rent‑free periods.

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

In March 2017, the Company entered into an agreement pursuant to which it has the right to use certain office facilities in Zug, Switzerland. The original term expires in September 2017 with an automatic renewal for a six-month term. The Company’s obligations under this right to use agreement are secured by a cash deposit in the approximate amount of CHF 11 thousand held by the office space provider.

Future minimum payments required under the leases as of December 31, 2017, are as follows (in thousands):

Years Ended December 31,	Amount
2018	$4,908
2019	6,369
2020	6,823
2021	7,027
2022	5,875
Thereafter	24,494
Total minimum lease payments	$55,496

The amounts above are net of payments to be received under a sublease agreement, totaling $1.5 million in 2018 and $0.3 million in 2019.

Letters of Credit

As of December 31, 2017 and 2016, the Company had restricted cash of $3.2 million and $3.2 million, respectively, representing letters of credit securing the Company’s obligations under certain leased facilities in Cambridge, Massachusetts at 200 Sidney Street and the 610 Main Street as well as certain credit card arrangements. The letters of credit are secured by cash held in a restricted depository account. The cash deposit is recorded in restricted cash in the accompanying consolidated balance sheet as of December 31, 2017 and 2016.

Shareholder Settlement

Under the terms of a shareholder agreement existing prior to the IPO in 2016, if a U.S. common shareholder elected to file a Qualified Electing Fund (“QEF”) and notified the Company of this election, the Company was required to make advance payments to the shareholder related to their individual tax liability. In September 2016, the Company formally offered an aggregate settlement of up to $2.0 million to certain U.S common shareholders in order to release the Company from any and all obligations or claims concerning and/or arising out of the Company’s status as a PFIC or a Controlled Foreign Corporation (a “CFC”) for any taxable year from 2013 through 2015, including for potential lack of timely notification of the Company’s PFIC status (an “Annual Information Statement”) for the year ended December 31, 2015.

Following the formal settlement offer in September 2016, in the fourth quarter of 2016 the Company made payments to shareholders of $2.0 million, respectively, under the terms of the accepted settlements. The obligation to make advance payments under the shareholder agreement for tax years subsequent to 2015 terminated upon the closing of the IPO.

The Company has made available a 2017 and 2016 PFIC Annual Information Statement on its website for its shareholders.

Research Agreements

The Company has engaged several research institutions and companies to identify new delivery strategies and applications of the CRISPR/Cas9 technology. As a result of these efforts, the Company sponsored research programs during 2017. In association with these agreements, the Company has committed to making payments for related research and development services of $0.3 million, and $0.1 million in 2018 and 2019, respectively.

The Company is also a party to a number of research license agreements which require upfront payments, future royalty payments and potential milestone payments from time to time which could be significant. In association with these agreements, the Company has committed to making payments for related research and development services of $0.5 million, and $0.4 million in 2018 and 2019, respectively. In connection with these agreements, the Company has made upfront payments of $4.4 million and milestone payments of $1.4 million through December 31, 2017.

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

9. Significant Contracts

Intellectual Property Agreements

CRISPR Therapeutics AG—Charpentier License Agreement

In April 2014, the Company entered into a technology license agreement with Dr. Emmanuelle Charpentier pursuant to which the Company licensed certain intellectual property rights under joint ownership from Dr. Charpentier to develop and commercialize products for the treatment or prevention of human diseases other than hemoglobinopathies (“CRISPR—Charpentier License Agreement”). In consideration for the granting of the license, the Company paid Dr. Charpentier an upfront fee of CHF 0.1 million ($0.1 million) and agreed to pay an immaterial annual license maintenance fee if Dr. Charpentier is not otherwise engaged in a service arrangement with the Company. During the years ended December 31, 2017, 2016 and 2015, Dr. Charpentier has been in a consulting arrangement with the Company, as such, no annual payments have been made under this provision. Dr. Charpentier is entitled to receive nominal clinical milestone payments. The Company is also obligated to pay Dr. Charpentier a low single digit percentage of sublicensing payments received under any sublicense agreement with a third party. In addition, the Company is also obligated to pay to Dr. Charpentier a low single-digit percentage royalty based on annual net sales of licensed products and licensed services by the Company and its affiliates and sublicensees.

During the years ended December 31, 2017, 2016, and 2015 the Company recorded and accrued $0 million, $0.5 million, and $0.9 million, respectively, of sublicensing fees due to Dr. Emmanuelle Charpentier in research and development expense under the terms of the CRISPR—Charpentier License Agreement that was triggered by the execution of the Vertex collaboration agreement and the Bayer agreement.

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

During each of the years ended December 31, 2017, 2016, and 2015 the Company recorded an immaterial amount of sublicensing fees due to Dr. Emmanuelle Charpentier in research and development expense under the terms of the TRACR—Charpentier License Agreement that was triggered by the execution of the Vertex collaboration agreements.

Invention Management Agreement

On December 15, 2016, the Company entered into an IMA, with the University of California (“California”), the University of Vienna (“Vienna”), Dr. Charpentier, Intellia therapeutics, Inc. (“Intellia”), Caribou Biosciences, Inc. (“Caribou”), ERS Genomics Ltd., or (“ERS”), and TRACR. Under the IMA, California and Vienna retroactively consent to Dr. Charpentier’s licensing of her rights to the CRISPR/Cas9 intellectual property, pursuant to the license the Company has with Dr. Charpentier, to the Company, and wholly-owned subsidiary TRACR, and ERS, in the United States and globally. The IMA also provides retroactive consent of co-owners to sublicenses granted by us, TRACR and other licensees, prospective consent to sublicenses they may grant in future, retroactive approval of prior assignments by certain parties, and provides for, among other things, (i) good faith cooperation among the parties regarding patent maintenance, defense and prosecution, (ii) cost-sharing arrangements, and (iii) notice of and coordination in the event of third-party infringement of the subject patents and with respect to certain adverse claimants of the CRISPR/Cas9 intellectual property. Unless earlier terminated by the parties, the IMA will continue in effect until the later of the last expiration date of the patents underlying the CRISPR/Cas9 technology, or the date on which the last underlying patent application is abandoned. Under the IMA the Company is obligated to share costs related to patent maintenance, defense and prosecution. For the years ended December 31, 2017, 2016, and 2015 the Company incurred $1.2 million, $2.8 million and $1.5 million respectively, in shared costs. The Company had accrued legal costs from the cost sharing of $0.4 million and $2.8 million as of December 31, 2017 and December 31, 2016, respectively.

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

During the years ended December 31, 2017, 2016, and 2015 the Company recorded $0 million, $33 thousand, and $0.1 million, respectively, of sublicensing fees due to the Assignors in research and development expense under the terms of the Patent Assignment Agreement that was triggered by the execution of the Vertex collaboration agreement and the Bayer Agreement.

Collaboration Agreement and JDA with Vertex Pharmaceuticals, Incorporated

Summary of Agreement

On October 26, 2015, the Company entered into a strategic collaboration, option, and license agreement (“Collaboration Agreement”) with Vertex, focused on the use of CRISPR’s gene editing technology, known as CRISPR/Cas9, to discover and develop potential new treatments aimed at the underlying genetic causes of human disease. On December 12, 2017, the Company and Vertex entered into Amendment No. 1 to the Collaboration Agreement, or the  (the “ Amendment”). The Amendment, among other things, modified certain definitions and provisions of the Collaboration Agreement to make them consistent with the JDA and clarified how many options are exercised (or deemed exercised) in connection with certain targets specified under the Collaboration Agreement. The Amendment also amended other provisions of the Collaboration Agreement, including the expiration terms of the Collaboration Agreement.

Summary of Collaboration Agreement

The collaboration will evaluate the use of CRISPR-Cas9 across multiple diseases where targets have been validated through human genetics. Vertex and CRISPR will focus their initial gene editing research on discovering treatments to address the mutations and genes known to cause and contribute to sickle cell disease (“SCD”), beta-thalassemia and cystic fibrosis. Vertex and CRISPR will also evaluate a specified number of other genetic targets as part of the collaboration. For up to six targets, Vertex has an exclusive option to obtain: (1) an exclusive license to commercialize CRISPR technology or (2) a co-exclusive license with respect to hemoglobinopathy and beta-globin targets.

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

In connection with the Collaboration Agreement, Vertex made a nonrefundable upfront payment of $75.0 million. In addition, Vertex will fund all of the discovery activities conducted pursuant to the agreement. For potential hemoglobinopathy treatments, including treatments for sickle cell disease, the Company and Vertex will share equally all research and development costs and worldwide revenues. For other targets that Vertex elects to license, Vertex would lead all development and global commercialization activities. For each of up to six targets that Vertex elects to license, other than hemoglobinopathy and beta-globin targets, the Company has the potential to receive up to $420.0 million in development, regulatory and commercial milestones and royalties on net product sale.

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

Summary of Amendment and JDA

Under the terms of the Collaboration Agreement, Vertex was given a total of six target options available to be exercised. Upon execution of the JDA and Amendment, Vertex exercised two of its original six options to develop and commercialize hemoglobinopathy and beta-globin targets. Under the terms of the JDA and Amendment, inclusion of further hemoglobinopathy targets will require mutual agreement of the Parties and will not require Vertex to exercise additional options.

In connection with entering into the JDA, the Company received a $7.0 million up-front payment from Vertex and is eligible for a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate. The net profits and net losses, as applicable, incurred under the JDA will be shared equally between us and Vertex.

CRISPR and Vertex will form the following committees: (i) a joint steering committee to provide high-level oversight and decision making regarding the activities covered by the JDA, (ii) a joint development committee to provide oversight and decision making-making regarding development activities, (iii) a joint commercialization committee to provide oversight and decision-making regarding commercialization activities and (iv) a joint manufacturing committee to provide oversight and decision-making regarding manufacturing activities. Each of the committees will contain an equal number of representatives from each of CRISPR and Vertex.

The JDA provides that the Company will be responsible for commercialization activities in the United States and Vertex will be responsible for commercialization activities outside of the United States.

Either party can terminate the JDA upon the other party’s material breach, subject to specified notice and cure provisions, or, in the case of Vertex, in the event that the Company becomes subject to specified bankruptcy, winding up or similar circumstances. Either party may terminate the JDA in the event the other party commences or participates in any action or proceeding challenging the validity or enforceability of any patent that is licensed to such challenging party pursuant to the JDA. Vertex also has the right to terminate the JDA for convenience at any time after giving prior written notice.

If circumstances arise pursuant to which a party would have the right to terminate the JDA on account of an uncured material breach, such party may elect to keep the JDA in effect and cause such breaching party to be treated as if it had exercised its opt-out rights with respect to the products associated with such uncured material breach (described below) and the royalties payable to the breaching party would be reduced by a specified percentage.

Either party may opt of out of the development of a product candidate under the JDA after predetermined points in the development of the product candidate, on a candidate-by-candidate basis. In the event of such opt-out, the opting-out party will no longer share in the net profits and net losses associated with such product candidate and, instead, the opting out party will be entitled to high single to mid- teen percentage royalties on the net sales of such product, if commercialized. Vertex shall have no obligation to pay the Company any milestone payments with respective to an opt-out product.

Accounting for the Collaboration Agreement, Amendment and JDA

The Company determined that the Amendment and JDA represented a modification to the original Collaboration Agreement. As a result, the Company  evaluated all remaining units of account within the modified contract and allocate to those units (based on their relative selling prices) the sum of (1) additional consideration related to the Amendment and JDA and (2) any deferred revenue from the Collaboration Agreement using current estimated prices for each of the units.

The arrangement includes components of a customer-vendor relationship and a collaborative arrangement as defined under ASC 808. The Company will apply the guidance of ASC 605-25 by analogy to the units of account of the Collaboration Agreement and the units of account of the JDA subject to ASC 605-25 as outlined below. The Company will apply the guidance of ASC 808 to the on-going collaborative and development components of the JDA including the (i) development and commercialization services for currently identified shared products; (ii) R&D services for any follow-on products subject to the JDA; and (iii) committee participation.

The Company evaluated the Collaboration Agreement, Amendment and JDA in accordance with the provisions of ASC 605-25. The Company’s arrangement with Vertex contains the following deliverables: (i) a non-exclusive research license; (ii) an option to obtain an exclusive license for up to four Collaboration Targets; (iii) co-exclusive development and commercialization licenses for hemoglobinopathy and beta-globin targets identified in the JDA; (iv) co-exclusive research license for the follow-on products; (v) the performance of R&D Services under the Collaboration Agreement; and (vi) JRC participation under the Collaboration Agreement.

Management considered whether any of these deliverables could be considered separate units of accounting. Regarding the non-exclusive research license, the Company concluded that it does not have stand-alone value separate from the options to exercise the exclusive or the exercised co-exclusive licenses since Vertex would not benefit from acquiring a research license without the ability to obtain the license to commercialize the results of that research. As a result, the Company concluded that the research license should be combined with those options. Regarding the co-exclusive research license for the follow-on products, the Company concluded that it does not have stand-alone value separate from the exercised co-exclusive licenses under the JDCA since Vertex would not benefit from acquiring a research license without the license to commercialize the results of that research. The Company concluded the co-exclusive research license should be combined separately with each development and commercialization co-exclusive license granted under the JDA.

Regarding the R&D Services under the Collaboration Agreement, the Company concluded that there are other vendors in the market that could perform the related services. As such the Company concluded the R&D Services represent a separate unit of accounting.

Regarding the JRC obligations, the Company concluded that the JRC obligations deliverable has standalone value from the option to license because the services could be performed by an outside party. As such the Company concluded the JRC obligations represent a separate unit of accounting.

As a result, management concluded that there following the modification are four units of accounting: (i) four individual combined units of accounting representing the non-exclusive research license, and the option for up to four exclusive licenses to develop and commercialize the collaboration targets; (ii) four individual combined units of accounting representing the co-exclusive research license, and a development and commercialization license to develop and commercialize hemoglobinopathies and beta-globin targets; (iii) the performance of R&D Services; and (iv) the participation in the JRC.

The Company has determined that neither VSOE of selling price nor TPE of selling price is available for any of the units of accounting identified. Accordingly, the selling price of each unit of accounting was determined based on the Company’s BESP. The Company developed the BESP for all of the units of accounting included in the Collaboration Agreement and JDA with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis.

The Company developed the BESP for the R&D Services and the JRC participation primarily based on the nature of the services to be performed and estimates of the associated effort and cost of the services, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. The Company’s BESP for the remaining R&D Services was $4.0 million. The Company’s BESP for the JRC participation services was de minimis based on an estimate of time spent on preparation, participation, review and travel for the meetings.

The Company’s BESP for the remaining four combined units of the non-exclusive research license and the options for an exclusive license to develop and commercialize a single collaboration target are $55.6 million, $48.4 million, $27.3 million and $27.3 million for a total of $158.6 million. BESPs for these items were determined based on probability and present value adjusted cash flows from the milestones payments owed for exclusive licenses outlined in the Collaboration Agreement. BESP reflects the level of risk and expected probability of success inherent in the nature of the associated research area.

The Company’s BESP for the co-exclusive research license and the development and commercialization licenses for of the hemoglobinopathy and beta-globin targets is $48.9 million. BESP for this item was determined based on probability and present value adjusted cash flows from the equal sharing of project worldwide net profit or net loss. BESP reflects the level of risk and expected probability of success inherent in the nature of the associated research area.

Allocable arrangement consideration is comprised of: (i) deferred revenue of $80.0 million; (ii) an upfront payment of $7.0 million under the JDA; (iii) the estimated R&D services of $4.0 million; and (iv) payments related to the estimated exercise of options on future exclusive licenses for four targets of $40.0 million. The aggregate allocable arrangement consideration of $131.0 million was allocated among the separate units of accounting using the relative selling price method as follows: (i) four individual combined units of accounting representing the non-exclusive research license, and the option for up to four exclusive licenses to develop and commercialize the collaboration targets: $34.4 million, $30.0 million, $16.9 million and $16.9 million for a total of $98.2 million; (ii) four individual combined units of accounting representing the co-exclusive research license, and a development and commercialization license to develop and commercialize each of the hemoglobinopathy and beta-globin targets: $30.3 million; and (iii) the performance of R&D Services: $2.5 million.

Regarding each of the four individual combined units of accounting representing the non-exclusive research license, and the option for up to four exclusive licenses to develop and commercialize the collaboration targets, the Company will defer recognition of the amount attributable to each unit of accounting until the respective option is exercise. If Vertex ultimately fails to exercise any of the remaining license options, any remaining amount allocated to the combined unit of account would be recognized when the Company’s applicable option expires, provided that revenue recognized will be limited to cash received under the arrangement.

Upon the execution of the JDA, a research, development and commercialization license has been granted for hemoglobinopathy and beta-globin targets. The Company determined that these licenses were delivered at inception of the JDA and $30.3 million in revenue was recognized for this unit of accounting in December 2017.

Consistent with the Company’s original accounting policy, the amounts allocated to R&D Services will be recognized as the R&D Services are performed.

Milestones under the Collaboration Agreement

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

The first potential milestone the Company will be entitled to receive is the milestone in the JDA to receive a one-time low seven-digit milestone payment in any clinical trial in the initial shared product. The Company determined that this payment represents the definition of a milestone under ASC 605-28 as: 1) dosing a patient in the initial shared product can only be achieved partially through CRISPR’s performance as they are co-developing the product, 2) while it is likely that this event will occur, there is uncertainty that the event will be achieved given the nature of clinical development and the stage of the CRISPR technology and 3) achievement of this milestone will result in an additional  low seven- digit milestone payment being due to the Company. Additionally, the $10.0 million milestone due upon the filing of an Investigational New Drug Application (“IND”) for a selected Exclusive License under the Collaboration Agreement. As the developmental milestone of the agreement relates to the filing of an IND, the Company has considered it to be substantive. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. There are no other substantive milestones.

As such the total amount of substantive milestones subject to milestone method accounting treatment is $10.0 million for each selected Exclusive License and a one-time low seven-digit milestone payment for the JDA upon dosing of the second patient in any clinical trial in the initial shared product.

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

During the year ended December 31, 2017, 2016, and 2015, the Company recognized  $36.2 million, $4.0 million, and $0.2 million of revenue with respect to the collaboration with Vertex. Research and development expense incurred by the Company in relation to its performance under the collaboration agreement for the years ended December 31, 2017 and 2016 was $9.9 million and $7.0 million, respectively. As of December 31, 2017 and 2016, there is $56.8 million and $77.1 million of non-current deferred revenue related to the Company’s collaboration with Vertex, respectively.

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

As the amount allocated to the Bayer Convertible Loan represents an $8.0 million discount to its $35.0 million face value, the Company recognized interest expense during the twelve months ended December 31, 2017 equal to the discount. The Convertible Loan automatically converted into Series B preferred shares on its January 29, 2016 maturity date.

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

During the year ended December 31, 2017, the Company recognized $4.8 million, of revenue with respect to the collaboration with Casebia. Research and development expense incurred by the Company in relation to its performance under the agreement for the year ended December 31, 2017 was $4.5 million. As of December 31, 2017, there is $0.1 million of non-current deferred revenue related to the Company’s collaboration with Casebia, respectively. Unrecognized equity method losses in excess of the Company’s investment in Casebia totaled $21.2 million as of and for the year ended December 31, 2017. During 2017, the Company recorded $1.8 million of stock-based compensation expense related to Casebia employees.

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

Total operating expenses, and net loss of Casebia for the twelve months ended December 31, 2017 was $36.3 million and $36.2 million, respectively. Total operating expenses, and net loss of Casebia for the twelve months ended December 31, 2016 was $80.8 million, which included research and development expenses equal to $77.4 million for the fair value of the CRISPR license acquired.

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

10. Redeemable Convertible Preferred Shares

Upon the closing of the Company’s IPO on October 24, 2016, all outstanding Preferred Shares of the Company were automatically converted into 27,135,884 Common Shares on a one-for-one basis. As of December 31, 2017 and 2016, the Company had no Preferred Stock authorized, issued, or outstanding.

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

11. Share Capital

The Company had 41,092,969 and 40,253,674 registered Common Shares as of December 31, 2017 and 2016, respectively, with a par value of CHF 0.03 per share. Included in the registered Common Shares as of December 31, 2017 is 55,848 shares of unvested restricted stock award and 444,873 treasury shares, which are legally outstanding, but are not considered outstanding for accounting purposes.

Conditional Capital Reserved for Future Issuance

The Company had the following conditional capital reserved for future issuance:

		As of December 31,
Type of Share Capital	Conditional Capital	2017	2016
Common Shares	Unvested unissued restricted stock	166,667	166,667
Common Shares	Outstanding stock options	6,262,339	4,535,371
Common Shares	Reserved for future issuance under stock option plans (1)	4,657,700	5,290,643
Common Shares	Shares available for bonds and similar debt instruments	4,919,700	4,919,700
Common Shares	Shares available for employee purchase plans	413,226	413,226
	Total	16,419,632	15,325,607

(1)	The Company’s shareholders approved an increase to the option pool of 2,012,684 in May 2017.

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

In January 2018, the Company completed an offering of 5,750,000 shares of our common shares, which were sold at a price of $22.75 per share. This offering resulted in $122.6 million of net proceeds to the Company, refer to Note 17 “Subsequent Events,” in the accompanying notes to the consolidated financial statements for further details.

The Common Shares have the following characteristics:

Voting Rights

The holders of Common Shares are entitled to one vote for each Common Share held at all meetings of shareholders and written actions in lieu of meetings.

Dividends

The holders of Common Shares are entitled to receive dividends, if and when declared by the Board of Directors. As of December 31, 2017, no dividends have been declared or paid since the Company’s inception.

Liquidation

The holders of the Common Shares are entitled to share ratably in the Company’s assets available for distribution to shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event.

12. Equity-based Compensation

Option and Grant Plans

In July 2016, the shareholders approved the 2016 Share Option and Incentive Plan (the “2016 Plan”) and in April 2015, the shareholders approved the 2015 option and grant plan (the “2015 Plan” collectively the “Plans”). Subsequent to the IPO, no further options shall be granted under the 2015 Plan. The Plans provide for the issuance of equity awards in the form of restricted shares, options to purchase Common Shares which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”), unrestricted stock unit grants, and qualified performance and market-based awards to eligible employees, officers, directors, non-employee consultants, and other key personnel. Terms of the equity awards, including vesting requirements, are determined by the Board, subject to the provisions of the Plans. Options granted by the Company typically vest over four years and have a contractual life of ten years. The Company’s Board of Directors approved an increase to the option pool of 2,012,684 options in May 2017.

During the years ended December 31, 2016 and 2015, the Company also issued outstanding Common Shares previously held by Founders and Fay Corp. to employees and non-employees as equity-based compensation (“Founder Awards”), which are subject to repurchase by the Company upon termination of the holder’s service relationship with the Company as well as upon certain triggering events such as termination for cause, material breach of agreement and insolvency of the holder that generally lapse over a requisite service period of four years.

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

	Years Ended December 31,
	2017	2016	2015
Research and development	$8,800	$4,848	$1,924
General and administrative	10,073	5,844	1,760
Loss from equity method investment	1,763	152	—
Total	$20,636	$10,844	$3,684

Grant- Date Fair Value

The Company estimated the fair value of each employee and non-employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Employees:
Options granted	2,894,850	2,411,240	1,913,319
Weighted - average exercise price	$16.92	$12.19	$2.32
Weighted-average grant date fair value	$10.86	$8.47	$3.11
Assumptions:
Weighted-average expected volatility	72.1%	81.0%	76.4%
Expected term (in years)	6.0	6.0	6.0
Weighted-average risk free interest rate	2.0%	1.4%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%
Non employees:
Options granted	104,997	215,710	26,667
Weighted- average exercise price	$18.74	$19.54	$1.85
Weighted- average grant date fair value	$19.35	$17.38	$5.05
Assumptions:
Weighted average expected volatility	81.5%	88.2%	84.1%
Expected term (in years)	9.4	10.0	10.0
Weighted-average risk free interest rate	2.4%	2.4%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%

The fair value of the restricted stock awards was determined based on the fair value of Common Stock on the grant date. Non-employee stock options and restricted stock awards are marked-to-market at each reporting period.

Share Based Payment Activity

Stock Options

The following table summarizes stock option activity for employees and non-employees during the year ended December 31, 2017 (intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	4,535,371	$8.38	9.1	$53,975
Granted	2,999,847	$16.98
Exercised	(862,227)	$3.53
Cancelled or forfeited	(410,652)	$7.06
Outstanding at December 31, 2017	6,262,339	$13.24	8.8	64,120
Exercisable at December 31, 2017	1,617,647	$9.64	8.3	$22,391
Vested or expected to vest at December 31, 2017 (1)	6,262,339	$13.24	8.8	$64,120

(1)	This represents the number of vested stock options as of December 31, 2017 plus the unvested outstanding options at December 31, 2017 expected to vest in the future.

The total unrecognized compensation cost for employee and non-employee stock options is adjusted for estimated forfeitures. As of December 31, 2017, the Company expects to recognize total unrecognized compensation cost related to stock options of $42.2 million over a remaining weighted-average period of 3.4 years.

During 2017 and 2016, the Company granted options to purchase 60,000 and 123,333 Common Shares, respectively, subject to performance-based vesting conditions. As of December 31, 2017, options to purchase 362,872 Common Shares subject to performance-based vesting conditions were vested, as performance conditions were achieved, and there were no options to purchase Common Shares subject to performance-based vesting conditions outstanding. During 2017, the Company also granted 150,000 stock options with market-based vesting conditions in which the recipient is eligible to receive between zero and 150,000 options to purchase Common Shares at the end of a four year service period based upon achieving a specified average stock price. As of December 31, 2017, no options to purchase Common Shares subject to market-based vesting conditions were vested.

During the year ended December 31, 2017, the Chairman of the Board of Directors resigned. Coinciding with his resignation, he and the Company entered into an advisory agreement to perform consulting services. In consideration for performing consulting services, he was allowed to continue to vest in the options during the advisory period, with a post-termination exercise period of 150 days from the last day of the service relationship or the expiration of the option, whichever is earlier. The service relationship is expected to continue until September 10, 2019. Management determined that his services to be provided under the advisory agreement were not substantive. Therefore, the entire $2.2 million of compensation expense to be recognized prospectively was recognized immediately.

Restricted Stock

The following table summarizes restricted stock activity for employees and non-employees during the year ended December 31, 2017:

	Reflected as outstanding upon vesting	Reflected as outstanding upon grant date	Total	Weighted- Average Grant Date Fair Value
Unvested restricted common shares at December 31, 2016	89,367	650,856	740,223	$3.84
Granted	101,667	—	101,667	$17.45
Vested	(33,519)	(418,032)	(451,551)	$6.40
Cancelled or forfeited	—	(23,938)	(23,938)	$1.72
Unvested restricted common shares at December 31, 2017	157,515	208,886	366,401	$8.49

During the years ended December 31, 2017 and 2016, the total fair value of restricted stock vested was $8.3 million and $9.9 million, respectively. At December 31, 2017, total unrecognized compensation expense related to unvested restricted stock was $3.6 million which the Company expects to recognize over a remaining weighted-average period of 1.3 years.

During the year ended December 31, 2016, the Company and Fay Corp. transferred 290,400 Common Shares to a founder, 268,093 of which are subject to vesting conditions with a weighted average grant date fair value of $12.65 per share. The unvested Common Shares are subject to repurchase by the Company upon termination of the holder’s service relationship with the Company as well as upon certain triggering events such as termination for cause, material breach of agreement and insolvency of the holder. During the years ended December 31, 2017 and 2016, the Company recognized expense related to the Common Shares transferred to the Founder of $0.8 million and $2.6 million, respectively.

13. 401(k) Savings Plan

The Company established a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) in November 2016. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company contributed $0.5 million to the 401(k) Plan for the year ended December 31, 2017.

14. Income Taxes

The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions for the foreign parent and where foreign subsidiaries have been established.

Net loss before taxes

For the years ended December 31, 2017, 2016 and 2015, the loss before provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$5,184	$3,322	$593
Foreign	(71,792)	(26,040)	(26,414)
Total	$(66,608)	$(22,718)	$(25,821)

The (provision for) benefit from income taxes consist of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current income taxes:
Federal	$(1,533)	$(649)	$(23)
State	(42)	11	(12)
Foreign	6	17	(26)
Total current income taxes	(1,569)	(621)	(61)
Deferred income taxes:
Federal	(477)	30	(37)
State	297	105	65
Foreign	—	2	26
Total deferred income taxes	(180)	137	54
Total income tax provision	$(1,749)	$(484)	$(7)

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years Ended December 31,
	2017	2016	2015
Income tax expense at statutory rate	9.3%	10.3%	10.3%
State income tax, net of federal benefit	0.3%	1.3%	0.1%
Nondeductible expenses	0.0%	1.6%	0.0%
Foreign rate differential	(2.5%)	(3.3%)	(1.4%)
Statutory to US GAAP permanent differences	1.8%	6.6%	0.0%
Stock-based compensation	(2.9%)	(4.9%)	(1.4%)
Research credits	0.8%	3.1%	0.6%
Change in valuation allowance	(9.4%)	(16.8%)	(8.2%)
Effective income tax rate	(2.6%)	(2.1%)	—

The federal statutory rate reflects the Switzerland mixed company service rate.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$9,987	$3,934
Accruals and reserves	1,123	791
Deferred Rent	3,494	5,228
Other deferred tax assets	36	7
Deferred revenue	1,721	2,525
Research credit	543	425
Total deferred tax assets	16,904	12,910
Less valuation allowance	(13,041)	(6,770)
Net deferred tax assets	3,863	6,140
Deferred tax liabilities:
Depreciation	(3,791)	(5,909)
Intangible assets	(59)	(68)
Other deferred tax liabilities	(31)	—
Total deferred tax liabilities	(3,881)	(5,977)
Long term deferred taxes	$(18)	$163

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses in its non-U.S. jurisdictions, the Company has concluded that it is more-likely-than-not that the benefit of its non-U.S. deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets in Switzerland, and in the UK for its TRACR subsidiary, as of December 31, 2017 and 2016. The valuation allowance increased by $6.3 million during 2017, which is primarily attributable to losses in Switzerland. Additionally, the Company has established a valuation allowance for certain U.S. deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act ("the Act") was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. At December 31, 2017, the Company has assessed its provisional accounting for the tax effects of enactment of the Act, including the effects on our existing deferred tax balances and the one-time transition tax. For the year ended December 31, 2017, the Company has recognized no transition tax. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions the Company has made thus far and the issuance of additional regulatory or other guidance.  The Company expects to complete the final impact within the measurement period.

As a result of the Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%.  This resulted in a decrease to the Company’s gross deferred tax assets of $0.2 million. The impact of the rate reduction on the Company’s deferred tax assets and liabilities is provisional.

As of December 31, 2017, the Company had available non-U.S. net operating loss carryforwards of $127.4 million which begin to expire in 2020. As of December 31, 2017, the Company has U.S. domestic state research and development credit carryforwards of $0.4 million which begin to expire in 2032.

As of December 31, 2017, the Company has U.S. domestic federal research and development credit carryforwards of $0.3 million which expire in 2037, which are net of uncertain tax positions of $0.2 million.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2017 the Company had gross unrecognized tax benefits of $0.4 million of which $0.3 million would favorably impact the effective tax rate if recognized. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate changes in gross unrecognized tax benefits was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$163	$49	$—
Increases for tax positions taken during current period	178	134	49
Increases for tax positions taken in prior periods	13	—	—
Decreases for tax positions taken during current period	—	—	—
Decreases for tax positions taken in prior periods	—	(20)	—
Balance at end of year	$354	$163	$49

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

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue	$2,703	$3,582	$2,387	$32,325
Total operating expenses	23,447	24,888	25,957	$31,353
(Loss) income from operations	(20,744)	(21,306)	(23,570)	$972
Net (loss) income	(21,475)	(22,315)	(24,707)	$140
Net (loss) income attributable to common shareholders	(21,475)	(22,315)	(24,707)	$140
Net (loss) income per share attributable to common shareholders:
Basic	$(0.54)	$(0.56)	$(0.62)	$0.00
Diluted	$(0.54)	$(0.56)	$(0.62)	$0.00
Weighted-average common shares outstanding used in net (loss) income per share attributable to common shareholders:
Basic	39,725,947	39,895,938	40,088,718	40,509,897
Diluted	39,725,947	39,895,938	40,088,718	41,635,843

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Collaboration revenue	$476	$795	$1,549	$2,344
Total operating expenses	12,128	17,353	16,159	27,654
Loss from operations	(11,652)	(16,558)	(14,610)	(25,310)
Net (loss) income	(8,442)	(17,164)	(14,694)	17,098
Net (loss) income attributable to common shareholders	(8,439)	(17,157)	(14,680)	17,099
Net (loss) income per share attributable to common shareholders:
Basic	$(1.53)	$(3.15)	$(2.77)	$0.43
Diluted	$(1.53)	$(3.15)	$(2.77)	$0.40
Weighted-average common shares outstanding used in net (loss) income per share attributable to common shareholders:
Basic	5,528,079	5,448,855	5,292,348	32,987,335
Diluted	5,528,079	5,448,855	5,292,348	34,989,218

(1)

During the fourth quarter the Company recorded an immaterial correction of an error of $1.2 million for rent expense related to the three months ended September 30, 2016. The Company determined that these errors are not material to the respective interim financial statements.

16. Related Party Transactions

The Company is a party to intellectual property license agreements with Dr. Charpentier. As of December 31, 2017, and December 31, 2016, the Company owed Dr. Charpentier approximately $0 and $0.5 million, respectively, of sublicense fees primarily related to the Bayer Agreement. During the year ended December 31, 2017, the Company did not record any sublicensing fees due to Dr. Charpentier in research and development expense related to the Bayer Agreement. During 2016, the Company recorded sublicensing fees of $1.0 million due to Dr. Charpentier in research and development expense related to the Bayer Agreement.

During the year ended December 31, 2017 and 2016, the Company recognized revenue of $4.8 million, and $1.1 million, respectively, related to the collaboration with Casebia. During the year ended December 31, 2017 and 2016, the Company recognized research and development expense of $4.5 million and $1.7 million, respectively, related to the performance of services for Casebia. The Company and Casebia have engaged several research institutions and companies to identify new delivery strategies and applications of the CRISPR/Cas9 technology. Additionally, the Company and Casebia are also a party to a number of research license agreements. The Company and Casebia will share costs associated with the research and license agreements. The Company received reimbursements of $4.4 million for both research and license agreements during 2017 which was recorded as a reduction of R&D expense in the income statement. There were no reimbursements recorded during 2016.

17. Subsequent Events

In January 2018, the Company completed an offering of 5,750,000 shares of our common shares, which were sold at a price of $22.75 per share. This offering resulted in $122.6 million of net proceeds to the Company. The underwriting discount of $7.8 million and other expenses of $0.4 million related to the equity offering were recorded as an offset to additional paid-in capital.

Casebia Therapeutics LLP and Subsidiary

Consolidated Financial Statements

As of December 31, 2017 and 2016, and for the Year ended December 31, 2017 and the Period From February 12, 2016 (Inception) Through December 31, 2016

Casebia Therapeutics LLP and subsidiary

Report of Independent Auditors

The Board of Directors and Stockholders

Casebia Therapeutics LLP

We have audited the accompanying consolidated financial statements of Casebia Therapeutics LLP and subsidiary, which comprise the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in partners’ equity, and cash flows for the year ended December 31, 2017 and for the period from February 12, 2016 (inception) through December 31, 2016, and the related consolidated notes to the consolidated financial statements.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casebia Therapeutics LLP and subsidiary at December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the year ended December 31, 2017 and for the period from February 12, 2016 (inception) through December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 8, 2018

Casebia Therapeutics LLP and subsidiary

Consolidated balance sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$26,347,434	$2,216,490
Due from partners	1,330,405	—
Prepaid and other current assets	595,116	36,948
Tenant improvement allowance receivable	—	1,299,007
Total current assets	28,272,955	3,552,445
Property and equipment, net	9,906,893	4,560,488
Restricted cash	1,225,352	1,225,768
Other long-term assets	45,826	—
Total assets	$39,451,026	$9,338,701
Liabilities and Equity
Current liabilities:
Accounts payable	$1,224,805	$397,441
Due to partners	4,002,374	1,881,160
Deferred rent	590,426	722,977
Accrued expenses	2,792,859	302,137
Total current liabilities	8,610,464	3,303,715
Deferred rent	4,341,203	5,043,355
Total liabilities	12,951,667	8,347,070
Commitments and contingencies
Partners’ Equity:
Partners’ equity	26,499,359	60,991,631
Contribution receivable from partner	—	(60,000,000)
Total partners’ equity	26,499,359	991,631
Total liabilities and partners’ equity	$39,451,026	$9,338,701

See accompanying notes to consolidated financial statements.

Casebia Therapeutics LLP and subsidiary

Consolidated statements of operations and comprehensive loss

	Year ended December 31, 2017	Period from February 12, 2016 (inception) through December 31, 2016
Operating expenses:
General and administrative	$9,672,302	$3,458,074
Research and development	26,607,443	77,373,590
Total operating expenses	36,279,745	80,831,664
Loss from operations	(36,279,745)	(80,831,664)
Other income:
Interest income	57,806	—
Net loss and comprehensive loss	$(36,221,939)	$(80,831,664)

See accompanying notes to consolidated financial statements.

Casebia Therapeutics LLP and subsidiary

Consolidated statements of cash flows

	Year ended December 31, 2017	Period from February 12, 2016 (inception) through December 31, 2016
Cash flows from operating activities:
Net loss	$(36,221,939)	$(80,831,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,007,915	7,329
Equity-based compensation expense	1,729,667	152,270
Non-cash contributions by partners	—	199,347
Deferred rent expense	28,260	374,132
Contribution of in-process research and development	—	36,371,678
Changes in operating assets and liabilities:
Due from partners	(1,330,405)	—
Prepaid expenses	(558,168)	(36,948)
Other long-term assets	(45,826)	—
Accounts payable	546,620	372,258
Due to partners	2,121,214	1,881,160
Accrued expenses	2,495,722	297,137
Net cash used in operating activities	(30,226,940)	(41,213,301)
Cash flows from investing activities:
Additions to property and equipment	(5,642,532)	(444,441)
Net cash used in investing activities	(5,642,532)	(444,441)
Cash flows from financing activities:
Capital contributions from partners	60,000,000	45,100,000
Net cash provided by financing activities	60,000,000	45,100,000
Net increase in cash, cash equivalents and restricted cash	24,130,528	3,442,258
Cash, cash equivalents and restricted cash, beginning of period	3,442,258	—
Cash, cash equivalents and restricted cash, end of period	$27,572,786	$3,442,258
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$305,927	$30,183
Property and equipment additions acquired under tenant improvement allowance	$436,044	$4,093,193
Non-cash financing activities:
Capital contribution receivable from partner	$—	$60,000,000
Contribution of in-process research and development from partner	$—	$36,371,678
Non-cash contributions from partners	$—	$199,347

See accompanying notes to consolidated financial statements.

Casebia Therapeutics LLP and subsidiary

Consolidated statements of changes in partners’ equity

	Partners’ equity	Contribution receivable from partner	Total Partners’ equity
Balance at February 12, 2016 (inception)	$—	$—	$—
Contributions from partners	105,100,000	—	105,100,000
Contribution of in-process research and development from partner	36,371,678	—	36,371,678
Net loss	(80,831,664)	—	(80,831,664)
Partner equity-based compensation	152,270	—	152,270
Other non-cash contributions by partners	199,347	—	199,347
Contribution receivable from partner	—	(60,000,000)	(60,000,000)
Balance at December 31, 2016	$60,991,631	$(60,000,000)	$991,631
Contributions from partners	—	60,000,000	60,000,000
Net loss	(36,221,939)	—	(36,221,939)
Partner equity-based compensation	1,729,667	—	1,729,667
Balance at December 31, 2017	$26,499,359	$—	$26,499,359

See accompanying notes to consolidated financial statements.

Casebia Therapeutics LLP and subsidiary

Notes to consolidated financial statements

1. Organization and Operations

Organization

Casebia Therapeutics LLP (the “JV” or “Casebia”) is a joint venture formed between CRISPR Therapeutics AG (“CRISPR”) and Bayer HealthCare LLC (“Bayer HealthCare”) in February 2016 focused on discovering, developing and commercializing CRISPR/Cas9 gene-editing therapeutics to treat the genetic causes of bleeding disorders, autoimmune disease, blindness, hearing loss, heart disease and certain metabolic diseases.

Joint Venture Agreement

The Joint Venture Agreement between CRISPR and Bayer HealthCare (the “JV Agreement”) was entered into on December 19, 2015.  On February 12, 2016, CRISPR and Bayer HealthCare completed the formation of Casebia, a limited liability partnership formed in the United Kingdom.   Casebia is a free-standing entity which has its own scientific leadership and management team. Casebia’s Board of Directors has equal representation from Bayer HealthCare and CRISPR.

Bayer HealthCare and CRISPR each received a 50% partnership interest in the entity in exchange for their contributions to Casebia.    At inception, CRISPR contributed $0.1 million in cash and licensed its proprietary CRISPR/Cas9 gene editing technology and intellectual property for selected disease indications.  Bayer HealthCare contributed protein engineering expertise and relevant disease know-how.  Bayer HealthCare has also committed to provide up to $300.0 million in research and development funding to Casebia over the first five years, subject to certain conditions.  Under the joint venture agreement, CRISPR has no obligation to provide any additional funding and CRISPR’s ownership interest will not be diluted from future contributions from Bayer.

CRISPR and Bayer HealthCare also provide compensated services to Casebia through separate agreements.

Under the JV Agreement, Casebia owed CRISPR $35.0 million in exchange for a worldwide, exclusive license to commercialize CRISPR’s CRISPR/Cas9 technology specifically for the indications designated by Casebia. In March 2016, Casebia paid the first portion of the amount owed to CRISPR through a $20.0 million non-refundable technology access fee. The remaining $15.0 million non-refundable payment was made on December 22, 2016 following delivery of the consents necessary from patent holders of CRISPR’s intellectual property.  There are no milestone, royalty or other payments due to CRISPR under this aspect of the agreement.

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

The JV Agreement may also be terminated by either party if, subsequent to the time that Bayer HealthCare has funded its entire $300.0 million commitment, management is unable to approve and obtain sufficient funding, within the time specified in the JV Agreement, to continue Casebia’s operations for the next 18 months.

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

In connection with the establishment the JV, Casebia, Bayer HealthCare and CRISPR entered into an Option Agreement. Pursuant to the Option Agreement, in the event the U.S. Food and Drug Administration accepts an Investigational New Drug application submitted by Casebia for any product candidate it is developing, both CRISPR and Bayer HealthCare have the right to submit an offer to enter into a license with Casebia for the exclusive right to develop, manufacture and commercialize the product candidate in certain specified fields. In addition, Casebia is allowed to receive and consider unsolicited third-party offers, and both CRISPR and Bayer HealthCare can require Casebia to seek third-party offers for the applicable product candidate. The Option Agreement sets forth the procedures the Board of Directors will follow when considering and voting on any offers as well as the considerations on how to value any offer.

Liquidity

The JV Agreement sets forth the initial 24-month budget for Casebia, which is revised by management on a yearly basis for the following 24 months. Bayer HealthCare, subject to certain conditions, is solely responsible for providing Casebia with the necessary additional funding until the earlier of (i) its aggregate remaining commitment is fully funded, at which point all additional financing must be approved by the Board of Directors or (ii) the termination of the JV Agreement in accordance with its terms.

Through December 31, 2017, Bayer HealthCare has contributed $105.0 million to Casebia. In January 2018, Bayer HealthCare made an additional capital contribution in the amount of $54.0 million to Casebia.

Casebia’s net loss for 2017 was $36.2 million.  As of December 31, 2017, Casebia had unrestricted cash and cash equivalents of $26.3 million.   Casebia believes that its cash and cash equivalents as of December 31, 2017, along with the capital contribution received from Bayer HealthCare in January 2018, will be sufficient to fund its current operating plan for at least the next 12 months.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Casebia’s chief operating decision maker, the chief executive officer, views Casebia’s operations and manages its business in one operating segment which is the business of discovering, developing and commercializing CRISPR/Cas9 gene-editing therapeutics in the licensed therapeutic areas.

Cash, cash equivalents and restricted cash

Casebia considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. As of December 31, 2017, Casebia held $26.3 million in cash and cash equivalents, consisting of cash and money market funds.  As of December 31, 2016, Casebia held $2.2 million in cash. All cash was held in depository accounts and is reported at fair value.

The following table reconciles cash, cash equivalents and restricted cash reported within Casebia’s consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2017	2016
Cash and cash equivalents	$26,347,434	$2,216,490
Restricted cash	1,225,352	1,225,768
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$27,572,786	$3,442,258

In April 2016, Casebia entered into a $1.2 million letter of credit to secure its obligations under a sublease. The letter of credit is secured by cash held in a restricted depository account.

Concentrations of Credit Risk and Off-balance Sheet Risk

Financial instruments that potentially subject Casebia to concentrations of credit risk are primarily cash and cash equivalents. Casebia’s cash and cash equivalents are held in accounts with financial institutions that management believes are creditworthy. Casebia has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. Casebia has no financial instruments with off-balance sheet risk of loss.

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

Asset	Estimated useful life
Computer equipment	3 years
Furniture, fixtures, and other	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Research and Development Expenses

Research and development costs, which include employee compensation costs, facilities, lab supplies and materials, overhead, preclinical development, and other related costs, are charged to expense as incurred.

Operating Leases

Casebia leases office and laboratory facilities under non-cancelable operating lease agreements. The lease agreements contain free or escalating rent payment provisions. Casebia recognizes rent expense under such leases on a straight-line basis over the term of the lease with the difference between the expense and the payments recorded as deferred rent on the consolidated balance sheets. Amounts received from lessors are accounted for as lease incentives, which are amortized as a reduction of rent expense over the term of the lease.  Amounts received from lessees under subleases equal amounts owed under Casebia’s original lease and are recognized on a straight-line basis as a reduction of rent expense over the term of the sublease.  Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

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

Comprehensive Loss

Comprehensive loss consists of net loss and changes in equity during the period from transactions and other events and circumstances generated from non-owner sources. Casebia’s net loss equals comprehensive loss for the year ended December 31, 2017 and the period from February 12, 2016 (inception) to December 31, 2016.

Subsequent Events

Casebia considers events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. Casebia has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2017 through March 8, 2018, to ensure that these financial statements include appropriate disclosure of events recognized in the financial statements as of December 31, 2017, and events which occurred subsequently but were not recognized in the financial statements.

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

The Revenue ASUs noted above provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). Casebia currently anticipates adoption of the new standard effective January 1, 2018 under the full retrospective method. Casebia does not expect the adoption of ASU 2014-09 to have an effect on its consolidated financial statements as it does not currently have any revenue generating arrangements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual reporting period ending after December 15, 2016 and for annual and interim periods thereafter. Casebia adopted ASU 2014-15 on December 31, 2016 and its adoption did not have an effect on its consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, which is the year ended December 31, 2019 for Casebia. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Casebia is evaluating the new guidance and the expected effect on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”). The guidance changes how companies account for certain aspects of equity-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee’s shares than it can under current guidance for tax withholding purposes providing for withholding at the employee’s maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. CRISPR adopted the new standard January 1, 2017. CRISPR made an accounting policy election to account for the impact of pre-vesting forfeitures as they occur rather than applying an estimated forfeiture rate, as previously required.  Adoption did not materially impact Casebia’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-18 must be applied retrospectively to all periods presented. Casebia adopted ASU 2016-18 as of January 1, 2017.  The 2016 period in Casebia’s statements of cash flows reflects an increase in operating cash flows from the increase in restricted cash during 2016. Casebia does not expect any additional impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) (“ASU 2017-01”). ASU 2017-01 clarifies whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The purpose of the guidance is to narrow the definition of a business at it relates recording transactions as business acquisitions or asset acquisitions. The guidance is effective in annual periods beginning after December 15, 2017, including interim periods within those years, with early adoption permitted under certain circumstances. Casebia does not expect any additional impact on its financial statements.

3. Fair Value Measurements

The fair value measurements of the Casebia’s financial instruments at December 31, 2017 is summarized in the table below:

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Assets:
	Money market funds	$26,347,434	$—	$—	$26,347,434
	Restricted cash	1,225,352	—	—	1,225,352
Total		$27,572,786	$—	$—	$27,572,786

The fair value measurements of the Casebia’s financial instruments at December 31, 2016 is summarized in the table below:

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets:
	Cash	$2,216,490	$—	$—	$2,216,490
	Restricted cash	1,225,768	—	—	1,225,768
Total		$3,442,258	$—	$—	$3,442,258

The carrying amounts of due from partners, due to partners, accounts payable and accrued expenses as reported in the consolidated balance sheets as of December 31, 2017 and 2016 approximate fair value due to the short-term duration of these instruments.  Casebia may elect to measure financial instruments and certain other items at specified election dates in the future.

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

4. Property and Equipment, net

Property and equipment, net, consists of the following:

	As of December 31,
	2017	2016
Leasehold improvements	$7,560,655	$—
Laboratory equipment	2,495,309	151,828
Furniture and fixtures	676,254	—
Computer hardware	189,919	15,562
Construction work in process	—	4,400,427
	10,922,137	4,567,817
Accumulated Depreciation	(1,015,244)	(7,329)
Property and equipment, net	$9,906,893	$4,560,488

Depreciation expense for the year ended December 31, 2017 and the period from February 12, 2016 (inception) through December 31, 2016 was $1.0 million and $7,329, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2017	2016
Payroll and employee-related costs	$1,536,368	$76,699
Collaboration expenses	935,000	—
Professional services	290,491	225,438
Other accrued expenses	31,000	—
Total	$2,792,859	$302,137

6. Commitments and Contingencies

Operating Leases

In August 2016, Casebia entered into an agreement with Pfizer, Inc. to sublease 32,688 square feet of office and laboratory space in Cambridge, MA.  The sublease commenced in October 2016, expires in March 2024 and includes a tenant improvement allowance of $5.4 million.  Of this tenant improvement allowance, $1.3 million and $4.1 million were recognized as leasehold improvements during the year ended December 31, 2017 and the period from February 12, 2016 (inception) to December 31, 2016.  Casebia has the option to extend the term of the sublease by five years.

In May 2017, Casebia entered into an agreement to sublease 5,184 square feet of Casebia’s office space in Cambridge, MA to Bayer HealthCare at a monthly rent per square foot equal to Casebia’s monthly rent per square foot due to Pfizer.  The sub-sublease was effective in May 2017 and expires in March 2024.  Approximately $0.8 million of Casebia’s tenant improvement allowance was allocated to improvements in the square footage occupied by Bayer.  In addition, Bayer HealthCare has agreed to reimburse Casebia for approximately $1.0 million in leasehold improvements previously paid for by Casebia in excess of the tenant improvement allowance.  As of December 31, 2017, Bayer HealthCare owed Casebia approximately $1.3 million under the terms of this sub-sublease, including outstanding rent and reimbursements for leasehold improvements and operating expenses, which is included in Due from Partners in the accompanying consolidated balance sheet.

In April 2017, Casebia entered into an agreement with Bayer HealthCare to sublease 7,036 square feet of office and laboratory space in San Francisco, CA.  The sublease was effective in January 2017 and expires in December 2019.  Casebia has the option to extend the term of the sublease by one year.  In September 2017, Casebia entered into an amendment to increase the square footage under the sublease to 7,191, effective October 2017.

The future minimum payments for non-cancelable leases, net of non-cancelable sublease payments, for all non-cancelable operating leases as of December 31, 2017 is as follows:

	Lease Commitments	Sublease Income	Obligations, net of sublease income
Year Ending December 31,
2018	$2,953,490	$(397,597)	$2,555,893
2019	3,039,732	(409,534)	2,630,198
2020	2,659,577	(421,835)	2,237,742
2021	2,739,418	(434,498)	2,304,920
2022	2,821,546	(447,525)	2,374,021
Thereafter	3,638,093	(577,037)	3,061,056
Total	$17,851,856	$(2,688,026)	$15,163,830

During 2016 Casebia occupied a portion of CRISPR’s and Bayer HealthCare’s office and laboratory space, for which Casebia was not charged rent.  Casebia estimated noncash expense for these spaces of $9,792, which is recorded as Non-Cash Contributions from Partners in the accompanying consolidated statements of changes in partners’ equity.

From January to April 2017 Casebia occupied a portion of CRISPR’s office and laboratory space on a month-to-month basis.

Total rent expense for the year ended December 31, 2017 and the period from February 12, 2016 (inception) through December 31, 2016, net of sublease income, was $2,043,222 and $383,924.

7. Research Agreements

Seattle Children’s Research Institute

In September 2017, Casebia entered into an exclusive license agreement and research collaboration with Seattle Children’s Research Institute (“SCRI”) to explore new methods to treat and prevent autoimmune disease using CRISPR/Cas9 gene-edited regulatory T cells (“Tregs”) – a type of white blood cell that controls and modulates the body’s immune response.  Casebia will receive worldwide rights to develop and commercialize specific intellectual property related to the collaboration.

In exchange for the license, Casebia is also liable for annual maintenance fees of up to $350,000 per year under certain conditions. In addition, Casebia is obligated to make payments following the achievement of specific milestones of approximately $12.0 million.  Following the first sale, if any, of a licensed product Casebia is obligated to pay royalties at a low single digit percentage of net sales of licensed products.  Casebia has made no milestone or royalty payments to date under this agreement.  Casebia recorded a total of $1.6 million of research and development expenses during the year ended December 31, 2017.

Other Agreements

Casebia is also a party to a number of research license agreements which require upfront payments, future royalty payments and potential milestone payments from time to time which could be significant.  Casebia has recorded expense of $3.9 million and made payments of $2.1 million during the year ended December 31, 2017 related to these agreements.   The difference of $1.8 million is included in Due to Partners in the accompanying consolidated balance sheets. In addition, Casebia has committed to making payments for related research and development services of $1.3 million in 2018 and $0.1 million in 2019.

8. Equity-based Compensation

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

Equity-based Compensation Expense

Total equity-based compensation expense is recognized for stock options granted to employees and has been reported in Casebia’s consolidated statement of operations as follows:

	Year ended December 31, 2017	Period from February 12, 2016 (inception) through December 31, 2016
General and administrative	$1,069,483	$55,153
Research and development	660,184	97,117
Total	$1,729,667	$152,270

For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards.  For the year ended December 31, 2017, Casebia recorded $0.2 million of stock-based compensation expense related to modifications of stock options. The incremental compensation cost is the excess of the fair value of the modified award on the date of the modification over the fair value of the original award immediately before the modification.

Stock Option Awards

The following table summarizes stock option activity for CRISPR stock options granted to employees of Casebia:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	336,353	$13.19	9.5	$2,377,144
Granted	104,997	18.74
Exercised	(70,380)	1.81
Cancelled or forfeited	(45,237)	1.81
Outstanding at December 31, 2017	325,733	$19.01	9.1	$1,457,406
Exercisable at December 31, 2017	70,983	$18.75	8.9	$335,997
Vested or expected to vest at December 31, 2017(1)	325,733	$19.01	9.1	$1,457,406

(1)	Represents the number of vested options at December 31, 2017 plus the number of unvested options expected to vest based on the unvested options outstanding at December 31, 2017.

The fair value of options vested for the year ended December 31, 2017 and the period from February 12, 2016 (inception) through December 31, 2016 was $1.6 million and $0.2 million, respectively.  The intrinsic value of options exercised for the year ended December 31, 2017 and the period from February 12, 2016 (inception) through December 31, 2016 was $1.2 million and zero, respectively. The weighted-average grant date fair values of stock options granted during the year ended December 31, 2017 and the period from February 12, 2016 (inception) through December 31, 2016 was $19.35 and $18.17, respectively.

As of December 31, 2017, the total unrecognized compensation cost related to CRISPR stock options was $4.5 million. The total unrecognized compensation cost will be adjusted for future forfeitures. As of December 31, 2017, Casebia expects to recognize total unrecognized compensation cost over a remaining weighted-average period of 3.0 years.

CRISPR estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following range of assumptions regarding the fair value of the underlying Common Shares on each measurement date:

	Year ended December 31, 2017	Period from February 12, 2016 (inception) through December 31, 2016
Weighted average expected volatility	81.5%	88.2%
Expected term (in years)	9.4	9.5
Risk free interest rate	2.4%	2.3%
Expected dividend yield	0.0%	0.0%

9. Incentive Compensation Plans

Aspire 2.0 Plan

Certain Casebia executives are eligible to participate in Casebia’s Aspire 2.0 long-term incentive plan.  Beginning in 2017, on January 1 of each year, participating employees receive an award based on a percentage of their salary in virtual shares of Bayer AG.  These awards vest three years after the date of grant. Upon vesting of the awards, participants receive a cash payout based on the trading price of Bayer AGs stock for the last 30 days of the vesting period, including dividends.

Casebia will revalue these awards utilizing the share price of Bayer AG common stock at each reporting period through the remaining vesting period.  The revaluation may result in additional charges to expense in the future.

Total compensation expense recognized for awards granted to employees has been reported in Casebia’s consolidated statement of operations as follows:

Year ended December 31, 2017
General and administrative	$216,718
Research and development	—
Total	$216,718

Casebia Liquidity Event Plan

During 2017, Casebia established a Liquidity Event Plan for its employees under which participants are eligible to receive a cash award in the event Casebia experiences a change in control, as defined, or an Initial Public Offering, under certain conditions.  The cash awards would be paid out over an 18-month period, or immediately if the participant’s position is eliminated due to the Liquidity Event.  Casebia will recognize expense for awards under this plan when a Liquidity Event is deemed probable over the requisite service period.  Given the inherent uncertainty of such transactions, a Liquidity Event would not be deemed probable until the closure of a relevant transaction.  For the year ended December 31, 2017, none of the clincal and regulatory milestones were deemed probably and therefore, Casebia recorded no expense under the Liquidity Event Plan.

Casebia Long-term Incentive Plan

During 2017, Casebia established a Long-term Incentive Plan for its employees under which participants are eligible to receive a cash award upon the achievement of certain clinical and regulatory milestones.  Casebia will recognize expense for awards under this plan as the relevant milestones are deemed probable.  For the year ended December 31, 2017, Casebia recorded no expense under the Long-term Incentive Plan.

10. Related Party Transactions

An affiliate of Bayer HealthCare has agreed to provide to Casebia certain protein engineering knowhow as well as other administrative services, as detailed below.  $1.0 million and $1.1 million of these expenses are included in Due to Partners in the accompanying balance sheet at December 31, 2017 and 2016, respectively. Bayer HealthCare provided management services to Casebia during 2016 that were not billed to Casebia.  These expenses, totaling $189,555, were treated as a capital contribution in the accompanying financial statements.

CRISPR has also agreed to provide Casebia with certain general and administrative and research and development services, as detailed below.  $2.6 million and $0.8 million of these expenses are included in Due to Partners in the accompanying balance sheet at December 31, 2017 and 2016, respectively.  CRISPR and Casebia also share equally in certain in-license fees with third parties.

During 2017, Casebia employees were covered under CRISPRs medical and other benefit plans.  As of December 31, 2017, $398,062 was included in Due to Partners in the accompanying balance sheet under this arrangement, representing premium and other payments made by CRISPR on behalf of Casebia.

All amounts due to Partners are due within 30 days of receipt of the respective invoices.

Total related party expenses have been reported in Casebia’s consolidated statement of operations as follows:

	Year ended December 31, 2017	Period from February 12, 2016 (inception) through December 31, 2016
General and administrative:
Bayer AG and subsidiaries:
Consulting services	$—	$1,061,992
Rent, net of sublease income	71,172	1,250
Recruiting services	51,517	—
Total Bayer	122,689	1,063,242

CRISPR:
Administrative services	—	90,712
Rent	6,289	3,542
Total CRISPR	6,289	94,254
Total general and administrative	$128,978	$1,157,496

Research and development:
Bayer AG and subsidiaries:
Research services	$3,996,384	$3,788,565
Rent, net of sublease income	79,706	3,750
Total Bayer	4,076,090	3,792,315

CRISPR:
Research services	4,280,233	1,086,406
In-license cost sharing	3,865,750	—
Rent	7,044	1,250
Total CRISPR	8,153,027	1,087,656
Total research and development	$12,229,117	$4,879,971

11. Income Taxes

Casebia is a pass-through entity for federal and state income tax purposes and generally is not subject to income taxes.  Instead, its earnings and losses are included in the income tax returns of the partners.

12. Employee Benefit Plan

Casebia maintains a defined contribution 401(k) plan (the “Plan”) in which substantially all of its permanent employees are eligible to participate. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. Casebia makes matching contributions of 100% of the first 3% and 50% of the next 2% of employees’ contributions to the Plan. Casebia recorded employer contribution expense of $168,995 and $2,622 for the year ended December 31, 2017 and the period from February 12, 2016 (inception) through December 31, 2016, respectively.