Form 10-Q
period 2018-09-30
CRISPR Therapeutics AG
filed 2018-11-07
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

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

As of November 1, 2018, there were 51,896,995 shares of registrant’s common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$487,295	$239,758
Accounts receivable, including related party amounts of $457 and $821 as of September 30, 2018 and December 31, 2017, respectively	552	2,626
Prepaid expenses and other current assets, including related party amounts of $52 and $1,871 as of September 30, 2018 and December 31, 2017, respectively	8,841	6,001
Total current assets	496,688	248,385
Property and equipment, net	18,097	18,857
Intangible assets, net	303	344
Restricted cash	3,165	3,154
Other non-current assets	650	606
Total assets	$518,903	$271,346
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,221	$1,639
Accrued expenses, including related party amounts of $234 and $0 as of September 30, 2018 and December 31, 2017, respectively	25,835	11,361
Accrued tax liabilities	24	347
Deferred rent	1,027	1,027
Other current liabilities	171	137
Total current liabilities	32,278	14,511
Deferred revenue non-current, including related party amounts of $0 and $91 as of September 30, 2018 and December 31, 2017, respectively	57,806	56,928
Deferred rent non-current	11,232	11,761
Other non-current liabilities	273	314
Total liabilities	101,589	83,514
Commitments and contingencies, see Note 5
Shareholders’ equity:
Common shares, CHF 0.03 par value, 51,893,132 and 41,092,969 shares authorized at September 30, 2018 and December 31, 2017, respectively, 51,862,415 and 41,037,121 shares issued at September 30, 2018 and December 31, 2017, respectively, 51,554,479 and 40,592,248 shares outstanding at September 30, 2018 and December 31, 2017, respectively, 19,520,914 and 16,419,632 shares in conditional capital at September 30, 2018 and December 31, 2017, respectively.	1,575	1,240
Treasury shares, at cost, 307,936 and 444,873 shares at September 30, 2018 and December 31, 2017, respectively	(57)	-
Additional paid-in capital	659,776	312,018
Accumulated deficit	(243,979)	(125,440)
Accumulated other comprehensive income	(1)	14
Total shareholders' equity	417,314	187,832
Total liabilities and shareholders’ equity	$518,903	$271,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration revenue (1)	$563	$2,387	$3,009	$8,672
Operating expenses:
Research and development (2)	39,820	17,845	84,972	49,770
General and administrative	10,175	8,112	31,752	24,522
Total operating expenses	49,995	25,957	116,724	74,292
Loss from operations	(49,432)	(23,570)	(113,715)	(65,620)
Other (expense):
Loss from equity method investment	(1,012)	(359)	(3,256)	(1,310)
Other income (expense), net	(130)	(71)	(101)	(238)
Total other (expense), net	(1,142)	(430)	(3,357)	(1,548)
Net loss before income taxes	(50,574)	(24,000)	(117,072)	(67,168)
Provision for income taxes	(137)	(707)	(319)	(1,330)
Net loss	(50,711)	(24,707)	(117,391)	(68,498)
Foreign currency translation adjustment	(6)	8	(15)	38
Comprehensive loss	$(50,717)	$(24,699)	$(117,406)	$(68,460)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	$(50,711)	$(24,707)	$(117,391)	$(68,498)
Net loss per share attributable to common shareholders—basic and diluted	$(1.07)	$(0.62)	$(2.51)	$(1.72)
Weighted-average common shares outstanding used in net loss per share attributable to common shareholders—basic and diluted	47,391,988	40,088,718	46,709,388	39,904,863

(1) Including the following revenue from a related party, see Notes 6 & 10:	$443	$1,249	$2,406	$3,888
(2) Including the following research and development expense with a related party, see Notes 6 & 10:	$418	$1,208	$2,770	$3,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(117,391)	$(68,498)
Reconciliation of net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	2,574	2,218
Equity-based compensation	21,960	11,894
Unrealized foreign currency remeasurement loss	-	(9)
Loss from equity method investment	3,256	1,310
Expense related to ViaCyte transaction	15,109	-
Other income, non-cash	(169)	-
Changes in:	-
Accounts receivable	2,074	(54)
Prepaid expenses and other assets	(2,502)	(304)
Accounts payable and accrued expenses	7,982	(2,979)
Deferred revenue	(270)	2,043
Deferred rent	(528)	(903)
Other liabilities, net	38	31
Net cash and restricted cash (used in) operating activities	(67,867)	(55,251)
Investing activities:
Purchase of property and equipment	(1,773)	(7,609)
Purchase of available for sale debt security	-	(500)
Net cash and restricted cash (used in) investing activities	(1,773)	(8,109)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	309,019	-
Proceeds from exercise of options	8,241	1,324
Repurchase of common shares	(57)	-
Net cash provided by financing activities	317,203	1,324
Effect of exchange rate changes on cash	(15)	39
Increase (decrease) in cash and restricted cash	247,548	(61,997)
Cash and restricted cash, beginning of period	242,912	318,670
Cash and restricted cash, end of period	$490,460	$256,673
Supplemental disclosure of non-cash investing and financing activities
Costs for supplemental offering in accounts payable and accrued expenses	$1,980	$-
Property and equipment purchases in accounts payable and accrued expenses	$-	$118

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

The Company had an accumulated deficit of $244.0 million as of September 30, 2018 and has financed its operations to date from proceeds obtained from its IPO, subsequent offerings of its common shares in January 2018 and September 2018, a series of preferred shares and convertible loan issuances, and upfront fees received under its collaboration and joint venture arrangements. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses.

Liquidity

In January 2018, the Company completed an offering of 5,750,000 common shares, which were sold at a price to the public of $22.75 per share. This offering resulted in $122.6 million of net proceeds to the Company. In September 2018, the Company completed an offering of 4,210,526 common shares, which were sold at a price to the public of $47.50 per share. This offering resulted in $187.6 million of net proceeds to the Company. In addition, $3.1 million of stamp taxes on the issuance proceeds from the January and September offerings were recorded as an offset to additional paid in capital. The Company expects its cash of $487.3 million at September 30, 2018 to be sufficient to fund its current operating plan through at least the next 24 months. Thereafter, the Company will be required to obtain additional funding. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

In August 2018, the Company entered into an At-The-Market (“ATM”) sales agreement with Jefferies LLC (“Jefferies”), under which it may offer and sell from time to time common shares having aggregate gross proceeds of up to $125.0 million. We have not yet issued or sold any securities under this sales agreement. We have incurred $0.2M in costs related to this sales agreement, which are included in other current assets as of September 30, 2018 and will be offset against future offering proceeds.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies”, in the Annual Report. Significant changes to the Company’s accounting policies are discussed below:

Revenue Recognition

In May 2014, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes existing revenue recognition guidance. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) on January 1, 2018 using the modified retrospective method, by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). The Company has elected a practical expedient and applied ASC 606 only to contracts that are not completed at the date of initial application.

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

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as a receivable (i.e. accounts receivable). A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities (i.e. deferred revenue) primarily relate to contracts where we have received payment but we have not yet satisfied the related performance obligations. The advance consideration received from customers for R&D services or licenses bundled with other promises is a contract liability, recorded as deferred revenue, until the underlying performance obligations are transferred to the customer. The change in deferred revenue from December 31, 2017 to September 30, 2018 is primarily related to the transition adjustment upon the adoption of ASC 606.

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

Income Taxes

The adoption of ASC 606 resulted in a reduction of cumulative revenue as of January 1, 2018, which in turn generated additional deferred tax assets. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding change to the valuation allowance.

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three and nine months ended September 30, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As of September 30, 2018
	As Reported Under ASC 606	Adjustments	Notes	Adjusted Balance Under ASC 605
Consolidated Balance Sheet Data (in thousands):
Other current liabilities	$171	$(102)	(5)	$69
Total current liabilities	$32,278	$(102)	(5)	$32,176
Deferred revenue	$57,806	$(794)	(1)(2)(3)(5)	$57,012
Total liabilities	$101,589	$(896)	(1)(2)(3)(5)	$100,693
Accumulated deficit	$(243,979)	$895	(1)(2)(3)	$(243,084)
Total shareholders' equity	$417,314	$896	(1)(2)(3)	$418,210
Total liabilities and shareholders’ equity	$518,903	$—	(1)(2)(3)	$518,903

	Three Months Ended September 30, 2018
Consolidated Statement of Operations Data (in thousands):	As Reported Under ASC 606	Adjustments	Notes	Adjusted Balance Under ASC 605
Collaboration revenue	$563	$(57)	(2)(3)	$506
Loss from operations	$(49,432)	$(57)	(2)(3)	$(49,489)
Net loss before income taxes	$(50,574)	$(57)	(2)(3)	$(50,631)
Net loss	$(50,711)	$(57)	(2)(3)	$(50,768)
Comprehensive loss	$(50,717)	$(57)	(2)(3)	$(50,774)

	Nine Months Ended September 30, 2018
Consolidated Statement of Operations Data (in thousands):	As Reported Under ASC 606	Adjustments	Notes	Adjusted Balance Under ASC 605
Collaboration revenue	$3,009	$(252)	(2)(3)	$2,757
Loss from operations	$(113,715)	$(252)	(2)(3)	$(113,967)
Net loss before income taxes	$(117,072)	$(252)	(2)(3)	$(117,324)
Net loss	$(117,391)	$(252)	(2)(3)	$(117,643)
Comprehensive loss	$(117,406)	$(252)	(2)(3)	$(117,658)

Consolidated Statement of Cash Flows (in thousands):
Operating activities:
Net loss	$(117,391)	$(252)	(2)(3)	$(117,643)
Reconciliation of net loss to net cash and restricted cash used in operating activities:
Changes in:
Deferred revenue	$(270)	$354	(1)(2)(3)(4)(5)	$84
Other liabilities, net	$38	$(102)	(1)(2)(3)(4)(5)	$(64)
Net cash and restricted cash (used in) operating activities	$(67,867)	$—		$(67,867)
Increase (decrease) in cash and restricted cash	$247,548	$—		$247,548
Cash and restricted cash, end of period	$490,460	$—		$490,460

(1)	Adjustment of $1,148 to reverse the ASC 606 transition adjustment from retained earnings and deferred revenue.
(2)	Adjustment of $31 and $175 for the three and nine months ended September 30, 2018, related to R&D services that would be deferred under ASC 605 versus recognized as invoiced under ASC 606.
(3)

Adjustment of $26 and $77 for the three and nine months ended September 30, 2018, related to non-exclusive research license revenue that would be recognized upon option exercise under ASC 605 versus recognized overtime under ASC 606.

(4)	Adjustment to reverse the ASC 606 transition adjustment to retained earnings and deferred revenue netted to zero as the transaction did not impact cash.
(5)

Adjustment to reclassify $102 from deferred revenue to other current liabilities (current deferred revenue) related to the change in revenue allocated to the non-exclusive research license recognized upon option exercise under ASC 605 versus ratably over time under ASC 606.

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

Financial Instrument Accounting

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the results of operations. The new standard was effective January 1, 2018. The Company adopted ASU 2016-01 in the first quarter of 2018. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (“ASU 2016-16”): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted ASU 2016-16 in the first quarter of 2018. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

Statement of Cash Flows

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The Company adopted ASU 2016-18 retrospectively in the first quarter of 2018 and the change in accounting principle is reflected in the statements of cash flows for the nine months ended September 30, 2018 and 2017 accordingly. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

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

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (“ASU 2018-07”) which provides improvements to nonemployee share-based payment accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The scope of ASC 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) is expanded to include share-based payments issued to nonemployees for goods or services. ASC 505-50, Equity-Equity-Based payments to Non-Employees is superseded and consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The Company early adopted this standard on a prospective basis on July 1, 2018. As a result of adopting this standard, the fair value of outstanding nonemployee awards as of June 30, 2018 will no longer be remeasured each reporting period. All future expense related to these awards will be recorded based on the fair value measured as of June 30, 2018, the last period prior to the adoption of ASU 2018-07. The adoption of this guidance did not have a material impact of the Company’s consolidated financial statements.

New Accounting Pronouncements - to be adopted in future periods

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expense in a manner similar to the current standard. In July 2018, the FASB also issued ASU No. 2018-11, Codification Improvements to Topic 842, Leases (“ASU 2018-11”), which clarifies and corrects narrow aspects of the guidance issued in ASU 2016-02. ASU 2016-02 and 2018-11 are effective for fiscal years beginning after December 15, 2018 and interim periods within those years, first of which is the year ending December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company’s project team has reviewed its portfolio of existing leases and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard. The Company anticipates that the amended guidance will result in the recognition of additional right of use assets and corresponding liabilities on its condensed consolidated balance sheets.  The Company is also in the process of implementing appropriate changes to its controls to support lease accounting and related disclosures under the new standard.

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

The following common share equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in common stock equivalent shares):

	As of
	September 30, 2018	September 30, 2017
Outstanding options	6,698,579	5,778,629
Unvested restricted common shares	178,884	64,277
Total	6,877,463	5,842,856

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, and include the accounts of (i) the Company, and (ii) its wholly-owned subsidiaries, CRISPR Therapeutics Ltd., CRISPR Therapeutics Inc., and TRACR Hematology Inc. All intercompany accounts and transactions have been eliminated. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and ASUs of the FASB. The Company accounts for its 50% interest in Casebia under the equity method of accounting. See Note 6 for further details.

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

3. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	September 30,	December 31,
	2018	2017
Computer equipment	$405	$285
Furniture, fixtures, and other	2,240	2,104
Laboratory equipment	7,993	6,603
Leasehold improvements	13,776	13,776
Construction work in process	127	-
	24,541	22,768
Accumulated depreciation	(6,444)	(3,911)
Property and equipment, net	$18,097	$18,857

Depreciation expense for the three and nine months ended September 30, 2018 was $0.8 million and $2.5 million, respectively. Depreciation expense for the three and nine months ended September 30, 2017 was $0.8 million and $2.2 million, respectively.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2018	2017
Payroll and employee-related costs	$5,353	$5,550
Research costs	6,830	2,285
Licensing fees	144	609
Professional fees	2,397	2,176
Intellectual property costs	1,505	500
ViaCyte collaboration agreement	7,609	-
Other	1,997	241
Total	$25,835	$11,361

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

The Company is also a party to a number of research license agreements which require significant upfront payments, future royalty payments and potential milestone payments from time to time. In association with these agreements, the Company has committed to making payments for related research and development services of $1.0 million through 2020. In connection with these agreements, during the three and nine months ended September 30, 2018, the Company has made payments of $0.3 million and of $1.4 million, respectively. In connection with these agreements, during the three and nine months ended September 30, 2017, the Company has made payments of $0.4 million and of $2.1 million, respectively.

The Company is a party to a number of manufacturing agreements that require upfront payments for the future performance of services.  In connection with these agreements, the Company has made upfront payments and recorded $2.4 million as prepaid expenses on the condensed consolidated balance sheet as of September 30, 2018. The Company will amortize the prepaid balance as services are performed.

Litigation

The Company licenses a U.S. patent application from Emmanuelle Charpentier (as described in more detail in this Quarterly Report on Form 10-Q) that is currently subject to interference proceedings declared by the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. Following motions by the parties and other procedural matters, the PTAB concluded in February 2017 that the declared interference should be dismissed because the claim sets of the two parties were not directed to the same patentable invention in accordance with the PTAB’s two-way test for patent interferences. In April 2017, Dr. Charpentier, the regents of the University of California (“UC”), and the University of Vienna (collectively “UC”) appealed the PTAB decision to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). In the appeal, UC asked the court to review and reverse of the PTAB’s February 2017 decision, which terminated the interference without determining which inventors actually invented the use of the CRISPR/Cas9 genome editing technology in eukaryotic cells. The Federal Circuit conducted a hearing on the appeal on April 30, 2018. On September 10, 2018, the Federal Circuit affirmed the PTAB’s decision to terminate the interference proceeding.

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

On December 15, 2016, the Company entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (the “Invention Management Agreement”) with the University of California, University of Vienna, Dr. Emmanuelle Charpentier, Intellia Therapeutics, Inc. Caribou Biosciences, Inc., ERS Genomics Ltd. and TRACR Hematology Ltd.  Under the Invention Management Agreement, the Company is obligated to share costs related to patent maintenance, defense and prosecution. During the three and nine months ended September 30, 2018, the Company incurred $0.5 million and $1.6 million, respectively, in shared costs. During the three and nine months ended September 30, 2017, the Company incurred $0.1 million, and $1.1 million, respectively, in shared costs.  The Company recorded accrued legal costs from the cost sharing of $1.4 million and $0.4 million as of September 30, 2018 and December 31, 2017, respectively. The Company is unable to predict the outcome of these matters and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $0.5 million of revenue related to the collaboration with Vertex, respectively. During the three and nine months ended September 30, 2017, the Company recognized $1.2 million and $4.8 million of revenue related to the collaboration with Vertex, respectively. Research and development expense incurred by the Company in relation to its performance under the Collaboration Agreement for the three and nine months ended September 30, 2018 was $0.1 million and $0.5 million, respectively. Research and development expense incurred by the Company in relation to its performance under the Collaboration Agreement for the three and nine months ended September 30, 2017 was $2.1 million and $8.0 million, respectively. Research and development expense incurred by the Company in relation to its performance under the JDA for the three and nine months ended September 30, 2018 was $8.7 million and $24.9 million, respectively. Reimbursements from Vertex under the JDA for the three and nine months ended September 30, 2018 was $3.7 million and $10.4 million, respectively. As of September 30, 2018, and December 31, 2017, there was $57.8 million and $56.8 million of non-current deferred revenue related to the Collaboration Agreement, respectively. The transaction price allocated to the remaining performance obligations is $57.9 million.  The remaining performance obligations will be recognized as follows: four material rights to obtain an exclusive commercialization and development license at a point in time, upon exercise; and the non-exclusive research license ratably over/within the remaining two-and-a-half-year research term. As of September 30, 2018, the remaining amount to be recognized for the non-exclusive research license is not significant. R&D services will be recognized as invoiced under the practical expedient and are not disclosed within the remaining performance obligation balance. Reported amounts for 2018 are reflective of accounting under ASC 606 and amounts for 2017 are reflective of accounting under ASC 605 and therefore may not be comparable.

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

The Company also identified the issuance of the Bayer Convertible Loan as another element to be accounted for under ASC 470, Debt.

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

The R&D services are the only remaining performance obligations as of September 30, 2018.

At September 30, 2018 and December 31, 2017, the value of the Company’s equity method investment in Casebia was zero.

Collaborative elements

The Company also participates in cost sharing activities with Casebia with respect to shared research and technology licenses with other vendors. The Company evaluated that the nature of the activity and determined the arrangement is a cost/profit sharing arrangement and not a revenue arrangement. Therefore, the related impact of the cost sharing is included in R&D expense. The Company received reimbursements of $0.0 and $0.9 million for both research and license agreements during the three and nine months ended September 30, 2018, respectively, which was recorded as a reduction of R&D expense in the income statement. The Company received reimbursements of $0.4 million and $2.1 million for both research and license agreements during the three and nine months ended September 30, 2017, respectively.

Collaboration Revenue

During the three and nine months ended September 30, 2018, the Company recognized $0.4 million and $2.4 million of revenue, respectively, related to the collaboration with Casebia. During the three and nine months ended September 30, 2017, the Company recognized $1.2 million and $3.9 million of revenue, respectively, related to the collaboration with Casebia. Amounts for 2018 are reflective of accounting under ASC 606 and amounts for 2017 are reflective of accounting under ASC 605 and therefore may not be comparable. During the three and nine months ended September 30, 2018, the Company recognized $0.4 million and $2.8 million of research and development expense, respectively, in relation to its performance under the agreement. During the three and nine months ended September 30, 2017, the Company recognized $1.2 million and $3.7 million of research and development expense, respectively, in relation to its performance under the agreement. During the three and nine months ended September 30, 2018, the Company recognized $1.0 million and $3.3 million, respectively, of stock-based compensation expense related to Casebia employees. During the three and nine months ended September 30, 2017, the Company recognized $0.4 million and $1.3 million, respectively, of stock-based compensation expense related to Casebia employees. Deferred revenue related to the Company’s collaboration with Casebia was zero and $0.1 million as of September 30, 2018 and December 31, 2017, respectively. Unrecognized equity method losses in excess of the Company’s equity investment in Casebia was $38.8 million and $21.2 million as of September 30, 2018 and December 31, 2017, respectively.

Total operating expenses of Casebia for the three and nine months ended September 30, 2018 was $12.8 million and $39.1 million, respectively. Total net loss of Casebia for the three and nine months ended September 30, 2018 was $12.6 million and $38.4 million, respectively. Total operating expenses, and net loss of Casebia for the three and nine months ended September 30, 2017 was $10.2 million and $24.7 million, respectively.

Collaboration Agreement with ViaCyte, Inc.

On September 17, 2018, the Company entered into a research collaboration agreement ("ViaCyte Collaboration Agreement") with ViaCyte, Inc. (“ViaCyte”) focused on the discovery, development, and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes. Under the terms of the ViaCyte Collaboration Agreement, the Company and ViaCyte will jointly seek to develop an immune-evasive stem cell line as a first step on the path to an allogeneic stem-cell derived product.  Upon successful completion of these studies and identification of a product candidate, the parties will jointly assume responsibility for further development and commercialization worldwide.

Upon execution of the agreement, ViaCyte was entitled to receive $15.0 million from the Company that will be paid in two installments in either cash or in common shares at the Company’s election.  On September 24, 2018, the Company issued 165,636 common shares to ViaCyte which had a fair value of $7.5 million. The remaining amount will be paid in common shares or cash upon the close of market on the first business day after the Company files this Quarterly Report on Form 10-Q for the three and nine months ending September 30, 2018. The agreement includes certain provisions such that in the event ViaCyte sells shares received from the Company for less than $15.0 million in combined net proceeds, the Company will pay ViaCyte the deficient amount. In the event ViaCyte sells shares received from the Company for greater than $15.0 million in combined net proceeds, ViaCyte will pay the Company the surplus amount. Each party is responsible for certain research and development activities under the agreement and will be responsible for the respective costs of those activities. ViaCyte has the option, under certain circumstances, to receive an additional $10.0 million from the Company in the form of a convertible promissory note at fair value. The ViaCyte Collaboration Agreement may remain in force for up to six years.

The Company determined that the upfront payment of $15.0 million was for intellectual property which did not have an alternative future use, and as a result, the Company recorded the full amount as research and development expense upon execution of the agreement. The Company determined that upon issuing the 165,636 shares on September 24, 2018, there was an outstanding embedded derivative due to the provisions which require the Company and ViaCyte to settle the deficient or surplus amount. As of September 30, 2018, there was an outstanding derivative liability with a fair value of $0.1 million. The fair value of the derivative is determined based on the price of the Company’s common stock and is considered a level 2 fair value instrument. The change in fair value of $0.1 million is included in other expense for the period ended September 30, 2018. The Company’s total liability to ViaCyte was $7.6 million as of September 30, 2018 which is recorded in accrued expenses on the balance sheet.

Subsequent to September 30, 2018, ViaCyte sold the remainder of the shares issued September 24, 2018. The aggregate net proceeds from all shares issued September 24, 2018 was $6.9 million. As a result, the fair value of the remaining amount due to ViaCyte is $8.1 million, which will be paid in either cash or shares. Subsequent to September 30, 2018, the Company will recognize an additional loss of $0.5 million resulting from the change in fair value of the derivative liability ascribed to the shares issued September 24, 2018.

7. Share Capital

The Company had 51,893,132 registered common shares as of September 30, 2018, with a par value of CHF 0.03 per share, which includes 30,717 shares of unvested unissued restricted common shares and 307,936 treasury shares which are legally outstanding but not considered outstanding for accounting purposes.

Conditional Capital Reserved for Future Issuance

The Company had the following conditional capital reserved for future issuance:

	As of
Conditional Capital	September 30, 2018	December 31, 2017
Unvested unissued restricted stock	—	166,667
Outstanding stock options	6,698,579	6,262,339
Reserved for future issuance under stock option plans (1)	7,489,409	4,657,700
Shares available for bonds and similar debt instruments	4,919,700	4,919,700
Shares available for employee purchase plans	413,226	413,226
Total	19,520,914	16,419,632

(1)

The Company’s Board of Directors and shareholders approved an increase in the number of common shares reserved for issuance under the Company’s Amended and Restated 2016 Stock Option and Incentive Plan of 2,012,684 shares in May 2017, and the Company’s Board of Directors approved an additional increase to the number of common shares reserved for issuance under the Company’s 2018 Stock Option and Incentive Plan of an additional 4,000,000 shares in May 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$3,999	$2,420	$12,081	$6,095
General and administrative	4,056	2,448	9,879	5,799
Loss from equity method investment	1,012	359	3,256	1,310
Total	$9,067	$5,227	$25,216	$13,204

Grant-Date Fair Value

The Company estimated the fair value of each employee and non-employee stock option award using the Black-Scholes option-pricing model based on the following assumptions:

	Nine Months Ended September 30,
	2018	2017
Employees:
Weighted average expected volatility	71.9%	72.6%
Expected term (in years)	6.0	6.0
Risk free interest rate	2.4%-2.9%	1.8-2.3%
Expected dividend yield	0.0%	0.0%

The fair value of the restricted stock awards was determined based on the fair value of the common shares on the grant date. Non-employee stock option and restricted stock awards, including those granted to employees of Casebia, were marked-to-market at each reporting period through June 30, 2018, the last period prior to the adoption of ASU 2018-07. All future expense related to these awards will be recorded based on the fair value measured as of June 30, 2018.

Share Based Payment Activity

Stock Option Awards

The following table summarizes stock option activity for employees and non-employees (intrinsic value in thousands):

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	6,262,339	$13.24	8.8	$64,120
Granted	2,029,497	$52.86
Exercised	(870,213)	$11.07
Cancelled or forfeited	(723,044)	$19.10
Outstanding at September 30, 2018	6,698,579	$24.89	8.6	$147,659
Exercisable at September 30, 2018	2,104,857	$14.28	8.0	$64,661
Vested or expected to vest at September 30, 2018 (1)	6,698,579	$24.89	8.6	$147,659

(1)	Represents the number of vested options at September 30, 2018 plus the number of unvested options expected to vest in the future.

As of September 30, 2018, total unrecognized compensation expense related to stock options was $90.6 million which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

During the nine months ended September 30, 2018 and 2017, the Company granted options to purchase 0 and 60,000 common shares, respectively, subject to performance-based vesting conditions.

During 2017, the Company also granted 150,000 stock options with market-based vesting conditions in which the recipient is eligible to receive between zero and 150,000 options to purchase common shares at the end of a four-year service period based upon achieving a specified average stock price.  As of September 30, 2018, no options to purchase common shares subject to market-based vesting conditions were vested; however 150,000 options were earned as the specified average stock price limits were achieved.

In May 2018, the Company modified the terms of certain options held by a departing employee. The modification resulted in $2.2 million in stock-based compensation expense recorded during the nine months ended September 30, 2018.

Restricted Stock Awards

The following table summarizes restricted stock activity for employees and non-employees during the nine months ended September 30, 2018:

	Reflected as outstanding upon vesting	Reflected as outstanding upon grant date	Total	Weighted- Average Grant Date Fair Value
Unvested restricted common shares as of December 31, 2017	157,515	208,886	366,401	$8.49
Granted	89,000	—	89,000	55.84
Vested	(67,631)	(168,613)	(236,244)	7.69
Cancelled or forfeited	—	(40,273)	(40,273)	3.52
Unvested restricted common shares as of September 30, 2018	178,884	—	178,884	$33.98

During the nine months ended September 30, 2018, the total fair value of vested restricted common shares was $10.9 million. As of September 30, 2018, total unrecognized compensation expense related to unvested restricted common shares was $5.3 million which the Company expects to recognize over a remaining weighted-average period of 1.7 years.

9. Income Taxes

During the three and nine months ended September 30, 2018, the Company recorded an income tax provision of $0.1 million and $0.3 million, respectively, representing an effective tax rate of -0.3% and -0.3%, respectively. During the three and nine months ended September 30, 2017, the Company recorded an income tax provision of $0.7 million and $1.3 million, respectively, representing an effective tax rate of -2.9%, and -2.0%, respectively. The income tax provision is primarily attributable to the year-to-date pre-tax income earned by the Company’s U.S. subsidiary. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings and losses that are not benefited. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable. As a result, the Company has not recognized a tax benefit related to losses generated in Switzerland in the current periods.

As disclosed in the Company’s Annual Report, the Company recorded provisional amounts in its 2017 financial statements to reflect the federal, state and foreign impacts of the Tax Cuts and Jobs Act of 2017 (the “Act”).  These amounts remain provisional and subject to Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (“SAB 118”) as of September 30, 2018.  There have been no changes to the provisional amounts recorded in the 2017 financial statements during the three and nine months ended September 30, 2018.

10. Related Party Transactions

The Company is a party to intellectual property license agreements with Dr. Charpentier. During the three and nine months ended September 30, 2018 and 2017, the Company did not record any sublicensing fees due to Dr. Charpentier in research and development expense related to the Bayer Joint Venture Agreement.

Refer to Note 6, “Joint Venture with Bayer Healthcare LLC”, for discussion of transactions with Casebia, a related party.

11. Subsequent Events

Refer to Note 6 for discussion of changes in the fair value of the liability arising from the ViaCyte Collaboration Agreement.

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (https://crisprtx.gcs-web.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

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

In September 2018, we completed an offering of 4,210,526 common shares, which were sold at a price to the public of $47.50 per share. This offering resulted in $187.6 million of net proceeds to us. The underwriting discount of $12.0 million and other expenses of $0.4 million related to the equity offering were recorded as an offset to additional paid-in capital.

In addition, $3.1 million of stamp taxes on the issuance proceeds from the January and September offerings were recorded as an offset to additional paid in capital.

In August 2018, the Company repurchased 64,211 shares of restricted common stock from former employees for less than $0.1 million.

All of our revenue to date has been collaboration revenue. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. As of September 30, 2018, we had $487.3 million in cash and an accumulated deficit of $244.0 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct preclinical studies enabling clinical trial applications and initiate clinical trials for our most advanced product candidates which are from our hemoglobinopathy program targeting both beta thalassemia and sickle cell disease; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property portfolio, further develop our gene editing platform; hire additional research, clinical and scientific personnel; acquire or in license other technologies; and incur additional costs associated with operating as a public company.

Collaboration Agreement, Joint Development and Commercialization Agreement- Vertex

In October 2015, we entered into a strategic research collaboration agreement with Vertex focused on the development of CRISPR/Cas9-based therapies. Under the terms of our agreement, we received an upfront, nonrefundable payment of $75.0 million and $30.0 million in convertible loan proceeds.

In December 2017, we and Vertex entered into an amendment to the collaboration agreement (“Amendment”). The Amendment, among other things, modified certain definitions and provisions of the Collaboration Agreement to make them consistent with the Joint Development Agreement (“JDA”) and clarified how many options are exercised (or deemed exercised) in connection with certain targets specified under the collaboration agreement. The Amendment also amended other provisions of the collaboration agreement, including the expiration terms of the collaboration agreement.

In December 2017, we entered into the JDA with Vertex for the development and commercialization of CTX001. The initial focus of the JDA centers on developing CTX001 for beta-thalassemia and SCD. The net profits and net losses, as applicable, incurred under the JDA will be shared equally between us and Vertex.

We obtained Clinical Trial Application, or CTA, approvals in multiple countries for both beta-thalassemia and sickle cell disease (SCD) trials and we and Vertex continue to work closely with various global regulatory authorities in these and other countries. In April 2018, we and Vertex submitted an Investigational New Drug application (“IND”) for CTX001 to the U.S. Food and Drug Administration (the “FDA”) to support the planned initiation of a Phase 1/2 trial in the U.S. in adult patients with SCD.  In May 2018, the FDA placed a clinical hold on the IND for CTX001 for the treatment of SCD pending the resolution of certain questions as part of its review of the IND.  On October 10, 2018, we and Vertex announced that the FDA has lifted the clinical hold and accepted the IND for CTX001 for the treatment of sickle cell disease. We and Vertex are currently enrolling patients with transfusion dependent β-thalassemia in a Phase 1/2 trial in β-thalassemia in Europe. CTX001 is an investigational autologous gene-edited hematopoietic stem cell therapy for patients suffering from severe hemoglobinopathies.

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

Collaboration Agreement- ViaCyte

On September 17, 2018, we entered into a research collaboration agreement ("ViaCyte Collaboration Agreement") with ViaCyte, Inc. (“ViaCyte”) focused on the discovery, development, and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes. Under the terms of the ViaCyte Collaboration Agreement, we and ViaCyte will jointly seek to develop an immune-evasive stem cell line as a first step on the path to an allogeneic stem-cell derived product.  Upon successful completion of these studies and identification of a product candidate, we and ViaCyte will jointly assume responsibility for further development and commercialization worldwide.

Upon execution of the agreement, ViaCyte was entitled to receive $15.0 million from us that will be paid in two installments either in cash or in common shares at the Company’s option. On September 24, 2018, we issued 165,636 common shares to ViaCyte which had a fair value of $7.5 million. The remaining amount will be paid in common shares or cash upon the close of market on the first business day after we file our Quarterly Report on Form 10-Q for the three months ending September 30, 2018. The agreement includes certain provisions such that in the event ViaCyte sells shares received from us for less than $15.0 million in combined net proceeds, we will owe ViaCyte the deficient amount. In the event ViaCyte sells shares received from us for greater than $15.0 million in combined net proceeds, ViaCyte will owe us the surplus amount. ViaCyte has the option, under certain circumstances, to receive an additional $10.0 million from us in the form of a convertible promissory note at fair value. The ViaCyte Collaboration Agreement may remain in force for up to six years.

Financial Overview

Revenue

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the three and nine months ended September 30, 2018, we recognized $0.6 million and $3.0 million, respectively, of revenue related to our collaboration arrangement with Vertex and Casebia. During the three and nine months ended September 30, 2017, we recognized $2.4 million and $8.7 million, respectively, of revenue related to our collaboration agreements with Vertex and Casebia. As of September 30, 2018, we had not received any milestone or royalty payments under the Vertex collaboration agreement. For additional information about our revenue recognition policy, see Note 2 “Summary of Significant Accounting Policies”.

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

Results of Operations

Comparison of three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the dollar change in those items:

	Three Months Ended September 30,		Period to Period
	2018	2017	Change
	(in thousands)
Collaboration revenue	$563	$2,387	$(1,824)
Operating expenses:
Research and development	39,820	17,845	21,975
General and administrative	10,175	8,112	2,063
Total operating expenses	49,995	25,957	24,038
Loss from operations	(49,432)	(23,570)	(25,862)
Other expense, net	(1,142)	(430)	(712)
Net loss before income taxes	(50,574)	(24,000)	(26,574)
Provision for income taxes	(137)	(707)	570
Net loss	$(50,711)	$(24,707)	$(26,004)

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2018, was $0.6 million, compared to $2.4 million for the three months ended September 30, 2017. The decrease of approximately $1.8 million was due to us entering into the JDA with Vertex in December 2017. This resulted in more research being conducted under the cost sharing arrangement included within the JDA. Please refer to Note 2 for further information.

Research and Development Expenses

Research and development expenses were $39.8 million for the three months ended September 30, 2018, compared to $17.8 million for the three months ended September 30, 2017. The increase of approximately $22.0 million was primarily attributable to the following increases: $15.0 million of expenses related to the ViaCyte Collaboration Agreement, $2.6 million of variable research and development costs and license fees, $1.6 million of employee stock based compensation costs and $2.4 million of employee-related costs. Total research and development expenses include $0.1 million related to the collaboration agreement with Vertex and $5.0 million associated with the JDA, which is net of $3.7 million for costs reimbursed by Vertex, for the three months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the three months ended September 30, 2018, compared to $8.1 million for the three months ended September 30, 2017. The increase of approximately $2.1 million was primarily attributable to an increase of $1.6 million of employee stock based compensation costs.

Other Expense, Net

Other expense, net, was $1.1 million of expense for the three months ended September 30, 2018, compared to $0.4 million of expense for the three months ended September 30, 2017.  The increase was primarily due to an increase in the loss from equity method investment from stock based compensation awards granted to employees of Casebia. Other expense for the three months ended September 30, 2018 includes $0.1 million of expense related to the change in fair value of the derivative liability issued under the ViaCyte Collaboration Agreement.

Comparison of nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the dollar change in those items:

	Nine Months Ended September 30,		Period to Period
	2018	2017	Change
	(in thousands)
Collaboration revenue	$3,009	$8,672	$(5,663)
Operating expenses:
Research and development	84,972	49,770	35,202
General and administrative	31,752	24,522	7,230
Total operating expenses	116,724	74,292	42,432
Loss from operations	(113,715)	(65,620)	(48,095)
Other (expense) income, net	(3,357)	(1,548)	(1,809)
Net loss before income taxes	(117,072)	(67,168)	(49,904)
Provision for income taxes	(319)	(1,330)	1,011
Net loss	$(117,391)	$(68,498)	$(48,893)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2018 was $3.0 million, compared to $8.7 million for the nine months ended September 30, 2017. The decrease of $5.7 million was due to us entering into the JDA with Vertex in December 2017. This resulted in more research being conducted under the cost sharing arrangement included within the JDA. Please refer to Note 2 for further information.

Research and Development Expenses

Research and development expenses were $85.0 million for the nine months ended September 30, 2018, compared to $49.8 million for the nine months ended September 30, 2017. The increase of approximately $35.2 million was primarily attributable to the following increases: $15.0 million of expenses related to the Viacyte Collaboration Agreement, $7.4 million of variable research and development costs and license fees, $5.8 million of employee stock based compensation costs, $6.0 million of employee-related costs, and $0.5 million of facility-related costs. Total research and development expenses include $0.5 million related to the collaboration agreement with Vertex and $14.5 million associated with the JDA, which is net of $10.4 million for costs reimbursed by Vertex, for the nine months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses were $31.8 million for the nine months ended September 30, 2018, compared to $24.5 million for the nine months ended September 30, 2017. The increase of $7.2 million was primarily due to the following increases: $4.1 million of employee stock based compensation costs, $2.4 million in intellectual property costs, $1.4 million in employee-related costs. The increases were offset by a reduction of $0.3 million in professional and consulting expenses and $0.3 million of facility-related costs.

Other (Expense) Income, Net

Other (expense) income, net was $3.4 million of expense for the nine months ended September 30, 2018, compared to $1.5 million of expense for the nine months ended September 30, 2017. The increase was primarily due to an increase in the loss from equity method investment from stock based compensation awards granted to employees of Casebia. Other expense for the nine months ended September 30, 2018 includes $0.1 million of expense related to the change in fair value of the derivative liability issued under the ViaCyte Collaboration Agreement.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of approximately $487.3 million of which approximately $481.7 million was held outside of the United States. In January 2018, we completed an offering of 5,750,000 common shares, which were sold at a price to the public of $22.75 per share. This offering resulted in $122.6 million of net proceeds to us. The underwriting discount of $7.8 million and other expenses of $0.4 million related to the equity offering were recorded as an offset to additional paid-in capital. In September 2018, we completed an offering of 4,210,526 common shares, which were sold at a price to the public of $47.50 per share. This offering resulted in $187.6 million of net proceeds to us. The underwriting discount of $12.0 million and other expenses of $0.4 million related to the equity offering were recorded as an offset to additional paid-in capital. In addition, $3.1 million of stamp taxes on the issuance proceeds from the January and September offerings were recorded as an offset to additional paid in capital. With our cash on hand as of September 30, 2018, we expect cash and cash equivalents to be sufficient to fund its current operating plan through at least the next 24 months. As of September 30, 2018, our funds were held in non-interest-bearing deposit accounts.

In August 2018, the Company entered into an At-The-Market (“ATM”) sales agreement with Jefferies, under which it may offer and sell from time to time common shares having aggregate gross proceeds of up to $125.0 million. We have not yet issued or sold any securities under this sales agreement. We have incurred $0.2M in costs related to this sales agreement, which are included in other current assets as of September 30, 2018 and will be offset against future offering proceeds.

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

Cash Flows

The following table provides information regarding our cash flows for each of the period below:

	Nine Months Ended September 30,		Period to Period
	2018	2017	Change
	(in thousands)
Net cash and restricted cash used in operating activities	$(67,867)	$(55,251)	$(12,616)
Net cash used in investing activities	(1,773)	(8,109)	6,336
Net cash provided by financing activities	317,203	1,324	315,879
Effect of exchange rate changes on cash	(15)	39	(54)
Net increase (decrease) in cash and restricted cash	$247,548	$(61,997)	$309,545

Net Cash Used in Operating Activities

Net cash used in operating activities was $67.9 million for the nine months ended September 30, 2018 as compared to $55.3 million for the nine months ended September 30, 2017. The net cash used in operating activities for the nine months ended September 30, 2018 primarily consisted of a net loss of $117.4 million adjusted for non-cash items (including equity-based compensation expense of $22.0 million, depreciation and amortization expense of $2.6 million, a loss from an equity method investment of $3.3 million, expense of $15.1 million under the ViaCyte Collaboration Agreement, $7.5 million of which was paid through the issuance of common shares during the period ended September 30, 2018, and $7.6 million of which is accrued as of September 30, 2018), a decrease in accounts receivable of $2.1 million, an increase in prepaid expenses and other assets of $2.5 million, an increase in accounts payable and accrued expenses of $8.0 million, a decrease of $0.5 million in deferred rent and a decrease in deferred revenue of $0.3 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $1.8 million as compared to $8.1 million for the nine months ended September 30, 2017. The net cash used in investing activities for the nine months ended September 30, 2018 consisted primarily of purchases of property and equipment for use in research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $317.2 million, compared with $1.3 million for the nine months ended September 30, 2017. The net cash provided by financing activities for the nine months ended September 30, 2018 consisted of proceeds from the issuance of common shares in an offering in January of 2018 which resulted in $122.6 million of net proceeds to the Company, proceeds from the issuance of common shares in an offering in September of 2018 which resulted in $187.6 million of net proceeds to the Company, as well as exercises of stock options. In addition, $3.1 million of stamp taxes on the issuance proceeds from the January and September offerings were recorded as an offset to additional paid in capital.

Contractual Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described in Note 6 to the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Exchange Market Risk

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Swiss Franc and British Pound, against the U.S. dollar. The current exposures arise primarily from cash, accounts payable, and intercompany receivables and payables. Changes in foreign exchange rates affect our consolidated statement of operations and distort comparisons between periods. We do not engage in any foreign exchange rate hedging activities and therefore we are subject to foreign currency impacts. Based on our foreign currency exchange rate exposures at September 30, 2018, a hypothetical 10% adverse fluctuation in exchange rates would not have a material impact on the consolidated financial statements.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In April 2017, UC appealed the PTAB decision to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit. In the appeal, UC asked the court to review and reverse the PTAB’s February 2017 decision, which terminated the interference without determining which inventors actually invented the use of the CRISPR/Cas9 genome editing technology in eukaryotic cells. The Federal Circuit conducted a hearing on the appeal on April 30, 2018. On September 10, 2018, the Federal Circuit affirmed the PTAB’s decision to terminate the interference proceeding.

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

Item 2. Unregistered Sales of Equity Securities.

During the period between January 1, 2018 and September 30, 2018, we issued to Casebia employees options to purchase an aggregate of 6,000 common shares at a weighted-average exercise price of $50.14 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our Company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Association of CRISPR Therapeutics AG, dated May 30, 2018.
10.1†	Research Collaboration Agreement by and between CRISPR Therapeutics AG and ViaCyte, Inc., dated as of September 17, 2018.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

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

CRISPR Therapeutics AG

Dated: November 7, 2018	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2018	By:	/s/ Michael Tomsicek
Michael Tomsicek
Chief Financial Officer
(Principal Financial Officer)