Form 10-Q
period 2019-06-30
CRISPR Therapeutics AG
filed 2019-07-29
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-37923

CRISPR THERAPEUTICS AG

(Exact name of Registrant as specified in its charter)

Switzerland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Baarerstrasse 14 6300 Zug, Switzerland	Not Applicable
(Address of principal executive offices)	(zip code)

+41 (0)41 561 32 77

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, CHF 0.03 par value	CRSP	NASDAQ Stock Market LLC

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

As of July 25, 2019, there were 54,662,539 shares of registrant’s common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$427,885	$456,649
Accounts receivable, including related party amounts of $321 and $88 as of June 30, 2019 and December 31, 2018, respectively	321	88
Prepaid expenses and other current assets, including related party amounts of $3,318 and $3,417 as of June 30, 2019 and December 31, 2018, respectively	10,267	9,658
Total current assets	438,473	466,395
Property and equipment, net	20,156	18,500
Intangible assets, net	262	289
Restricted cash	3,915	3,163
Operating lease assets	30,770	—
Other non-current assets	669	669
Total assets	$494,245	$489,016
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,143	$5,069
Accrued expenses, including related party amounts of $3,312 and $1,700 as of June 30, 2019 and December 31, 2018, respectively	18,628	20,852
Accrued tax liabilities	542	402
Deferred rent	—	1,202
Operating lease liabilities	4,880	—
Other current liabilities	219	221
Total current liabilities	31,412	27,746
Deferred revenue non-current, including related party amounts of $57,730 and $57,780 as of June 30, 2019 and December 31, 2018, respectively	57,730	57,780
Deferred rent non-current	—	11,052
Operating lease liabilities, net of current portion	37,200	—
Other non-current liabilities	220	243
Total liabilities	126,562	96,821
Commitments and contingencies, see Note 4
Shareholders’ equity:
Common shares, CHF 0.03 par value, 55,445,241 and 52,183,139 shares authorized at June 30, 2019 and December 31, 2018, respectively, 53,756,046 and 52,160,798 shares issued at June 30, 2019 and December 31, 2018, respectively, 53,499,057 and 51,852,862 shares outstanding at June 30, 2019 and December 31, 2018, respectively, 23,948,128 and 20,498,996 shares in conditional capital at June 30, 2019 and December 31, 2018, respectively.	1,630	1,584
Treasury shares, at cost, 256,989 and 307,936 shares at June 30, 2019 and December 31, 2018, respectively	(57)	(57)
Additional paid-in capital	759,796	682,245
Accumulated deficit	(393,676)	(291,569)
Accumulated other comprehensive loss	(10)	(8)
Total shareholders' equity	367,683	392,195
Total liabilities and shareholders’ equity	$494,245	$489,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaboration revenue (1)	$318	$1,088	$646	$2,446
Operating expenses:
Research and development (2)	39,533	25,633	73,355	45,152
General and administrative	15,768	12,741	30,697	21,577
Total operating expenses	55,301	38,374	104,052	66,729
Loss from operations	(54,983)	(37,286)	(103,406)	(64,283)
Other income (expense):
Loss from equity method investment	(1,012)	(1,153)	(2,037)	(2,244)
Other income (expense), net	2,381	155	3,506	29
Total other income (expense), net	1,369	(998)	1,469	(2,215)
Net loss before income taxes	(53,614)	(38,284)	(101,937)	(66,498)
Provision for income taxes	(85)	(96)	(170)	(182)
Net loss	(53,699)	(38,380)	(102,107)	(66,680)
Foreign currency translation adjustment	(10)	(21)	(2)	(9)
Comprehensive loss	$(53,709)	$(38,401)	$(102,109)	$(66,689)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	$(53,699)	$(38,380)	$(102,107)	$(66,680)
Net loss per share attributable to common shareholders—basic and diluted	$(1.01)	$(0.82)	$(1.94)	$(1.44)
Weighted-average common shares outstanding used in net loss per share attributable to common shareholders—basic and diluted	53,188,041	46,842,316	52,643,649	46,362,538

(1) Including the following revenue from a related party, see Notes 6 & 11:	$318	$881	$646	$1,963
(2) Including the following research and development expense with a related party, see Notes 6 & 11:	$6,870	$1,246	$14,459	$2,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data)

	Common Shares		Treasury Shares				Accumulated
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	40,592,248	1,240	444,873	—	312,018	(125,440)	14	187,832
Cumulative effect of ASC 606 adoption	—	—	—	—	—	(1,148)	—	(1,148)
Issuance of common shares, net of issuance costs of $8.2 million	5,750,000	174	—	—	122,423	—	—	122,597
Vesting of restricted shares	10,042	—	—	—	13	—	—	13
Exercise of vested options	328,525	9	(6,253)	—	2,647	—	—	2,656
Stock-based compensation expense	—	—	—	—	6,673	—	—	6,673
Other comprehensive loss	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	(28,300)	—	(28,300)
Balance at March 31, 2018	46,680,815	$1,423	438,620	$—	$443,774	$(154,888)	$26	$290,335
Issuance of common shares, net of issuance costs of $0.0M	—	—	—	—	—	—	—	-
Vesting of restricted shares	10,043	1	—	—	13	—	—	14
Exercise of vested options	380,977	11	(29,259)	(50)	3,768	—	—	3,729
Stock-based compensation expense	—	—	—	—	9,477	—	—	9,477
Other Comprehensive loss	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	(38,380)	—	(38,380)
Balance at June 30, 2018	47,071,835	$1,435	409,361	$(50)	$457,032	$(193,268)	$5	$265,154

Balance at December 31, 2018	51,852,862	1,584	307,936	(57)	682,245	(291,569)	(8)	392,195
Issuance of common shares, net of issuance costs of $1.2 million	631,580	—	—	—	23,472	—	—	23,472
Vesting of restricted shares	9,288	—	—	—	15	—	—	15
Exercise of vested options	141,915	5	—	—	1,827	—	—	1,832
Stock-based compensation expense	—	—	—	—	10,696	—	—	10,696
Other comprehensive loss	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	(48,408)	—	(48,408)
Balance at March 31, 2019	52,635,645	1,589	307,936	(57)	718,255	(339,977)	—	379,810
Issuance of common shares, net of issuance costs of $1.3 million	732,108	40	(47,297)	—	28,074	—	—	28,114
Vesting of restricted shares	12,317	1	—	—	15	—	—	16
Exercise of vested options	118,987	—	(3,650)	—	1,254	—	—	1,254
Stock-based compensation expense	—	—	—	—	12,198	—	—	12,198
Other comprehensive loss	—	—	—	—		—	(10)	(10)
Net loss	—	—	—	—		(53,699)	—	(53,699)
Balance at June 30, 2019	53,499,057	1,630	256,989	(57)	759,796	(393,676)	(10)	367,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(102,107)	$(66,680)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,010	1,691
Equity-based compensation	20,857	13,906
Loss from equity method investment	2,037	2,244
Other income, non-cash	—	(169)
Changes in:
Accounts receivable	(233)	1,682
Prepaid expenses and other assets	(1,399)	(3,804)
Accounts payable and accrued expenses	(849)	3,764
Deferred revenue	(50)	(244)
Deferred rent	—	(381)
Operating lease assets and liabilities	(391)	—
Other liabilities, net	6	88
Net cash used in operating activities	(80,119)	(47,903)
Investing activities:
Purchase of property and equipment	(3,271)	(1,078)
Net cash used in investing activities	(3,271)	(1,078)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	52,294	122,597
Proceeds from exercise of options	3,086	6,433
Repurchase of treasury shares	—	(50)
Net cash provided by financing activities	55,380	128,980
Effect of exchange rate changes on cash	(2)	(9)
(Decrease) increase in cash	(28,012)	79,990
Cash, cash equivalents and restricted cash, beginning of period	459,812	242,912
Cash, cash equivalents and restricted cash, end of period	$431,800	$322,902
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$702	$125
Equity issuance costs in accounts payable and accrued expenses	$477	$—

	As of June 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2019	2018
Cash and cash equivalents	$427,885	$319,737
Restricted cash	3,915	3,165
Cash, cash equivalents and restricted cash at end of period	431,800	322,902

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and six month interim periods ended June 30, 2019 and 2018.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018, which are contained in the 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses and equity-based compensation expense. The Company bases its estimates on historical experience and various other assumptions, including, in certain circumstances, future projections that management believes to be reasonable. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on February 25, 2019, except with respect to the Company’s lease accounting policy noted within the “Recently adopted accounting standards” section below.

Recently Adopted Accounting Standards

The Company adopted ASC 842, Leases (“ASC 842”), using the required modified retrospective approach, effective January 1, 2019. The Company chose to apply the transition provisions as of the period of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected the practical expedient not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and the practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The adoption of the new standard resulted in the recording net lease assets and lease liabilities of $26.1 million and $37.6 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities is primarily due to the change in classification of lease incentives from liabilities to a reduction in our net lease assets. The standard had no impact on our net loss or cash flows.

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

2. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Computer equipment	$585	$443
Furniture, fixtures and other	2,555	2,453
Laboratory equipment	10,157	8,964
Leasehold improvements	14,937	13,776
Construction work in process	1,280	239
Total property and equipment, gross	29,514	25,875
Accumulated depreciation	(9,358)	(7,375)
Total property and equipment, net	$20,156	$18,500

Depreciation expense for the three and six months ended June 30, 2019 was $1.0 million and $2.0 million, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $0.9 million and $1.7 million, respectively.

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Payroll and employee-related costs	$5,604	$7,321
Research costs	9,266	7,973
Licensing fees	—	625
Professional fees	2,096	1,848
Intellectual property costs	1,164	2,193
Accrued property and equipment	387	294
Other	111	598
Total	$18,628	$20,852

4. Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of those proceedings and claims cannot be predicted with certainty, the Company is not party to any legal or arbitration proceedings that may have significant effects on its financial position. It is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to it or its subsidiaries or has a material interest adverse to it or its subsidiaries.

As disclosed in its Current Report on Form 8-K filed with the SEC on June 26, 2019, on June 25, 2019, the Company received notification that the United States Patent and Trademark Office initiated an interference proceeding at the Patent Trial and Appeal Board (the “PTAB”) between certain pending U.S. patent applications co-owned by the University of California, the University of Vienna and Dr. Emmanuelle Charpentier (collectively, the “CVC Group”) and certain patents and a patent application currently owned by the Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College (individually and collectively, the “Broad”), all of which are related to the single guide format of CRISPR/Cas9 genome editing technology in eukaryotic cells. The Company has an exclusive worldwide license in the field of human therapeutics to Dr. Charpentier’s rights as a co-owner of the CVC Group portfolio. Specifically, the PTAB has declared Patent Interference No. 106,115 between the CVC Group’s pending U.S. Patent Application Nos. 15/947,680; 15/947,700; 15/947,718; 15/981,807; 15/981,808; 15/981,809; 16/136,159; 16/136,165; 16/136,168; and 16/136,175, and the Broad’s U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; 9,840,713, and U.S. Patent Application No. 14/704,551.

Letters of Credit

As of June 30, 2019, the Company had restricted cash of $3.9 million representing letters of credit securing the Company’s obligations under certain leased facilities in Cambridge, Massachusetts, as well as certain credit card arrangements. The letters of credit are secured by cash held in a restricted depository account. The cash deposit is recorded in restricted cash in the accompanying consolidated balance sheet as of June 30, 2019.

Research Agreements

The Company has engaged several research institutions and companies to identify new delivery strategies and applications of its gene-editing technology. The Company is also a party to a number of research license agreements which require significant upfront payments, future royalty payments and potential milestone payments from time to time, as well as intellectual property agreements, which require maintenance and milestone payments from time to time.  In association with these agreements, the Company has committed to making payments of $1.7 million and $2.1 million in 2019 and 2020, respectively. For the three and six months ended June 30, 2019, the Company paid $0.5 million and $2.2 million, respectively, related to these research agreements.

The Company is also a party to a number of manufacturing agreements that require upfront payments for the future performance of services.  In connection with these agreements, the Company paid $2.8 million in upfront payments, which were recorded as prepaid expenses as of June 30, 2019. The Company will amortize the prepaid balance as services are performed.

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

In May 2016, the Company entered into a sublease agreement for its primary office and research facility in Cambridge, Massachusetts, with a commencement date of December 23, 2016 (the “2016 Sublease”). The sublease expires in December 2026, and the Company has an option to extend the term of sublease for an additional five-year period if, at the time of expiration of the initial term, the sublessor does not intend to utilize the space for itself or its affiliates. The 2016 Sublease contains escalating rent clauses which require higher rent payments in future years. With the adoption of ASC 842, the Company has recorded a right-of-use asset and corresponding lease liability. The right-of-use asset and corresponding lease liability does not include the additional five-year period under the option.

In May 2019, the Company entered into a lease agreement for the lease of approximately 15,877 square feet of office facility space with a commencement date of June 1, 2019 (the “2019 Lease”). The lease expires in November 2026, and the Company has an option to extend the term of the lease for an additional five-year period based on certain conditions within the Company’s control. The 2019 Lease contains escalating rent clauses which require higher rent payments in future years. At lease commencement, the Company recorded a right-of-use asset and corresponding lease liability. The right-of-use asset and corresponding lease liability does not include the additional five-year period under the option.

In addition, the Company rents certain office space in Zug, Switzerland, on a short-term basis for which a right-of-use asset and liability are not recorded, in accordance with the practical expedient elected.

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

The following table summarizes the lease assets and liabilities as of June 30, 2019 (in thousands):

As of June 30, 2019
Assets
Operating lease assets	$30,770
Total lease assets	30,770
Liabilities
Current
Operating lease liabilities	4,880
Non-current
Operating lease liabilities, net of current portion	37,200
Total lease liabilities	$42,080

The following table summarizes operating lease costs included in research and development and general and administrative expense, as well as sublease income for the three and six months ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease costs	$1,904	$3,726
Short-term lease costs	1,123	2,261
Variable lease costs	683	1,413
Sublease income	—	(525)
Net lease cost	$3,710	$6,875

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of June 30, 2019 (in thousands):

Total
2019	$4,419
2020	8,566
2021	8,507
2022	7,345
2023	7,362
Thereafter	23,254
Total	$59,453
Present value adjustment	(17,373)
Present value of lease liabilities	$42,080

The following table summarizes the lease term and discount rate as of June 30, 2019:

As of June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.0
Weighted-average discount rate
Operating leases	9.8%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 (in thousands):

Six months ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities	$3,940
Operating cash flows from operating leases	$3,940

6. Significant Contracts

Collaboration Agreement with and Joint Development Agreement with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries

Summary of Agreement

On October 26, 2015, the Company entered into a strategic collaboration, option and license agreement (the “2015 Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries (“Vertex”). The 2015 Collaboration Agreement is focused on the use of the Company’s CRISPR/Cas9 gene editing technology to discover and develop potential new treatments aimed at the underlying genetic causes of human disease. On December 12, 2017, the Company and Vertex entered into Amendment No. 1 to the 2015 Collaboration Agreement (“Amendment No. 1”) and the Joint Development Agreement (the “JDA”). Amendment No. 1, among other things, modified certain definitions and provisions of the 2015 Collaboration Agreement to make them consistent with the JDA and clarified how many options are exercised (or deemed exercised) in connection with certain targets specified under the 2015 Collaboration Agreement. Amendment No. 1 also amended other provisions of the 2015 Collaboration Agreement, including the expiration terms.

In connection with the 2015 Collaboration Agreement, Vertex made a nonrefundable upfront payment of $75.0 million. Under the 2015 Collaboration Agreement, Vertex will fund the discovery activities conducted pursuant to the agreement while retaining options to co-exclusive and exclusive licenses. In December 2017, upon execution of the JDA and Amendment No. 1, Vertex exercised its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets. As such, for potential hemoglobinopathy treatments, including treatments for sickle cell disease, the Company and Vertex will share equally all research and development costs and worldwide revenues. For other targets that Vertex elects to license, Vertex will lead development and global commercialization activities. For each of up to four remaining targets that Vertex elects to license, the Company has the potential to receive up to $420.0 million in development, regulatory and commercial milestones and royalties on net product sales.

In connection with the JDA, the Company received a $7.0 million up-front payment from Vertex and is eligible for a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate. The net profits and net losses, as applicable, incurred under the JDA will be shared equally between the Company and Vertex.

Accounting for the 2015 Collaboration Agreement, Amendment No. 1 and JDA

The arrangements include components of a customer-vendor relationship and collaborative arrangements as defined under ASC 808, Collaborative Arrangements. The Company applies the guidance of ASC 606, Revenue from Contracts with Customers (“ASC 606”) by analogy to the vendor-customer performance obligations of the 2015 Collaboration Agreement and the performance obligations of the JDA subject to ASC 606 as outlined below. The Company applies the guidance of ASC 808 to those elements in which there is a collaboration relationship in which both parties share equally in the risks and rewards of the research and development as outlined below.

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

The selling price of each performance obligation was determined based on the Company’s estimated standalone selling price (the “ESSP”). The Company developed the ESSP for all the performance obligations included in the 2015 Collaboration Agreement and JDA with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The ESSP for material rights was determined based on the incremental discount given to Vertex based on the ESSP of the four remaining exclusive licenses and the exercise price paid at the time of exercise.

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

The Company recognized $0.1 million and $0.2 million of revenue related to the collaboration with Vertex for the three and six months ended June 30, 2019, respectively. The Company recognized $0.2 million and $0.4 million of revenue related to the collaboration with Vertex for the three and six months ended June 30, 2018. As of June 30, 2019, there was $57.7 million of non-current deferred revenue related to the collaboration with Vertex compared to $57.8 as of December 31, 2018. The transaction price allocated to the remaining performance obligations is $57.8 million.  The remaining performance obligations will be recognized as follows: four material rights to obtain an exclusive commercialization and development license at a point in time, upon exercise; and the non-exclusive research license ratably over/within the remaining research term. As of June 30, 2019, the remaining amount to be recognized for the non-exclusive research license is not significant. R&D Services are recognized as invoiced under the practical expedient and, as such, are not disclosed within the remaining performance obligation balance.

Milestones under the 2015 Collaboration Agreement

The Company evaluated the milestones that may be received in connection with the 2015 Collaboration Agreement and JDA. The first potential milestone the Company will be entitled to receive is the milestone in the JDA to receive a one-time low seven-digit milestone payment upon the dosing of a second patient in a clinical trial with the initial shared product and was fully constrained as of

June 30, 2019. The remaining milestones are predominately related to the development and commercialization of a product resulting from the arrangement and are payable with respect to each selected exclusive license which have yet to be exercised and are not currently included in the determination of the transaction price. Each milestone is payable only once per collaboration target, regardless of the number of products directed to such collaboration target that achieve the relevant milestone event. There are nine remaining clinical development and regulatory approval milestones which may trigger proceeds of up to $90.0 million and $235.0 million, respectively, for each selected exclusive license, and two commercial milestones which may trigger proceeds of up to $75.0 million for each selected exclusive license (which, when combined with the $10.0 million due upon exercise of the exclusive option and the $10.0 million development milestone associated with an Investigational New Drug- enabling application, total $420.0 million for each selected Exclusive License), as follows:

Developmental Milestone Events

1.	Initiation of the first Clinical Trial of a Product;
2.	Establishment of Proof of Concept for a Product;
3.	Initiation of the first Phase 3 Clinical Trial of a Product;
4.	Acceptance of Approval Application by the U.S. Food and Drug Administration for a Product;
5.	Acceptance of Approval Application by the European Medicines Agency for a Product;
6.	Acceptance of Approval Application by a Regulatory Authority in Japan for a Product;
7.	Marketing Approval in the U.S. for a Product;
8.	Marketing Approval in the EU for a Product; and
9.	Marketing Approval in Japan for a Product.

Commercial Milestone Events

1.	Annual Net Sales for Products with respect to a Collaboration Target exceed $500 million; and
2.	Annual Net Sales for Products with respect to a Collaboration Target exceed $1.0 billion.

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

The Company recognized $6.6 million and $13.7 million of research and development expense related to the collaboration with Vertex for the three and six months ended June 30, 2019, respectively. The Company recognized $0.2 million and $0.4 million of research and development expense related to the collaboration with Vertex for the three and six months ended June 30, 2018, respectively. Research and development expense for the three and six months ended June 30, 2019 was net of $3.3 million and $7.8 million of reimbursements from Vertex, respectively. Research and development expense for the three and six months ended June 30, 2018 was net of $3.7 million and $6.9 million of reimbursements from Vertex, respectively.

Joint Venture with Bayer Healthcare LLC

On December 19, 2015, the Company entered into an agreement with Bayer Healthcare LLC and its subsidiaries (“Bayer”), to establish a joint venture to focus on the research the development of new therapeutics to cure blood disorders, blindness and congenital heart disease. On February 12, 2016, the Company and Bayer completed the formation of the joint venture entity, Casebia Therapeutics LLP (“Casebia”).  Bayer and the Company each received a 50% equity interest in the entity in exchange for their respective contributions to the entity. The Company contributed $0.1 million in cash and licensed its proprietary CRISPR/Cas9 gene editing technology and intellectual property for selected disease indications. Bayer contributed its protein engineering expertise and relevant disease know-how. Under the agreement, Casebia paid the Company $35.0 million in exchange for a worldwide, exclusive license to commercialize the Company’s gene-editing technology specifically for the indications covered by the license. There are no milestone, royalties or other payments due to the Company under this aspect of the agreement. The Company also entered into a separate services agreement with Casebia, under which the Company agreed to provide compensated research and development services.

During 2016, the Company recorded an equity method investment of $36.5 million equal to the fair value of the Company’s interest in Casebia and subsequently recorded unrealized equity method losses for the same amount. The Company has no further contractual obligations to provide cash financing to Casebia and accordingly, no additional losses have been recorded beyond the initial equity amount. Casebia’s net losses were $18.1 million and $32.3 million for the three and six months ended June 30, 2019, respectively. Casebia’s net losses were $13.5 million and $25.8 million for the three and six months ended June 30, 2018, respectively. Unrecognized equity method losses in excess of the Company’s equity investment in Casebia were $60.5 million and $45.3 million as of June 30, 2019 and December 31, 2018, respectively.

The remaining performance obligations include research and development services, which are recorded as revenue under ASC 606 and cost sharing activities with Casebia related to shared research and technology licenses are accounted for as a cost/profit sharing arrangement under ASC 808, with the related impact of the cost sharing included as research and development expense. During the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.4 million of revenue, respectively, related to the collaboration with Casebia. During the three and six months ended June 30, 2018, the Company recognized $0.9 million and $2.0 million of revenue, respectively, related to the collaboration with Casebia. During the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.7 million, respectively, of research and development expense related to the collaboration with Casebia. During the three and six months ended June 30, 2018, the Company recognized $1.2 million and $2.4 million, respectively, of research and development expense related to the collaboration with Casebia. During the three and six months ended June 30, 2019, the Company recognized a loss from equity method investment of $1.0 million and $2.0 million, respectively, related to stock-based compensation expense for Casebia employees. During the three and six months ended June 30, 2018, the Company recognized a loss from equity method investment of $1.2 million and $2.2 million, respectively, related to stock-based compensation expense for Casebia employees.

7. Share Capital

The Company had 55,445,241 authorized common shares as of June 30, 2019, with a par value of CHF 0.03 per share. Included in the authorized common shares as of June 30, 2019 are 5,586 shares of unvested restricted stock awards, 256,989 treasury shares which are legally outstanding but not considered outstanding for accounting purposes and 1,683,609 shares registered and reserved for future issuance. The Company had conditional capital reserved for future issuance of 19,028,428 common shares for employee benefit plans and 4,919,700 common shares for debt instruments as of June 30, 2019.  Under Swiss law, authorized share capital consisted of 25,134,003 common shares as of June 30, 2019.

At-the-Market Offering

In August 2018, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), under which Jefferies may offer and sell, from time to time, common shares having aggregate gross proceeds of up to $125.0 million. In the first quarter of 2019, the Company began to issue and sell securities under this sales agreement. During the three and six months ended June 30, 2019, the Company sold 732,108 and 1,363,688 common shares, respectively, for net cash proceeds of $28.5 million and $52.5 million, respectively, after deducting commission fees of $0.8 million and $1.6 million, respectively. In addition, the Company paid approximately $0.2 million in stamp taxes related to the securities issued and sold during the three- and six-month period ended June 30, 2019 and accrued an additional $0.5 million for stamp taxes as of June 30, 2019. The Company sold an additional 1,124,952 common shares under this agreement subsequent to June 30, 2019 through July 29, 2019, resulting in net cash proceeds of approximately $52.8 million, after deducting commission fees of approximately $1.2 million.

8. Stock-based Compensation

During the three and six months ended June 30, 2019 and 2018, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$5,913	$5,167	$10,875	$8,083
General and administrative	5,273	3,157	9,982	5,823
Loss from equity method investment	1,012	1,153	2,037	2,244
Total	$12,198	$9,477	$22,894	$16,150

Stock option activity

The following table summarizes stock option activity for the six months ended June 30, 2019 (intrinsic value in thousands):

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	6,689,311	$25.42	8.3	$68,572
Granted	1,948,773	$36.05
Exercised	(263,700)	$12.23
Cancelled or forfeited	(178,518)	$33.48
Outstanding at June 30, 2019	8,195,866	$28.19	8.3	$167,076
Exercisable at June 30, 2019	3,198,255	$19.51	7.5	$91,777
Vested and expected to vest at June 30, 2019	8,195,866	$28.19	8.3	$167,076

The Company estimated the fair value of each stock option award using the Black-Scholes option-pricing model based on the following assumptions:

	Six Months Ended June 30,
	2019	2018
Assumptions
Weighted-average expected volatility	69.3%	72.2%
Expected term (in years)	6.0	6.0
Risk-free interest rate	2.5%	2.7%
Expected dividend yield	0.0%	0.0%

As of June 30, 2019, total unrecognized compensation expense related to stock options was $104.3 million which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

In May 2018, the Company modified the terms of certain options held by a departing employee. The modification resulted in $2.2 million in stock-based compensation expense recorded during the period.

Restricted stock activity

The following table summarizes restricted stock activity for the six months ended June 30, 2019:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2018	327,342	$36.72
Granted	49,000	33.30
Vested	(24,339)	14.96
Cancelled or forfeited	(14,000)	38.33
Unvested balance as of June 30, 2019	338,003	$37.72

As of June 30, 2019, total unrecognized compensation expense related to unvested restricted common shares was $8.0 million which the Company expects to recognize over a remaining weighted-average vesting period of 1.35 years.

9. Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common shareholders by the weighted-average number of common share equivalents outstanding for the period, including any dilutive effect from outstanding stock options and warrants using the treasury stock method.

The following common share equivalents, presented on an as-converted basis, were excluded from the calculation of net loss per share for the periods presented due to their anti-dilutive effect (in common share equivalent shares):

	As of
	June 30, 2019	June 30, 2018
Outstanding options	8,195,866	6,617,181
Unvested restricted common shares	338,003	169,930
Total	8,533,869	6,787,111

10. Income Taxes

During the three and six months ended June 30, 2019, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively, representing an effective tax rate of -0.2% and -0.2%, respectively. During the three and six months ended June 30, 2018, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively, representing an effective tax rate of -0.3% and -0.3%, respectively. The income tax provision is primarily attributable to the year-to-date pre-tax income earned by the Company’s U.S. subsidiary. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings and losses that are not benefited. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable. As a result, the Company has not recognized a tax benefit related to losses generated in Switzerland in the current periods.

11. Related Party Transactions

In the fourth quarter of 2018, upon becoming an owner of record of more than 10% of the voting interest of the Company, Vertex became a related party under ASC 850, Related party disclosures. Refer to Note 6, “Collaboration Agreement with and Joint Development Agreement with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries” and “Joint Venture with Bayer Healthcare LLC” for discussion of transactions with Casebia and Vertex, related parties.

12. Subsequent Events

In June 2019, the Company and Vertex entered into a series of agreements, which closed on July 23, 2019.  The Company entered into a strategic collaboration and license agreement (the “2019 Collaboration Agreement”) with Vertex for the development and commercialization of products for the treatment of Duchenne Muscular Dystrophy (“DMD”) and Myotonic Dystrophy Type 1 (“DM1”). Under the terms of the 2019 Collaboration Agreement, the Company received an upfront, nonrefundable payment of $175 million. In addition, the Company is eligible to receive potential future payments of up to $825 million based upon the successful achievement of specified research, development, regulatory and commercial milestones for the DMD and DM1 programs.  The Company is also eligible to receive tiered royalties on future net sales on any products that may result from this collaboration. For the DMD program, Vertex is responsible for all research, development, manufacturing and commercialization activities and all related costs. For the DM1 program, the Company and Vertex will share research costs for specified guide RNA research to be conducted by the Company, and Vertex is responsible for all other research, development, manufacturing and commercialization costs. Upon Investigational New Drug application filing, the Company has the option to forego the DM1 milestones and royalties to co-develop and co-commercialize all DM1 products globally.

In connection with the execution of the 2019 Collaboration Agreement, the Company and Vertex entered into a second amendment to the 2015 Collaboration Agreement (“Amendment No. 2”). Among other things, Amendment No. 2 modified certain definitions and provisions of the 2015 Collaboration Agreement to make them consistent with the 2019 Collaboration Agreement and set forth the final number and identity of the collaboration targets under the 2015 Collaboration Agreement. The Company and Vertex agreed that one of the four remaining options under the 2015 Collaboration Agreement, as amended, would not be exercised; instead, the Company will conduct research and development activities for a specified target. Vertex will have the option to co-develop and co-commercialize the specified target and if Vertex does not exercise its option to do so within a specified time period, Vertex is eligible to receive potential specified research, development, regulatory and commercial milestones and tiered single-digit royalties on future net sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. These forward-looking statements, include, but are not limited to, statements about:

•	the safety, efficacy and clinical progress of our various clinical programs including CTX001® and CTX110TM;
•	the status of clinical trials, development timelines and discussions with regulatory authorities related to product candidates under development by us and our collaborators;
•

our intellectual property coverage and positions, including those of our licensors and third parties as well as the status and potential outcome of proceedings involving any such intellectual property;

•	the sufficiency of our cash resources; and
•	the therapeutic value, development, and commercial potential of CRISPR/Cas9 gene editing technologies and therapies.

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

Overview

We are a leading gene editing company focused on the development of CRISPR/Cas9-based therapeutics. CRISPR/Cas9 is a revolutionary gene editing technology that allows for precise, directed changes to genomic DNA. The application of CRISPR/Cas9 for gene editing was co-invented by one of our scientific founders, Dr. Emmanuelle Charpentier, who, along with her collaborators, published work elucidating how CRISPR/Cas9, a naturally occurring viral defense mechanism found in bacteria, can be adapted for use in gene editing. We are applying this technology to potentially treat a broad set of rare and common diseases by disrupting, correcting or regulating the genes related to such diseases. We believe that our scientific expertise, together with our approach, may enable an entirely new class of highly active and potentially curative therapies for patients for whom current biopharmaceutical approaches have had limited success.

Since our inception in October 2013, we have devoted substantially all of our resources to our research and development efforts, identifying potential product candidates, undertaking drug discovery and preclinical development activities, building and protecting our intellectual property estate, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred shares, common share issuances, convertible loans and collaboration agreements with strategic partners.

We have established a portfolio of therapeutic programs across a broad range of disease areas including hemoglobinopathies, oncology, regenerative medicine and rare diseases. We have begun clinical trials in the United States and Europe for CTX001, which is an investigational, autologous, gene-edited hematopoietic stem cell therapy for the treatment of transfusion-dependent beta thalassemia (“TDT”) and severe sickle cell disease. Additionally, we are developing our own portfolio of CAR-T cell product candidates based on our gene-editing technology. Earlier this year, the U.S. Food and Drug Administration (the “FDA”) approved our Investigational New Drug (“IND”) application for CTX110, our wholly-owned allogeneic CAR-T cell therapy targeting CD19+

malignancies. Additionally, we have clinical trial applications approved in various countries to conduct a Phase 1/2 trial of CTX110 and are currently enrolling patients.

All of our revenue to date has been collaboration revenue. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. As of June 30, 2019, we had $427.9 million in cash and cash equivalents and an accumulated deficit of $393.7 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; and incur additional costs associated with operating as a public company.

Collaboration Agreement, Joint Development and Commercialization Agreement- Vertex (CTX001)

In October 2015, we entered into a strategic research collaboration agreement (the “2015 Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries (“Vertex”) focused on the development of CRISPR/Cas9-based therapies. Under the terms of the 2015 Collaboration Agreement, we received an upfront, nonrefundable payment of $75.0 million and $30.0 million in convertible loan proceeds.

In December 2017, we entered into the Joint Development Agreement (“JDA”) with Vertex for the development and commercialization of CTX001. The initial focus of the JDA centers on developing CTX001 for transfusion-dependent beta thalassemia (“TDT”) and severe sickle cell disease (“SCD”). CTX001 is an investigational autologous gene-edited hematopoietic stem cell therapy for patients suffering from severe hemoglobinopathies. The net profits and net losses, as applicable, incurred under the JDA will be shared equally between us and Vertex.

In December 2017, we and Vertex entered into an amendment to the 2015 Collaboration Agreement (“Amendment No. 1”). Amendment No. 1, among other things, modified certain definitions and provisions of the 2015 Collaboration Agreement to make them consistent with the JDA and clarified how many options are exercised (or deemed exercised) in connection with certain targets specified under the 2015 Collaboration Agreement. Amendment No. 1 also amended other provisions of the 2015 Collaboration Agreement, including the expiration terms of the 2015 Collaboration Agreement.

In June 2019, we and Vertex entered into a second amendment to the 2015 Collaboration Agreement (“Amendment No. 2”). Among other things, Amendment No. 2 modified certain definitions and provisions of the 2015 Collaboration Agreement to make them consistent with the strategic collaboration and license agreement (the “2019 Collaboration Agreement”) and set forth the final number and identity of the collaboration targets under the 2015 Collaboration Agreement. We and Vertex agreed that one of the four remaining options under the 2015 Collaboration Agreement, as amended, would not be exercised; instead, we will conduct research and development activities for a specified target. Vertex will have the option to co-develop and co-commercialize the specified target and if Vertex does not exercise its option to do so within a specified time period, Vertex is eligible to receive potential specified research, development, regulatory and commercial milestones and tiered single-digit royalties on future net sales. Amendment No. 2 was not effective until after regulatory review, which occurred in July 2019.

We and Vertex are planning to conduct clinical trials for CTX001 in multiple countries for both beta thalassemia and severe sickle cell disease and we and Vertex continue to work closely with various global regulatory authorities in these and other countries.

We and Vertex are investigating CTX001 in a Phase 1/2 open-label clinical trial designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 18 to 35 with TDT, non-beta zero/beta zero subtypes. The first two patients in the trial will be treated sequentially and, pending data from these initial two patients, the trial will open for broader concurrent enrollment. The first patient has been treated with CTX001 in this trial. The trial is currently being conducted at multiple clinical trial sites in Canada and Europe. In addition, we and Vertex expanded the IND for CTX001 to include TDT. CTX001 was granted Fast Track Designation by the FDA for the treatment of TDT in April 2019. On July 29, 2019, we announced that the first patient treated with CTX001 in a Phase 1/2 clinical study of patients with TDT remains transfusion independent, greater than four months following engraftment.

We and Vertex are also investigating CTX001 in a Phase 1/2 open-label clinical trial designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 18 to 35 with severe SCD. Similar to the trial in TDT, the first two patients in the trial will be treated sequentially and, pending data from these initial two patients, the trial will open for broader concurrent enrollment. The first patient has been treated with CTX001 in this trial. The trial is currently being conducted at clinical trial sites in the United States.

CTX001 was granted Fast Track Designation by the FDA for the treatment of SCD. In addition, we and Vertex have obtained approvals of Clinical Trial Applications for CTX001 for severe SCD in Canada and additional countries in Europe.

Strategic Collaboration and License Agreement – Vertex (DMD and DM1)

In June 2019, we entered into the 2019 Collaboration Agreement with Vertex for the development and commercialization of products for the treatment of Duchenne Muscular Dystrophy (“DMD”) and Myotonic Dystrophy Type 1 (“DM1”). Under the terms of the 2019 Collaboration Agreement, we received an upfront, nonrefundable payment of $175.0 million.  Additionally, under the terms of the 2019 Collaboration Agreement, we have an option, exercisable during a specified exercise period, to co-develop and co-commercialize products for the treatment of DM1. The 2019 Collaboration Agreement was not effective until after regulatory review, which occurred in July 2019.

Joint Venture Agreement- Casebia

In December 2015, we entered into an agreement (the “JV Agreement”) with Bayer HealthCare LLC (“Bayer”) and its subsidiaries to create a joint venture, Casebia Therapeutics LLP (“Casebia” or the “JV”) to discover, develop and commercialize CRISPR/Cas9 gene-editing therapeutics to treat the genetic causes of bleeding disorders, autoimmune disease, blindness, hearing loss and heart disease. We and Bayer each have a 50% interest in the JV. Under the JV Agreement, Bayer is making available its protein engineering expertise and relevant disease know-how and we are contributing our proprietary CRISPR/Cas9 gene editing technology and intellectual property. Bayer will also provide up to $300.0 million in research and development investments to the JV over the first five years, subject to specified conditions.

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

Financial Overview

Revenue

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the three and six months ended June 30, 2019, we recognized $0.3 million and $0.6 million of revenue related to our collaboration arrangements with Vertex and Casebia, respectively. During the three and six months ended June 30, 2018, we recognized $1.1 million and $2.4 million, respectively, of revenue related to our collaboration agreements with Vertex and Casebia. As of June 30, 2019, we had not received any milestone or royalty payments under any of the Vertex collaboration agreements. For additional information about our revenue recognition policy, see Note 2 “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 25, 2019.

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

Research and development costs are expensed as incurred. Nonrefundable advance payments for research and development goods or services to be received in the future are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. At this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of any product candidates we may identify and develop. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•	successful completion of preclinical studies and IND-enabling studies;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity;
•	launching commercial sales of the product, if and when approved, whether alone or in collaboration with others;
•	acceptance of the product, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee related expenses, including salaries, benefits, and equity-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Results of Operations

Comparison of three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Period to Period
	2019	2018	Change
Collaboration revenue	$318	$1,088	$(770)
Operating expenses:
Research and development	39,533	25,633	13,900
General and administrative	15,768	12,741	3,027
Total operating expenses	55,301	38,374	16,927
Loss from operations	(54,983)	(37,286)	(17,697)
Other income (expense), net	1,369	(998)	2,367
Net loss before income taxes	(53,614)	(38,284)	(15,330)
Provision for income taxes	(85)	(96)	11
Net loss	$(53,699)	$(38,380)	$(15,319)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2019 was $0.3 million, compared to $1.1 million for the three months ended June 30, 2018. The decrease of approximately $0.8 million was primarily attributable to a decrease in research conducted under the JV Agreement with Casebia. Please refer to Note 6 in the accompanying financial statements for further information.

Research and Development Expenses

Research and development expenses were $39.5 million for the three months ended June 30, 2019, compared to $25.6 million for the three months ended June 30, 2018. The increase of approximately $13.9 million was primarily attributable to the following:

•

$4.4 million of increased employee compensation, benefit and other headcount related expenses, of which $0.7 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$5.3 million of increased variable research and development costs and license fees; and
•	$3.0 million of increased facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $15.8 million for the three months ended June 30, 2019, compared to $12.7 million for the three months ended June 30, 2018. The increase of approximately $3.0 million was primarily attributable to $2.7 million of increased employee compensation, benefit and other headcount related expenses, of which $2.2 million is stock-based compensation expense, primarily due to an increase in headcount to support overall growth.

Other Income (Expense), Net

Other income was $1.4 million for the three months ended June 30, 2019, compared to $1.0 million of expense for the three months ended June 30, 2018. The change was primarily due to interest income earned on cash and cash equivalents for the three months ended June 30, 2019.

Comparison of six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Period to Period
	2019	2018	Change
	(in thousands)
Collaboration revenue	$646	$2,446	$(1,800)
Operating expenses:
Research and development	73,355	45,152	28,203
General and administrative	30,697	21,577	9,120
Total operating expenses	104,052	66,729	37,323
Loss from operations	(103,406)	(64,283)	(39,123)
Other (expense) income, net	1,469	(2,215)	3,684
Net loss before income taxes	(101,937)	(66,498)	(35,439)
Provision for income taxes	(170)	(182)	12
Net loss	$(102,107)	$(66,680)	$(35,427)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2019 was $0.6 million, compared to $2.4 million for the six months ended June 30, 2018. The decrease of approximately $1.8 million was primarily attributable to a decrease in research conducted under the JV Agreement with Casebia. Please refer to Note 6 in the accompanying financial statements for further information.

Research and Development Expenses

Research and development expenses were $73.4 million for the six months ended June 30, 2019, compared to $45.2 million for the six months ended June 30, 2018. The increase of approximately $28.2 million was primarily attributable to the following:

•

$10.2 million of increased employee compensation, benefit, and other headcount related expenses, of which $2.8 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$10.2 million of increased variable research and development costs and license fees;
•	$1.9 million of increased professional and consulting fees; and
•	$4.9 million of increased facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $30.7 million for the six months ended June 30, 2019, compared to $21.6 million for the six months ended June 30, 2018. The increase of approximately $9.1 million was primarily attributable to the following:

•

$5.6 million of increased employee compensation, benefit, and other headcount related expenses, of which $4.2 million is stock-based compensation expense, primarily due to an increase in headcount to support overall growth; and,

•	$3.0 million of increased legal, professional and consulting fees.

Other Income (Expense), Net

Other income was $1.5 million for the six months ended June 30, 2019, compared to $2.2 million of expense for the six months ended June 30, 2018.  The change was primarily due to interest income earned on cash and cash equivalents for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of approximately $427.9 million of which approximately $421.6 million was held outside of the United States. In August 2018, we entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), under which Jefferies may offer and sell, from time to time, common shares having aggregate gross proceeds of up to $125.0 million. In the first quarter of 2019, we began to issue and sell securities under this sales agreement. During the three and six months ended June 30, 2019, we sold 732,108 and 1,363,688 common shares, respectively, for net cash proceeds of $28.5 million and

$52.5 million, respectively, after deducting commission fees of $0.8 million and $1.6 million, respectively. In addition, we paid approximately $0.2 million in stamp taxes related to the securities issued and sold during the six months ended June 30, 2019 and accrued an additional $0.5 million for stamp taxes as of June 30, 2019. We sold an additional 1,124,952 common shares under this agreement subsequent to June 30, 2019 through July 29, 2019, resulting in net cash proceeds of approximately $52.8 million, after deducting commission fees of $1.2 million.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect our existing cash will enable us to fund our operating expenses and capital expenditures for at least the next 24 months without giving effect to any additional proceeds we may receive under our 2015 Collaboration Agreement and JDA with Vertex and the agreements related to Casebia and any other capital raising transactions we may complete. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Six Months Ended June 30,		Period to Period
	2019	2018	Change
Net cash used in operating activities	$(80,119)	$(47,903)	$(32,216)
Net cash used in investing activities	(3,271)	(1,078)	(2,193)
Net cash provided by financing activities	55,380	128,980	(73,600)
Effect of exchange rate changes on cash	(2)	(9)	7
Net (decrease) increase in cash	$(28,012)	$79,990	$(108,002)

Net Cash Used in Operating Activities

Net cash used in operating activities was $80.1 million for the six months ended June 30, 2019, compared to $47.9 million for the six months ended June 30, 2018. The $32.2 million increase in cash used in operating activities was due to the increase in net loss during this period of $35.4 million, which was driven by increased spending on our clinical and pre-clinical stage programs and increased payroll and payroll-related expenses to support overall growth.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $3.3 million, compared to $1.1 million for the six months ended June 30, 2018. The net cash used in investing activities for the six months ended June 30, 2019 consisted primarily of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $55.4 million, compared with $129.0 million for the six months ended June 30, 2018. The net cash provided by financing activities for the six months ended June 30, 2019 consisted of proceeds from the issuance of common shares in connection with the Open Market Sale AgreementSM, which resulted in $52.3 million of net cash proceeds, after deducting $1.6 million in commissions and $0.2 million in stamp taxes, as well as the exercise of stock options.

Contractual Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 25, 2019. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described in Note 5 and Note 12 to the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

We believe that our most critical accounting policies are those relating to revenue recognition, variable interest entities and equity-based compensation, and there have been no changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 25, 2019.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019, on June 25, 2019, we received notification that the United States Patent and Trademark Office initiated an interference proceeding at the Patent Trial and Appeal Board (the “PTAB”) between certain pending U.S. patent applications co-owned by the University of California, the University of Vienna and Dr. Emmanuelle Charpentier (collectively, the “CVC Group”) and certain patents and a patent application currently owned by the Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College (individually and collectively, the “Broad”), all of which are related to the single guide format of CRISPR/Cas9 genome editing technology in eukaryotic cells. CRISPR Therapeutics has an exclusive worldwide license in the field of human therapeutics to Dr. Charpentier’s rights as a co-owner of the CVC Group portfolio. Specifically, the PTAB has declared Patent Interference No. 106,115 between the CVC Group’s pending U.S. Patent Application Nos. 15/947,680; 15/947,700; 15/947,718; 15/981,807; 15/981,808; 15/981,809; 16/136,159; 16/136,165; 16/136,168; and 16/136,175, and the Broad’s U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; 9,840,713, and U.S. Patent Application No. 14/704,551.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document

10.1†

Amendment No. 2 to the Strategic Collaboration, Option and License Agreement by and between, on the one hand, Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited, and on the other hand, CRISPR Therapeutics AG, CRISPR Therapeutics, Inc., CRISPR Therapeutics Limited and TRACR Hematology Ltd., dated as of June 6, 2019.

10.2†	Strategic Collaboration and License Agreement dated June 6, 2019, between CRISPR Therapeutics AG and Vertex Pharmaceuticals Incorporated.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

The certification attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of CRISPR Therapeutics AG under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Confidential portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRISPR Therapeutics AG

Dated: July 29, 2019	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: July 29, 2019	By:	/s/ Michael Tomsicek
Michael Tomsicek
Chief Financial Officer
(Principal Financial Officer)