Form 10-K
period 2019-12-31
CRISPR Therapeutics AG
filed 2020-02-12
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37923

CRISPR THERAPEUTICS AG

(Exact name of Registrant as specified in its Charter)

Switzerland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Baarerstrasse 14 6300 Zug, Switzerland	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +41 (0)41 561 32 77

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, nominal value CHF 0.03 par value	CRSP	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $2.5 billion, based on the closing price on the Nasdaq Global Market of the Registrant’s common shares on June 28, 2019 (the last trading day of the Registrant’s second fiscal quarter of 2019).

The number of the Registrant’s common shares outstanding as of February 7, 2020 was 60,845,708.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual General Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Report.

i

Throughout this Annual Report on Form 10-K, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of CRISPR Therapeutics AG.

“CRISPR Therapeutics” is a registered trademark of CRISPR Therapeutics AG. The trademarks for “CTX001TM,” “CTX110TM,” “CTX120TM,” and “CTX130TM” are pending in the United States and the trademark for “CRISPR Therapeutics” is pending in the European Union, or EU, Switzerland and the United Kingdom. Other brands, logos, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.

Special Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the safety, efficacy and clinical progress of our and our collaborators’ various clinical programs, including CTX001, CTX110, CTX120 and CTX130;
•	the status of clinical trials, development timelines and discussions with regulatory authorities related to product candidates under development by us and our collaborators;
•

the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for CTX001, CTX110, CTX120 and CTX130, and our research and development programs;

•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates and the success of competing therapies that are or become available;
•

our intellectual property coverage and positions, including those of our licensors and third parties as well as the status and potential outcome of proceedings involving any such intellectual property;

•	our ability to obtain funding for our operations and the sufficiency of our cash resources; and
•	the therapeutic value, development, and commercial potential of CRISPR/Cas9 gene-editing technologies and therapies.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K.  You should not rely upon forward-looking statements as predictions of future events. Such forward-looking statements speak only as of the date of this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

ii

PART I

Item 1. Business.

BUSINESS

Overview

We are a leading gene editing company focused on the development of CRISPR/Cas9-based therapeutics. CRISPR/Cas9 stands for Clustered Regularly Interspaced Short Palindromic Repeats (CRISPR)/CRISPR-associated protein 9 (Cas9) and is a revolutionary technology for gene editing, the process of precisely altering specific sequences of genomic DNA. We aim to apply this technology to disrupt, delete, correct and insert genes to treat genetically-defined diseases and to engineer advanced cellular therapies. We believe that our scientific expertise, together with our gene-editing approach, may enable an entirely new class of highly effective and potentially curative therapies for patients with both rare and common diseases for whom current biopharmaceutical approaches have had limited success. Our most advanced programs target the genetically-defined diseases transfusion-dependent beta thalassemia, or TDT, and severe sickle cell disease, or SCD, two hemoglobinopathies with high unmet medical need. We are also progressing several gene-edited allogeneic cell therapy programs, beginning with three allogeneic chimeric antigen receptor T cell, or CAR-T candidates for the treatment of hematological and solid tumor cancers.

The use of CRISPR/Cas9 for gene editing was derived from a naturally occurring viral defense mechanism in bacteria and has been described by leading scientific journals as a breakthrough technology. The application of CRISPR/Cas9 for gene editing was co-invented by one of our scientific founders, Dr. Emmanuelle Charpentier, the Acting and Founding Director of the Max Planck Unit for the Science of Pathogens in Berlin, Germany. Dr. Charpentier and her collaborators published work elucidating the mechanism by which the Cas9 endonuclease, a key component of CRISPR/Cas9, can be programmed to cut double-stranded DNA at specific locations. We have acquired rights to the intellectual property encompassing CRISPR/Cas9 and related technologies from Dr. Charpentier and continue to strengthen our intellectual property estate through our own research and additional in-licensing efforts, furthering our leadership in the development of CRISPR/Cas9-based therapeutics.

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

Hemoglobinopathies

Our lead product candidate, CTX001, is an investigational ex vivo CRISPR gene-edited therapy that is being evaluated for patients suffering from TDT or severe SCD in which a patient’s hematopoietic stem cells are engineered to produce high levels of fetal hemoglobin (HbF; hemoglobin F) in red blood cells. HbF is a form of the oxygen-carrying hemoglobin that is naturally present at birth and is then replaced by the adult form of hemoglobin. The elevation of HbF by CTX001 has the potential to alleviate transfusion requirements for TDT patients and painful and debilitating sickle crises for SCD patients. CTX001 is being developed under a co-development and co-commercialization agreement between us and Vertex Pharmaceuticals Incorporated, or Vertex.

Beta Thalassemia

We and Vertex are investigating CTX001 in a Phase 1/2 open-label clinical trial, CLIMB THAL-111, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 18 to 35 with TDT, non-beta zero/beta zero subtypes. The first two patients in the trial will be treated sequentially and, pending data from the initial two patients, the trial will open for broader concurrent enrollment. CLIMB THAL-111 is designed to enroll up to 45 patients and follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted Fast Track Designation by the U.S. Food and Drug Administration, or FDA, for the treatment of TDT, as well as orphan drug designation, or ODD, by the European Commission.

Enrollment is ongoing at multiple clinical trial sites globally. In the fourth quarter of 2019, we released preliminary clinical data from the first patient treated with CTX001 with TDT, and we expanded the TDT patient population for CTX001 to include beta zero/beta zero subtypes.  For additional information regarding the preliminary clinical data, please see “Business—Our Lead Hemoglobinopathies Product Candidate—CTX001.”

Sickle Cell Disease

We and Vertex are also investigating CTX001 in a Phase 1/2 open-label clinical trial, CLIMB SCD-121, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 18 to 35 with severe SCD. Similar to the trial in beta thalassemia, the first two patients in the trial will be treated sequentially and, pending data from the initial two patients, the trial will open for broader concurrent enrollment. CLIMB SCD-121 is designed to enroll up to 45 patients and follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted Fast Track Designation by the FDA for the treatment of SCD, as well as ODD by the European Commission.

Enrollment is ongoing at multiple clinical trial sites globally. In the fourth quarter of 2019, we released preliminary clinical data from the first patient treated with CTX001 with severe SCD. For additional information regarding the preliminary clinical data, please see “Business—Our Lead Hemoglobinopathies Product Candidate—CTX001.”

Immuno-Oncology

We believe CRISPR/Cas9 has the potential to create the next generation of CAR-T cell therapies that may have a superior product profile compared to current autologous therapies and allow accessibility to broader patient populations. Drawing from the ex vivo gene-editing capabilities gained through our lead programs, we are advancing several immuno-oncology cell therapy programs.

Our lead candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T therapy targeting cluster of differentiation 19, or CD19, for the treatment of CD19+ malignancies. We are investigating CTX110 in a Phase 1/2 clinical trial that is designed to assess the safety and efficacy of CTX110 in relapsed or refractory B-cell malignancies. The multi-center, open-label clinical trial is designed to enroll up to 95 patients and investigate several dose levels of CTX110. The trial is currently enrolling at multiple clinical trial sites globally.

Our second gene-edited allogeneic CAR-T program, CTX120, targets B-cell maturation antigen, or BCMA. We are investigating CTX120 in a Phase 1 clinical trial that is designed to assess the safety and efficacy of CTX120 in relapsed or refractory multiple myeloma. The multi-center, open-label clinical trial is designed to enroll up to 80 patients and investigate several dose levels of CTX120. The trial is currently enrolling.

Our third gene-edited CAR-T candidate, CTX130, targets CD70. CTX130 is in development for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies.

Other Programs

Regenerative Medicine.  To further expand the applications of our ex vivo gene-editing expertise, we have increased our efforts in the field of regenerative medicine. Regenerative medicine, or the use of stem cells to repair or replace tissue or organ function lost due to disease, damage or age, holds the potential to treat both rare and common diseases. We are pursuing gene-editing approaches to allow allogeneic use of stem cell-derived therapies by enabling immune evasion, improving existing cell function and directing cell fate using CRISPR/Cas9. Our first major effort in this area is in diabetes together with our partner, ViaCyte, Inc., or ViaCyte.

In Vivo.  In addition to our ex vivo programs, we are pursuing a number of in vivo gene-editing programs. Our initial in vivo applications target diseases of the liver, lung and muscle and leverage well-established delivery technologies for gene-based therapeutics, such as lipid nanoparticle-based delivery vehicles, or LNPs, and adeno-associated viral vectors, or AAV vectors.

Strategic Partnerships

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and accelerate development of programs by accessing specific technologies and/or disease-area expertise. We maintain three broad strategic partnerships to develop gene editing-based therapeutics in specific disease areas.

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis, and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex to co-develop and co-commercialize CTX001 as part of that collaboration. In June 2019, we expanded our collaboration and entered into a strategic collaboration and license agreement for the development and commercialization of products for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1. For additional information regarding this partnership, please see “Business—Strategic Partnerships and Collaborations.”

ViaCyte. We entered into a research and collaboration agreement in September 2018 with ViaCyte to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes. The combination of ViaCyte’s stem cell capabilities and our gene-editing capabilities has the potential to enable a beta-cell replacement product that may deliver durable benefit to patients without the need for immune suppression. For additional information regarding this partnership, please see “Business—Strategic Partnerships and Collaborations.”

Bayer. In the fourth quarter of 2019, we entered into a series of transactions pursuant to which we and Bayer Healthcare LLC, or Bayer, terminated our 2015 agreement, which created the joint venture Casebia Therapeutics Limited Liability Partnership, or Casebia, to discover, develop and commercialize CRISPR/Cas9 gene-editing therapeutics to treat the genetic causes of bleeding disorders, autoimmune disease, blindness, hearing loss and heart disease. In connection thereto, Casebia became a wholly-owned subsidiary of ours. We and Bayer also entered into a new option agreement pursuant to which Bayer has an option to co-develop and co-commercialize two products for the diagnosis, treatment, or prevention of certain autoimmune disorders, eye disorders, or hemophilia A disorders for a specified period of time, or, under certain circumstances, exclusively license such optioned products. For additional information regarding this partnership, please see “Business—Strategic Partnerships and Collaborations.”

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

Earlier generations of gene-editing technologies, such as zinc finger nucleases, or ZFNs, transcription-activator like effector nucleases, or TALENs, and meganucleases, rely on engineered protein-DNA interactions. While these systems were an important first step to demonstrate the potential of gene editing, their development has been challenging in practice due to the complexity of engineering protein-DNA interactions. In contrast, CRISPR/Cas9 is guided by RNA-DNA interactions, which are more predictable and straightforward to engineer and apply. In addition, given the advantages of CRISPR/Cas systems, multiple academic groups have developed new technologies based on CRISPR/Cas9, such as base editing and prime editing. While still nascent, such new CRISPR/Cas-based technologies could have advantages over existing gene-editing technologies, including CRISPR/Cas9 technologies, in select applications.

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

In contrast to allo-HSCT, our approach is to harvest stem cells directly from the patient, edit the target gene ex vivo, and reintroduce those same cells back into the patient. We believe this ex vivo gene-editing approach, which uses the patient’s own cells, may provide better results than allo-HSCT.

Our Lead Programs—Hemoglobinopathies

Hemoglobinopathies are a diverse group of inherited blood disorders that result from variations in the synthesis or structure of hemoglobin. Our lead program in hemoglobinopathies, for which we have partnered with Vertex, aims to develop a single, potentially curative CRISPR/Cas9-based therapy to treat both beta thalassemia and SCD. These diseases are caused by mutations in the gene encoding the beta globin protein. Beta globin is an essential component of hemoglobin, a protein in red blood cells that delivers oxygen and removes carbon dioxide throughout the body. Several factors make these attractive lead indications, including: (i) high unmet medical need, (ii) compelling market potential, (iii) well-understood genetics and (iv) the ability to employ an ex vivo gene disruption strategy.

Beta Thalassemia

Overview

Beta thalassemia is a blood disorder that is associated with a reduction in the production of hemoglobin. This disease is caused by mutations that give rise to the insufficient expression of the beta globin protein, which can lead to symptoms related not only to the lack of hemoglobin, but also to the buildup of unpaired alpha globin proteins in red blood cells. The severity of symptoms associated with beta thalassemia varies depending on the levels of functional beta globin present in the blood cells. The unpaired alpha globin chains are toxic to red blood cells and reduce red blood cell lifespan. In the most severe cases, described as beta thalassemia major, functional beta globin is either completely absent or reduced, resulting in severe anemia. In these patients, the bone marrow cannot keep pace with the destruction of red blood cells, and thus these patients require periodic blood transfusions. While chronic blood transfusions can be effective at addressing symptoms, they often lead to iron overload, progressive heart and liver failure, and eventually death. Patients with mild forms of beta thalassemia may experience some mild anemia or even be asymptomatic. The total worldwide incidence of beta thalassemia is estimated to be 60,000 births annually, the total prevalence in the United States and the EU is estimated to be approximately 19,000 and there are over 200,000 people worldwide who are alive and registered as receiving treatment for the disease.

Limitations of current treatment options

The most common treatment for beta thalassemia is chronic blood transfusions. Patients typically receive transfusions every two to four weeks and chronic administration of blood often leads to elevated levels of iron in the body and can cause organ damage over a relatively short period of time. Patients are often given iron chelators, or medicines to reduce iron levels in the blood, which are associated with their own significant toxicities. Low adherence to this burdensome regime often results in death by 30 years of age for patients with transfusion-dependent beta thalassemia. In developing countries, where chronic transfusions are not available, most patients die in early childhood. Also, a disease-modifying therapy for beta thalassemia, Reblozyl (luspatercept-aamt), recently received FDA approval.

A potentially curative therapy for this disease is allo-HSCT, but few patients elect to have this procedure given its associated morbidity and mortality. In addition, the European Medicines Agency, or EMA, recently gave a conditional marketing authorization to Zynteglo (autologous CD34+ cells encoding βA-T87Q-globin gene), a lentiviral gene therapy, for the treatment of certain patients with TDT. We believe that our therapeutic approach could offer a potentially curative therapy for this devastating disease.

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

Limitations of current treatment options

As with beta thalassemia, in regions where access to modern medical care is available, standard treatment for SCD involves chronic blood transfusions, which has the same associated risks of iron overload and toxicities associated with chelation therapy. Two disease-modifying therapies for SCD, Adakveo (crizanlizumab-tmca) and Oxbryta (voxelotor), also recently received FDA approval. Allo-HSCT is another potential treatment option. While allo-HSCT provides the only potentially curative therapeutic path for SCD, it is often avoided given the significant risk of transplant-related morbidity and mortality in these patients.

Our Gene-Editing Approach

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

Preclinical studies

In preclinical studies using CTX001, our CRISPR/Cas9 gene-editing process demonstrated the ability to edit HSCs with approximately 80% allelic editing efficiency at clinical scale in a bulk population of cells. We observed this high editing efficiency across all stem cell subsets, including in long-term repopulating HSCs. After in vitro erythroid differentiation, this editing resulted in HbF accounting for greater than 30% of total hemoglobin in edited cells, compared to approximately 10% HbF in the control arm of the study. On a per cell basis, more than 90% of cells had modifications at the desired location, with 76% of the cells having edits in both copies of the target gene and 16% of the cells having edits made on one copy of the target gene. We estimate that after in vitro erythroid differentiation this editing rate results in HbF expression levels of greater than 35% in cells that have edits on both copies of the target gene, and over 20% for cells edited at one gene.

Editing efficiency in human CD34+ cells and resulting HbF ratio after in vitro erythroid differentiation

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

CTX001 engraftment in vivo in mice1

We believe our CRISPR/Cas9 gene-editing strategy may have significant advantages over other gene therapies in development for the treatment of hemoglobinopathies. For example, lentivirus-based treatments involve a random integration of one or more copies of the globin gene throughout the genome. The expression levels of the newly introduced gene can vary depending on the exact location of the DNA in the genome, leading to inconsistent and variable levels of expression. We believe our strategy may lead to more uniform globin expression across a high percentage of cells. In addition, with each random lentiviral integration, a mutation may be created, which may have an associated safety concern, including the potential to cause cancer. In contrast, CRISPR/Cas9 targets a specific genomic site for editing, and we have detected no off-target activity for our CTX001 guide RNA.

Clinical Trials

We and Vertex are investigating CTX001 in two Phase 1/2 open-label clinical trials designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 18 to 35 with TDT (CLIMB THAL-111) and severe SCD (CLIMB SCD-121), respectively. On November 19, 2019, we and Vertex announced positive safety and efficacy data from the first two patients treated with CTX001 for TDT or severe SCD in these ongoing Phase 1/2 clinical trials.

Schematic of study procedures for the CLIMB THAL-111 and CLIMB SCD-121 Phase 1/2 trials

The patient with TDT has the β0/IVS-I-110 genotype and required 16.5 transfusions per year before enrolling in the clinical trial (annualized rate during the two years prior to consenting for the trial). The patient achieved successful neutrophil engraftment 33 days after CTX001 infusion and platelet engraftment 37 days after infusion. Two serious adverse events, or SAEs, occurred, neither of which the principal investigator considered related to CTX001. The SAEs were pneumonia in the presence of neutropenia and veno-occlusive liver disease attributed to busulfan conditioning, both of which subsequently resolved. This patient received a peripheral red blood cell transfusion one month following the infusion of CTX001 and from that point forward has been free from transfusions as of the nine month post-infusion data point, with total hemoglobin levels of 11.9 g/dL, 10.1 g/dL fetal hemoglobin and 99.8% F-cells (erythrocytes expressing fetal hemoglobin).

The patient with SCD experienced seven vaso-occlusive crises per year before enrolling in the clinical trial (annualized rate during the two years prior to consenting for the trial). The patient achieved neutrophil and platelet engraftment 30 days after CTX001 infusion. Three SAEs occurred, none of which the principal investigator considered related to CTX001. The SAEs were sepsis in the presence of neutropenia, cholelithiasis and abdominal pain, all of which subsequently resolved. At four months after CTX001 infusion, the patient was free of vaso-occlusive crises and had total hemoglobin levels of 11.3 g/dL, 46.6% fetal hemoglobin and 94.7% F-cells.

These trials are ongoing and patients will be followed for approximately two years following infusion.

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

We expect that the cellular engineering strategies that are ultimately successful in immuno-oncology will involve multiple genetic modifications, an application for which we believe CRISPR/Cas9 will play a central role. While other gene-editing platforms could potentially be used for these purposes, CRISPR/Cas9 is particularly well-suited for multiplexed editing, which is the modification and/or insertion of multiple genes within a single cell. Current gene-editing techniques that require different protein enzymes for each genetic modification may be limited in the number of edits they can make concurrently due to efficiency, cytotoxicity and/or manufacturing challenges. In contrast, CRISPR/Cas9 has the potential to efficiently make multiple edits using a single Cas9 protein and multiple small guide RNA molecules.

In our immuno-oncology cell therapies, we plan to use the multiplexing ability of CRISPR/Cas9 not only to enable allogeneic administration, but also to introduce additional genetic edits to improve the efficacy and safety profile of these product candidates. Such edits could include the removal of immune checkpoints or introduction of safety elements. We continue to expand our multiplexing capabilities to help us realize the full potential of engineered cell therapy in immuno-oncology across all tumor types, including solid tumors. Given the important role we believe CRISPR/Cas9 will play in engineered cell therapy going forward we have thus far elected to retain full ownership of our immuno-oncology programs.

Our Lead Immuno-Oncology Product Candidate—CTX110

Our lead immuno-oncology product candidate, CTX110, is a healthy donor-derived allogeneic CAR-T cell therapy targeted toward CD19-positive malignancies, such as certain lymphomas and leukemias. A primary aim of CTX110 is to overcome the inefficiency and cost of creating a unique product for each patient with a given tumor type by treating many different patients from a single batch, which we refer to as being an “off-the-shelf” therapy. To generate CTX110, we make three modifications to T cells taken from healthy donors using our gene-editing technology: (i) the T cell receptor, or TCR, is eliminated to reduce the risk of graft versus host disease, or GvHD, from the product candidate, (ii) a CD19-directed CAR is inserted site-specifically into the TRAC gene and (iii) the class I major histocompatibility complex, MHC I, is removed from the cell surface in order to improve the persistence of the CAR-T cells in an “off-the-shelf” setting. We believe this approach will have advantages over other allogeneic CAR-T products in development that semi-randomly insert the CAR using an integrating virus and do not include the MHC I knockout to increase persistence.

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

Efficient production of CTX110 via multiplexed editing and prolonged survival of CTX110-treated mice in a disseminated Nalm6 xenograft tumor model

We are currently investigating CTX110 in a Phase 1/2 clinical trial that is designed to assess the safety and efficacy of CTX110 in relapsed or refractory B-cell malignancies. The multi-center, open-label clinical trial is designed to enroll up to 95 patients and investigate several dose levels of CTX110. The trial is currently enrolling at multiple clinical trial sites globally.

CTX120

Our second gene-edited allogeneic CAR-T cell product candidate, or CTX120, is targeted towards BCMA and is in development for the treatment of relapsed or refractory multiple myeloma. BCMA has attractive properties for CAR-T cell therapy, namely expression on the surface of B-lineage cells, especially the plasma cells involved in multiple myeloma, and absence from other tissues and cell types. As a result, BCMA has become a promising target for autologous CAR-T cell therapy. We believe an allogeneic approach may have distinct advantages over autologous CAR-T in multiple myeloma given the poor health of patient T cells following many lines of prior therapy.

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

Elimination of a subcutaneous RPMI-8226 multiple myeloma model by CTX120

We are currently investigating CTX120 in a Phase 1 clinical trial that is designed to assess the safety and efficacy of CTX120 in relapsed or refractory multiple myeloma. The multi-center, open-label clinical trial is designed to enroll up to 80 patients and investigate several dose levels of CTX120. The trial is currently enrolling at a clinical trial site in the United States.

CTX130

Our third gene-edited allogeneic CAR-T cell product candidate, or CTX130, is targeted towards CD70 and is in development for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies. Several cancers express CD70, including non-Hodgkin’s lymphoma, certain T cell lymphomas, renal cell carcinoma, glioblastoma and pancreatic, lung and ovarian cancers, while normal tissues do not express or show extremely limited expression of CD70. This target enables us to transition from hematological cancers, such as non-Hodgkin’s lymphoma, to solid tumor cancers, such as renal cell carcinoma.

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

ViaCyte Collaboration in Diabetes

Clinical data with islet transplants indicate that beta-cell replacement approaches may offer benefit to patients with insulin-requiring diabetes. ViaCyte has pioneered the approach of generating pancreatic-lineage cells from stem cells and delivering them safely and efficiently to patients. PEC-Direct, ViaCyte’s lead product candidate currently being evaluated in the clinic, uses a non-immunoprotective delivery device that permits direct vascularization of the cell therapy. This approach has the potential to deliver durable benefit; however, because the patient’s immune system will identify these cells as foreign, PEC-Direct will require long-term immunosuppression to avoid rejection. As a result, PEC-Direct is being developed as a therapy for the subset of patients with type 1 diabetes at high risk for complications.

Our gene-editing technology offers the potential to protect the transplanted cells from the patient’s immune system by ex vivo editing of immune-modulatory genes within the stem cell line used to produce the pancreatic-lineage cells. We believe that the speed, specificity and multiplexing efficiency of CRISPR/Cas9 make our technology well suited to this task. We have established expertise in immune-evasive gene editing through our allogeneic CAR-T programs. The combination of ViaCyte’s stem cell capabilities and our gene-editing capabilities has the potential to enable a beta-cell replacement product that may deliver durable benefit to patients without the need for immune suppression.

In Vivo Programs

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

Vertex Partnered Programs

We have partnered certain of our programs in other disease areas, such as Duchenne muscular dystrophy, or DMD, myotonic dystrophy type 1, or DM1, and cystic fibrosis, or CF. We have entered into collaboration agreements with respect to these three programs with Vertex, a global leader in rare diseases with extensive disease area expertise in CF. We believe that our CRISPR/Cas9 gene-editing technology is well suited to address DMD, DM1 and CF, all of which have significant patient populations with high unmet medical need.

Duchenne Muscular Dystrophy (DMD)

DMD is an X-linked recessive genetic disease caused by mutations in the dystrophin gene, which results in a lack of the dystrophin protein. Because dystrophin plays a key structural role in muscle fiber function, the absence of this protein in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrosis. Patients with the disease experience muscle degeneration, loss of mobility and premature death. DMD is among the most prevalent severe genetic diseases, occurring in one in 3,300 male births worldwide. There are currently two approved disease-modifying therapies in the United States for the treatment of DMD, one for patients who have confirmed mutations of the dystrophin gene amenable to exon 51 skipping and one for patients who have confirmed mutations of the dystrophin gene amenable to exon 53 skipping. These mutations affect about 13% and 8% of the DMD population, respectively.

Myotonic dystrophy type 1 (DM1)

DM1 is an autosomal genetic disease caused by the expansion of a CTG trinucleotide repeat in the noncoding region of the DMPK gene. The disease affects the skeletal and smooth muscle, as well as other organ systems, such as the eye, heart, endocrine system, and central nervous system. The clinical manifestations of DM1 span a continuum from mild to severe. Based on these phenotypes, DM1 is classified into three somewhat overlapping forms: mild, classic and congenital. Patients with mild DM1 have normal lifespans and typically develop cataracts and experience mild sustained muscle contractions, or myotonia. Those with classic DM1 tend to have muscle weakness and wasting, myotonia, cataracts and often abnormalities in cardiac conduction, and may become physically disabled and have shortened lifespans. Patients with congenital DM1 commonly have intellectual disability and typically have hypotonia and severe generalized weakness at birth, often with respiratory insufficiency and early death. DM1 affects around 1 in 8,000 people worldwide. No approved therapies exist to treat the underlying disease; instead, most interventions to date aim to address specific symptoms of the disease.

Cystic Fibrosis (CF)

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

Bayer Partnered Programs

We are also investigating programs for the diagnosis, treatment, or prevention of certain autoimmune disorders, eye disorders and hemophilia A disorders, from which Bayer has options to either co-develop and co-commercialize two products with us or, under certain circumstances, exclusively license such optioned products.

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

Guide RNA Optimization

Selecting the sequence for guide RNAs is a critical step in the process of designing our product candidates. Once we have chosen a gene-editing strategy, we seek to identify guide RNAs that will perform the desired edit with high efficiency and with undetectable or extremely low off-target cutting. While computational models can predict efficiency and off-target effects with reasonable accuracy, we believe that a combination of computation and experimental approaches is necessary to reliably select the best possible guide RNAs.

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

Advanced Editing

While gene correction is achievable today using CRISPR/Cas9, it is more difficult and has lower efficacy than the more straightforward gene disruption strategy. Our initial gene correction programs target diseases in which therapeutic efficacy can be achieved through correction of only a small percentage of cells, while other potential indications may require correction of a significantly higher percentage of cells. We are working to increase the efficiency of gene correction to facilitate the potential treatment of these additional indications.

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

We are also focused on expanding our ability to perform multiple edits simultaneously. In contrast to other gene-editing technologies, which require extensive protein engineering and an additional construct for each new genetic target, CRISPR/Cas9 only requires a new guide RNA using simple Watson-Crick base pairing to target a new genetic locus. As a result, one can easily perform many edits at once using CRISPR/Cas9, a process known as multiplexing. We believe multiplexing holds promise in cell therapies, where making several modifications may lead to a safer and more efficacious therapy. Our research efforts in this area emphasize developing strategies to keep editing rates high while multiplexing without increasing the risk of off-target activity.

Synthetic Biology

The application of engineering principles to biological systems, broadly known as synthetic biology, could facilitate the development of improved cellular therapeutics. Novel strategies and tools in this area, such genetic circuits to regulate gene expression based on Boolean logic, may allow us to control specific cellular activity, such as the secretion of a protein, in response to a selected input, such as an administered small molecule or a marker sensed on a cell surface. We believe synthetic biology holds promise when combined with CRISPR/Cas9 gene editing because CRISPR/Cas9 enables the precise engineering of such circuits into the genomes of cell therapies in order to improve their therapeutic properties. Given this potential, we have active efforts to develop and test such synthetic biology tools for incorporation into future immuno-oncology and regenerative medicine cell therapies.

Strategic Partnerships and Collaborations

We intend to develop CRISPR/Cas9-based therapeutics both independently and in collaboration with current and potential future corporate partners. We view strategic partnerships as a core component of our strategy, allowing us to access capabilities and resources in support of our therapeutic programs. We have established three broad strategic partnerships to develop gene editing-based therapeutics in specific disease areas

Vertex

We have entered into a series of agreements with Vertex that contemplate certain research, development, manufacturing and commercialization activities involving various targets.  Since October 2015, we have entered into a Strategic Collaboration, Option and License Agreement, as amended in 2017 and 2019, or the 2015 Collaboration Agreement; a Joint Development and
Commercialization Agreement, or JDA; and a Strategic Collaboration and License Agreement, or the 2019 Collaboration Agreement.

2015 Collaboration Agreement

Pursuant to the 2015 Collaboration Agreement, we agreed to provide technology and options to obtain licenses relating to our CRISPR/Cas technology to Vertex in exchange for a $75.0 million upfront payment. In 2015, in connection with the initial entry into the 2015 Collaboration Agreement, Vertex also made a $30.0 million equity investment in us.

The initial focus of the 2015 Vertex collaboration was to use CRISPR/Cas9 technology to discover and develop gene-based treatments for hemoglobinopathies and cystic fibrosis. In 2017, Vertex exercised its option to co-develop and co-commercialize the hemoglobinopathies program for which net profits and losses, as applicable, will be shared equally by the parties. Matters relating to hemoglobinopathies targets are governed by the JDA, as summarized below. Further discovery efforts focused on a specified number of other genetic targets. Under the 2015 Collaboration Agreement, Vertex had the option to exclusively license treatments for a specified number of collaboration targets that emerged from the four-year research collaboration under certain of our platform and background intellectual property to develop, manufacture, commercialize, sell and use therapeutics directed to each such collaboration target. We were responsible for discovery activities, and the related expenses were fully funded by Vertex.

In October 2019, Vertex exercised the remaining options granted to it under the 2015 Collaboration Agreement to exclusively in-license three additional targets for the development of gene-based treatments using CRISPR-based gene editing. The targets include the cystic fibrosis transmembrane conductance regulator gene and two undisclosed targets. Under the terms of the 2015 Collaboration Agreement, we received an upfront payment of $30.0 million in connection with the option exercise and have the potential to receive up to $410.0 million in development, regulatory and commercial milestones, as well as royalty payments in the single digits to low teens on net product sales for each of the three targets. The milestone and royalty payments are each subject to reduction under certain specified conditions set forth in the 2015 Collaboration Agreement. For these targets, Vertex is solely responsible for all research, development, manufacturing and global commercialization activities and Vertex received exclusive rights to develop and commercialize products related to these targets globally. The research term of the 2015 Collaboration Agreement has expired, and Vertex no longer holds rights to in-license additional targets under the 2015 Collaboration Agreement.

Either party can terminate the 2015 Collaboration Agreement upon the other party’s material breach, subject to specified notice and cure provisions. Vertex also has the right to terminate the 2015 Collaboration Agreement for convenience at any time upon 90 days’ written notice prior to any product receiving marketing approval and upon 270 days’ notice after a product has received marketing approval. We may also terminate the 2015 Collaboration Agreement in the event Vertex challenges any of our patent rights.

Absent early termination, the 2015 Collaboration Agreement will continue until the expiration of the Vertex’s payment obligations under the 2015 Collaboration Agreement.

Joint Development Agreement

In December 2017, we entered into the JDA with Vertex. The initial focus of the JDA is for the development of CTX001 for TDT and SCD. In connection with entering into the JDA, we received a $7.0 million up-front payment from Vertex and subsequently received a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate. The net profits and net losses, as applicable, incurred under the JDA will be shared equally between us and Vertex.

The JDA includes, among other things, provisions relating to the following:

Governance. We and Vertex will form the following committees: (i) a joint steering committee to provide high-level oversight and decision making regarding the activities covered by the JDA, (ii) a joint development committee to provide oversight and decision making-making regarding development activities, (iii) a joint commercialization committee to provide oversight and decision-making regarding commercialization activities and (iv) a joint manufacturing committee to provide oversight and decision-making regarding manufacturing activities. Each of the committees will contain an equal number of representatives from each of us and Vertex.

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

2019 Collaboration Agreement

On June 6, 2019, we and Vertex entered the 2019 Collaboration Agreement, pursuant to which we and Vertex agreed to collaborate to develop and commercialize products for the treatment of DMD and DM1.

The 2019 Collaboration Agreement includes, among other things, provisions relating to the following:

Governance. We and Vertex will form a joint advisory committee to provide high-level oversight and coordination of the activities covered by the 2019 Collaboration Agreement.

Development and Commercialization. The 2019 Collaboration Agreement provides that Vertex will be responsible for development and commercialization activities, subject to our option, exercisable during a specified exercise period, to co-develop and co-commercialize products for the treatment of DM1.

Financial Terms. In connection with entering into the 2019 Collaboration Agreement, we received a $175.0 million up-front payment from Vertex. We are eligible to receive milestone payments from Vertex of up to $825.0 million in the aggregate, depending on the numbers and types of products that achieve pre-determined development and commercial milestones. We are also eligible to receive royalties on the sales of products ranging from the low single digits to the low double digits.

Co-Development and Co-Commercialization Option. If we elect to co-develop and co-commercialize products for the treatment of DM1, we would reimburse Vertex for fifty percent (50%) of the DM1 research and development costs incurred by Vertex and would be responsible for fifty percent (50%) of such costs going forward. We would receive, in lieu of further milestone or royalty payments associated with DM1 development and commercialization activities, fifty percent (50%) of all profits from sales of such products and would be responsible for fifty percent (50%) of all losses.

Termination. Either party may terminate the 2019 Collaboration Agreement upon the other party’s material breach, subject to specified notice and cure provisions. We may also terminate the 2019 Collaboration Agreement in the event Vertex commences or participates in any action or proceeding challenging the validity or enforceability of any patent that is licensed to Vertex pursuant to the 2019 Collaboration Agreement. Vertex may also terminate the 2019 Collaboration Agreement upon our bankruptcy or insolvency, or for convenience at any time, after giving written notice.

If circumstances arise pursuant to which Vertex would have the right to terminate the 2019 Collaboration Agreement on account of an uncured material breach, Vertex may elect to keep the 2019 Collaboration Agreement in effect and reduce by a specified percentage the applicable royalties payable in respect of the product(s) that are the subject of the breach.

Bayer

In December 2015, we and Bayer entered into a joint venture agreement, or the Joint Venture Agreement, pursuant to which we and Bayer established Casebia to discover, develop and commercialize CRISPR/Cas9 gene-editing therapeutics to treat the genetic causes of bleeding disorders, autoimmune disease, blindness, hearing loss and heart disease. Under the Joint Venture Agreement, Bayer made available its protein engineering expertise and relevant disease know-how and we made available our proprietary CRISPR/Cas9 gene-editing technology and intellectual property. We and Bayer each held a 50% partnership interest in Casebia.

In December 2019, we, Bayer, certain subsidiaries and affiliates of us and Bayer, and Casebia entered into a series of transactions by which, among other things, Casebia became a wholly-owned subsidiary of ours; we and Bayer terminated the joint venture; and we and Bayer entered into a new option agreement, or the 2019 Option Agreement.

Retirement Agreement

On December 13, 2019, we, Bayer and Casebia entered into an agreement, or the Retirement Agreement, pursuant to which Casebia retired Bayer’s outstanding partnership interests in exchange for up to $22.0 million returned from Casebia operating cash less certain estimated interim operating expenses, subject to potential post-closing adjustments, or the Retirement.

In connection with the Retirement, our wholly-owned subsidiary simultaneously acquired a 1% partnership interest in Casebia in exchange for a capital contribution in an amount equal to 1% of the fair market value of Casebia. Accordingly, after effecting the Retirement, we and our wholly-owned subsidiary own 100% of the partnership interests in Casebia. The completion of the Retirement occurred simultaneously with the signing of the Retirement Agreement.

The Retirement Agreement contains customary representations and warranties and other customary terms for a transaction of this type.

In connection with the Retirement, the parties also entered into certain other ancillary agreements, including a joint venture termination agreement and option agreement, each summarized below.

Joint Venture Termination Agreement

In connection with entering into the Retirement Agreement, we, Bayer, certain subsidiaries and affiliates of us and Bayer, and Casebia entered into an agreement, or the Joint Venture Termination Agreement, pursuant to which we and Bayer agreed to terminate the Joint Venture Agreement consistent with the terms of such agreement.

Under the Joint Venture Termination Agreement, Casebia-owned patents, know-how and technology are now co-owned by us and Bayer, subject to certain exclusive licenses granted therein. In addition, the parties modified their rights and obligations under an amended and restated intellectual property management agreement and terminated other agreements between the parties related to the joint venture, including the CRISPR IP Contribution Agreement with Casebia, dated as of March 16, 2016, pursuant to which we and certain of our affiliated entities granted Casebia an exclusive, worldwide, fully paid-up, royalty-free license, including the right to sublicense, to the use of our CRISPR/Cas technology to research, develop, produce, commercialize and sell products in certain fields and the existing Option Agreement, dated as of March 16, 2016, by and between us, Bayer and Casebia.

2019 Option Agreement

In connection with entering into the Retirement Agreement and the Joint Venture Termination Agreement, we and Bayer also entered into the 2019 Option Agreement pursuant to which Bayer obtained an option (exercisable during a specified exercise period defined by future events, but in no event longer than five years after the effective date of the 2019 Option Agreement) to co-develop and co-commercialize two products for the diagnosis, treatment, or prevention of certain autoimmune disorders, eye disorders, or hemophilia A disorders. In the event Bayer elects to co-develop and co-commercialize a product, the parties will negotiate and enter into a co-development and co-commercialization agreement, or a Co-Commercialization Agreement, for such product, and Bayer would be responsible for 50% of the research and development costs incurred by us for such product going forward. Bayer would receive 50% of all profits from sales of such product and would be responsible for 50% of all losses.

If Bayer elects to exercise its option to co-develop and co-commercialize a product, Bayer will make a one-time $20.0 million payment, or the Option Payment, to us that will become non-refundable once the parties execute a Co-Commercialization Agreement with respect to such optioned product. The Option Payment is payable only once with respect to the first time Bayer exercises an option under the 2019 Option Agreement.

In addition, following Bayer’s exercise of its option and/or the execution of a Co-Commercialization Agreement for an optioned product, for a period beginning on the effective date of such Co-Commercialization Agreement and ending on the earlier of the three-month anniversary of such effective date or during the 90-day negotiation process of such Co-Commercialization Agreement, Bayer has a right to negotiate an exclusive license to develop and commercialize such optioned product. If Bayer exercises such right, the parties will enter into an exclusive license agreement for such optioned product on terms mutually agreeable to the parties. Further, the Option Payment paid for such optioned product would become credited against payments due under such exclusive license or any other exclusive license entered into in connection with the 2019 Option Agreement.

Either party may terminate the 2019 Option Agreement upon the other party’s material breach, subject to specified notice and cure provisions. We may also terminate the 2019 Option Agreement in the event Bayer commences or participates in any action or proceeding challenging the validity or enforceability of any CRISPR patent necessary or useful for the research, development, manufacture or commercialization of a product that is the subject of the 2019 Option Agreement. Bayer may also terminate the 2019 Option Agreement upon our bankruptcy or insolvency, or for convenience at any time, after giving written notice.

ViaCyte

In September 2018, we and ViaCyte entered into a research collaboration agreement, or the ViaCyte Collaboration Agreement. Pursuant to the ViaCyte Collaboration Agreement, we and ViaCyte established a research plan, or the Research Plan, for the purpose of designing and advancing allogeneic cell therapies derived from gene edited human stem cells for use in the treatment of diabetes type 1, diabetes type 2 and insulin dependent diabetes, or the Field.

For purposes of carrying out the parties’ respective activities under the Research Plan, each party granted the other party a non-exclusive, royalty free, fully-paid, worldwide license to perform those activities during the research term. In addition, each party also granted the other party a non-exclusive license to research, develop, manufacture and commercialize products and product candidates for use in the Field, which is exercisable only upon the occurrence of certain termination events.

We and ViaCyte have formed a Joint Research Committee, or the JRC, comprised of three representatives from each of us and ViaCyte to review the progress of the research activities. All decisions by the JRC are made by consensus subject to specified dispute resolutions procedures. Each party to the ViaCyte Collaboration Agreement will be responsible for the costs incurred in connection with their respective activities set forth in the Research Plan. During the Research Term, neither party nor any of its affiliates may, alone or in conjunction with a third party, conduct discovery, research, development, manufacturing or commercialization activities with respect to any product which employs allogeneic cell therapy derived from gene-edited human stem cell for use in the Field.

Pursuant to the ViaCyte Collaboration Agreement, in 2018 we issued an aggregate of 380,148 shares and paid an aggregate of $1.2 million to ViaCyte in satisfaction of our upfront payment obligations. Refer to Note 7 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Either party may terminate the ViaCyte Collaboration Agreement for convenience or uncured material breach, upon notice of a specified period. Either party may also terminate the ViaCyte Collaboration Agreement upon notice if the other challenges the enforceability, validity or scope of any patent rights belonging to the other party, unless the challenging party withdraws or causes the challenge to be withdrawn within a specified period. The ViaCyte Collaboration Agreement also may be terminated by either party upon the insolvency of the other party. In the event either party is acquired by specified third parties the ViaCyte Collaboration Agreement may be terminated, at the election of the non-acquired party, upon the closing of such acquisition.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, know-how and improvements that we believe are commercially important to our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties, that cover our gene-editing technology, existing and planned therapeutic programs. We also rely on trade secret protection and confidentiality agreements to protect our proprietary technologies and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, as well as continuing technological innovation and seeking in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene editing. We additionally rely on trademark protection, copyright protection and regulatory protection available via orphan drug designations, data exclusivity, market exclusivity, and patent term extensions. Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for our technology, our ability to defend and enforce our intellectual property rights and our ability to operate without infringing any valid and enforceable patents and proprietary rights of third parties. We also protect the integrity and confidentiality of our data, know-how and trade secrets by maintaining physical security of our premises and physical and electronic security of our information systems.

In-Licensed Intellectual Property from Dr. Charpentier

In April 2014, pursuant to an exclusive license with Dr. Charpentier, we licensed certain rights to a worldwide patent portfolio which covers various aspects of our genome editing platform technology including, for example, compositions of matter, including additional CRISPR/TRACR/Cas9 complexes, and methods of use, including their use in targeting or cutting DNA. We refer to this worldwide patent portfolio as the “Patent Portfolio”. This license is limited to therapeutic products such as pharmaceuticals and biologics and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions. For further information about this license, please see “Business – CRISPR License with Dr. Charpentier.”

In addition to Dr. Charpentier, the Patent Portfolio has named inventors who assigned their rights either to the Regents of the University of California, or California, or the University of Vienna, or Vienna. California’s rights are subject to certain overriding obligations to the sponsors of its research, including the Howard Hughes Medical Institute and the U.S. Government. Caribou Biosciences, or Caribou, had reported that it had an exclusive license to patent rights from California and Vienna, subject to a retained right to allow non-profit entities to use the inventions for research and educational purposes. Intellia Therapeutics, Inc., or Intellia Therapeutics, had reported that it had an exclusive license to such rights from Caribou in certain fields. We refer collectively to Dr. Charpentier, California, and Vienna as the “CVC Group”.

In January 2016, the U.S. Patent and Trademark Office, or USPTO, declared an interference (Interference No. 106,048, or ‘048 interference) between one of the pending U.S. patent applications (now issued as U.S. Patent No. 10,266,850) included in the Patent Portfolio and twelve issued U.S. patents owned jointly by the Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College, which we refer to individually and collectively as the Broad. The interference was redeclared in March 2016 to add a U.S. patent application owned by the Broad. An interference is a proceeding conducted at the USPTO by the Patent Trial and Appeal Board, or PTAB, to determine which party was the first to invent subject matter claimed by at least two parties.

Following motions by the parties and other procedural matters, the PTAB concluded in February 2017 that the ‘048 interference should be terminated without deciding which party was the first to invent. In its decision, the PTAB concluded that the claim sets presented by the two parties were considered patentably distinct from each other because the involved CVC Group patent application’s claims were broader in scope in that they were not restricted to use in eukaryotic cells, whereas Broad’s claims were so limited.  In April 2017, the CVC Group appealed the PTAB decision to the U.S. Court of Appeals for the Federal Circuit, or the Federal Circuit. In the appeal, the CVC Group asked the court to review and reverse the PTAB’s February 2017 decision, which terminated the interference without determining which inventors first invented the use of the CRISPR/Cas9 genome editing technology in eukaryotic cells. The Federal Circuit conducted a hearing on the appeal on April 30, 2018, and on September 10, 2018, affirmed the PTAB’s decision to terminate the interference proceeding. As a result of the Federal Circuit’s decision, U.S. Serial No. 13/842,859, which was previously considered allowable, was released from the interference and issued as U.S. Patent No. 10,266,850.

In June 2019, we received notification that the USPTO initiated a new interference proceeding at the PTAB, which the PTAB redeclared in August 2019 (Interference No. 106,115, or ‘115 interference). The ‘115 interference involves fourteen (14) pending U.S. patent applications co-owned by the CVC Group and thirteen (13) patents and a patent application owned by the Broad. Specifically, the PTAB declared the ‘115 interference between the CVC Group’s pending U.S. Patent Application Nos. 15/947,680; 15/947,700; 15/947,718; 15/981,807; 15/981,808; 15/981,809; 16/136,159; 16/136,165; 16/136,168; 16/136,175; 16/276,361; 16/276,365; 16/276,368; and 16/276,374, and the Broad’s U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; 9,840,713, and U.S. Patent Application No. 14/704,551. This list includes the same twelve Broad patents and application that were involved in the ‘048 interference. In contrast, none of the issued U.S. patents the CVC Group owns are subject to this proceeding.  The CVC Group’s inventions that are the subject of the ‘115 interference were first filed with the USPTO in May of 2012, while the Broad filed its first application seven months later in December of 2012.  However, the 14 CVC Group patent applications that are involved in the current interference are continuing patent applications that were filed in 2018 and claim priority to the CVC Group’s original 2012 filing, while the Broad’s involved patents and patent application were filed between 2013 and 2015.  Because the PTAB accorded neither party the benefit of any of its first filing dates, but instead accorded only the benefit of the actual filing dates of the involved patents and patent applications, the CVC Group was by default named the Junior Party.  Both parties have filed motions requesting benefit of their earliest priority dates (the CVC Group in May 2012 and the Broad in December 2012) during the interference proceeding.

We expect the CVC Group will continue to prosecute patent claims covering inventions included in the Patent Portfolio, which could also result in additional allowable or issued patents in the United States, Europe or other foreign jurisdictions.  The patents and patent applications within the Patent Portfolio are, or may in the future be, subject to further intellectual property proceedings and disputes in the U.S.  The CVC Group, Broad or other parties could seek a new interference involving some or all of the technology in the Patent Portfolio, and any existing or new patents could be the subject of other challenges to their validity of enforceability. If an interference was declared, either party could appeal an adverse decision to the Federal Circuit. In any case, it may be years before there is a final determination on priority. Pursuant to the terms of the license agreement with Dr. Charpentier, we are responsible for covering or reimbursing Dr. Charpentier’s patent prosecution, defense and related costs associated with our in-licensed technology.

The patents and patent applications within the Patent Portfolio are, or may in the future be, involved in proceedings similar to interferences or priority disputes in Europe or other foreign jurisdictions. For example, the Opposition Division has initiated opposition proceedings against European Patent Nos. EP 2,800,811 B1, EP 3,241,902 B1 and EP 3,401,400.  The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims.  We cannot be certain which of these results, if any, will actually occur or at what time, and the effects that any such results may have on us and our intellectual property position are currently unknown.

For further information regarding risks regarding the interference and patent rights held by third parties, please see “Risk Factors—Risks Related to Intellectual Property.”

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement, or the IMA, with California, Vienna, Dr. Charpentier, Intellia Therapeutics, Caribou, ERS Genomics Ltd., or ERS, and our wholly-owned subsidiary TRACR Hematology Ltd., or TRACR. Under the IMA, California and Vienna retroactively consent to Dr. Charpentier’s licensing of her rights to the CRISPR/Cas9 intellectual property, pursuant to our license with Dr. Charpentier, to us, TRACR, and ERS, in the United States and globally. The IMA also provides retroactive consent of co-owners to sublicenses granted by us, TRACR and other licensees, prospective consent to sublicenses they may grant in future, retroactive approval of prior assignments by certain parties, and provides for, among other things, (i) good faith cooperation among the parties regarding patent maintenance, defense and prosecution, (ii) cost-sharing arrangements, and (iii) notice of and coordination in the event of third-party infringement of the subject patents and with respect to certain adverse claimants of the CRISPR/Cas9 intellectual property. Unless earlier terminated by the parties, the IMA will continue in effect until the later of the last expiration date of the patents underlying the gene-editing technology, or the date on which the last underlying patent application is abandoned. For further information regarding the effects of joint ownership in the United States and in other jurisdictions worldwide, please see “Risk Factors – The Intellectual Property That Protects Our Core Gene-Editing Technology Is Jointly Owned, And Our License Is From Only One Of The Joint Owners, Materially Limiting Our Rights In The United States And In Other Jurisdictions.”

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

Our U.S. trademark estate consists of 8 pending applications, including for CTX001, CTX101, CTX110, CTX120, CTX130, and CRISPR TX, as well as several U.S. registrations, including for CRISPR THERAPEUTICS and the CRISPR THERAPEUTICS logo. Our international trademark estate consists of 15 pending applications and 3 International Registrations, including a pending application for CRISPR THERAPEUTICS in the EU, Switzerland, and UK. We also have International Registrations for CTX001, CTX101, and the CRISPR THERAPEUTICS logo designating the EU, Switzerland, and UK.

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

License Agreements

CRISPR License With Dr. Charpentier

In April 2014, we entered into a license agreement, or the Charpentier License Agreement, with Dr. Charpentier, one of our co-founders, pursuant to which we received an exclusive license under Dr. Charpentier’s joint ownership interest in the Patent Portfolio, to research, develop and commercialize therapeutic products such as pharmaceuticals or biological preparations, and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions, other than hemoglobinopathies, which we refer to as the CRISPR Field. The license is exclusive, even as to Dr. Charpentier, except that she retains a non-transferable right to use the technology for her own research purposes and in research collaborations with academic and non-profit partners. The exclusive license is granted only under Dr. Charpentier’s interest in the patent applications and the exclusivity is not granted under any other joint owner’s interest. Additionally, the Charpentier License Agreement granted us an exclusive, worldwide, royalty-free sublicense, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic products relating to the CRISPR Field which incorporate any intellectual property that TRACR develops under its license with Dr. Charpentier. In turn, we granted to Dr. Charpentier an exclusive license with the obligation to sublicense to TRACR any intellectual property we develop under the license with Dr. Charpentier for treatment and prevention of hemoglobinopathies in humans, including, without limitation, sickle cell disease and thalassemia.

Under the terms of the Charpentier License Agreement, as consideration for the license, Dr. Charpentier received a technology transfer fee, an immaterial annual maintenance fee, immaterial milestone payments that will be due after the initiation of clinical trials, a low single digit percentage royalty on net sales of licensed products, and a low single digit percentage royalties of sublicensing revenue. We are obligated to use commercially reasonable efforts to obtain regulatory approval to market a licensed therapeutic product. CRISPR must use commercially reasonable efforts to file a U.S. Investigational New Drug application (or its equivalent in a major market country for a therapeutic product in the CRISPR field) by April 2021. In addition, CRISPR must use commercially reasonable efforts to file a U.S. Investigational New Drug application (or its equivalent in a major market country) for a therapeutic product in the CRISPR field by April 2024.

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

TRACR License With Dr. Charpentier

In April 2014, concurrently with our license agreement with Dr. Charpentier, TRACR entered into a license agreement, or the TRACR License Agreement, with Dr. Charpentier, a minority shareholder of TRACR, under the Patent Portfolio. Pursuant to the TRACR License Agreement, TRACR was granted an exclusive, worldwide, royalty-bearing license, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic and diagnostic products for the treatment and prevention of hemoglobinopathies in humans, including sickle cell disease and thalassemia, or the TRACR Field. TRACR also received a non-exclusive, worldwide, royalty-free license, including the right to sublicense, to carry out internal pharmaceutical research for therapeutic products outside of the TRACR Field and an exclusive, worldwide, royalty-free sublicense, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic products relating to the TRACR Field which incorporate any intellectual property that CRISPR develops under its license with Dr. Charpentier. In turn, TRACR granted to Dr. Charpentier an exclusive license to sublicense to CRISPR any intellectual property that TRACR develops under the license with Dr. Charpentier for use in the CRISPR Field.

TRACR is obligated to use commercially reasonable efforts to research, develop, and commercialize at least one therapeutic product for the prevention or treatment of human disease under the license agreement. TRACR must use commercially reasonable efforts to file a U.S. Investigational New Drug application (or its equivalent in a major market country) for a therapeutic product in the TRACR field by April 2021. In addition, TRACR must use commercially reasonable efforts to file a U.S. Investigational New Drug application (or its equivalent in a major market country) for a therapeutic product in the TRACR field by April 2024. TRACR is solely responsible for all clinical, regulatory and development costs.

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

Enabling Technologies

In support of our lead ex vivo programs, we have entered into a commercial license agreement with MaxCyte Incorporated, or MaxCyte. The license provides CRISPR and Casebia a non-exclusive commercial-use right to MaxCyte’s cell engineering platform to develop CRISPR/Cas9-based therapies for hemoglobin-related diseases and severe combined immunodeficiency. Our lead program, CTX001, utilizes MaxCyte’s Flow Electroporation Technology to deliver CRISPR/Cas9 components to hematopoietic stem cells. In November 2018, we expanded our existing relationship with MaxCyte to deploy MaxCyte’s Flow Electroporation Technology to develop CRISPR/Cas9-based therapies in immuno-oncology.

In support of our allogeneic CAR-T platform, we have entered into a license agreement with KSQ Therapeutics Incorporated, or KSQ, whereby we gained access to KSQ intellectual property for editing certain novel gene targets in our allogeneic oncology cell therapy programs, and KSQ gained access to our intellectual property for editing novel gene targets identified by KSQ as part of its current and future engineered tumor infiltrating lymphocyte cell programs.

We have also formed several collaborations to support our in vivo programs. We have a collaboration with CureVac AG, or CureVac, to develop novel Cas9 mRNA constructs with improved properties for gene editing in the liver, such as increased potency, decreased duration of expression and reduced potential for immunogenicity. As part of the collaboration, CureVac will provide mRNA manufacturing through clinical development and commercialization.

We have also entered into a development and option agreement with StrideBio, Inc., or StrideBio, to develop novel AAV vectors for in vivo gene-editing applications. Under the agreement, StrideBio will use its proprietary structure-guided evolution platform to develop AAV vectors with improved properties, such as tissue specificity and reduced susceptibility to immune responses. Under this agreement we have the option to exclusively license AAV vectors with desired properties for certain of our in vivo programs.  In February 2019, we expanded our existing relationship with StrideBio to develop AAV vectors for additional undisclosed applications.

We also entered into a multi-year research collaboration and license agreement with ProBioGen AG, or ProBioGen, focused on the development of novel in vivo delivery modalities for CRISPR/Cas9 leveraging ProBioGen’s existing technology and expertise. The collaboration includes a license option for CRISPR Therapeutics upon successful completion of the research goals.

Additionally, we have access to non-viral delivery technology through an exclusive license from the Massachusetts Institute of Technology to a family of LNP technologies developed in the lab of Dr. Daniel G. Anderson, a scientific founder of CRISPR Therapeutics.

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

Competition

The biotechnology and pharmaceutical industries, including in the gene editing, gene therapy and cell therapy fields, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we currently face, and will continue to face, substantial competition from many different sources, including large pharmaceutical, specialty pharmaceutical and biotechnology companies; academic institutions and governmental agencies; and public and private research institutions, some or all of which may have greater access to capital or resources than we do. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, we will have to compete with new therapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene editing, gene therapy and cell therapy. In addition, we compete with companies working to develop therapies in areas related to our specific research and development programs.

Our platform and product focus is on the development of therapies using CRISPR/Cas9 gene-editing technology. We are aware of several companies focused on developing therapies in various indications using CRISPR/Cas9 gene-editing technology, including Intellia Therapeutics and Editas Medicine. In addition, several academic groups have developed new gene-editing technologies based on CRISPR/Cas9, such as base editing and prime editing, that may have utility in therapeutic development. Companies seeking to develop therapies based on these technologies include Beam Therapeutics and Prime Medicine.

There are also companies developing therapies using additional gene-editing technologies, such as TALENs, meganucleases and ZFNs. These companies include Allogene Therapeutics, bluebird bio, Cellectis, Precision BioSciences and Sangamo Therapeutics.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In hemoglobinopathies, these companies include Acceleron Pharma, Aruvant Therapeutics, bluebird bio, Editas Medicine, Global Blood Therapeutics, Novartis Pharmaceuticals, Orchard Therapeutics, and Sangamo Therapeutics. In immuno-oncology, these companies include Allogene Therapeutics, bluebird bio, Bristol Myers Squibb, Cellectis, Fate Therapeutics, Gilead Sciences, Novartis Pharmaceuticals, Poseida Therapeutics and Precision BioSciences. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Sana Biotechnology and Semma Therapeutics (acquired by Vertex in 2019). In in vivo, these companies include Editas Medicine, Intellia Therapeutics, Sarepta Therapeutics, Ultragenyx and Verve Therapeutics.

Gene editing is a highly active field of research and new technologies, related or unrelated to CRISPR, may be discovered and create new competition. These new technologies could have advantages over CRISPR/Cas9 gene editing in some applications and there can be no certainty that other gene-editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Editas has exclusively licensed a CRISPR system involving a different CRISPR-associated nuclease, Cas12a (Cpf1), which can also edit human DNA, as well as advanced forms of Cas9. Editas and certain of its scientific founders have asserted that Cas12a may work better than Cas9 in some cases. Cas9 may be determined to be less attractive than Cas12a or other CRISPR proteins that have yet to be discovered. Multiple academic labs and companies have also published on other CRISPR-associated nuclease variants that can edit human DNA.

In addition to competition from other gene-editing therapies or gene or cell therapies, any product we may develop may also face competition from other types of therapies, such as small molecule, antibody or protein therapies. In addition, new scientific discoveries may cause CRISPR/Cas9 technology, or gene editing as a whole, to be considered an inferior form of therapy.

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have broader acceptance and higher rates of reimbursement by third party payors or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.

If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing, gene therapy, and cell therapy products. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment, and product sales. In addition, due to the intense research and development taking place in the gene-editing field, including by us and our competitors, the intellectual property landscape is in flux and highly competitive. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future. For example, see our discussion of the ‘048 interference, the ‘115 interference and European opposition proceedings above in “Business—Intellectual Property—In-Licensed Intellectual Property from Dr. Charpentier” and in “Legal Proceedings.”

Furthermore, we may be involved in other interference proceedings or other disputes in the future. For example, Toolgen Inc., or Toolgen, filed Suggestions of Interference in the USPTO on April 13, 2015, and December 3, 2015, suggesting that they believe some of the claims in pending U.S. applications owned by Toolgen (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510, respectively) interfere with certain claims in five of the Broad patents previously involved in the interference with Dr. Charpentier, California and Vienna. The USPTO may, in the future, declare an interference between our patent application and one or more Toolgen, patent applications. We are also aware of additional third parties that have pending patent applications relating to CRISPR technologies, which similarly may or may not lead to further interference proceedings. For example Vilnius University, or Vilnius, has filed applications in the United States and in other jurisdictions (published internationally as WO2013/141680 and WO2013/142578 and granted as a patent in the United States as U.S. Patent No. 9,637,739), Harvard University, or Harvard, has filed applications in the United States and in other jurisdictions (published internationally as WO2014/099744 and granted as a patent in the United States as U.S. Patent No. 9,023,649), and Sigma-Aldrich has filed applications in the United States and in other jurisdictions (published internationally as WO2014/089290), each claiming aspects of gene-editing technology based on applications claiming priority to provisional filings in 2012. Numerous other filings are based on provisional applications filed after 2012.

The Broad, Toolgen, Vilnius, Harvard, Sigma-Aldrich and other parties routinely file international counterparts of their U.S. applications, some of which have been granted or could in the future be granted in Europe and/or other non-U.S. jurisdictions. We and third parties have initiated opposition proceedings against some of these grants, and we may in the future oppose other grants to these or other applicants. For example, we and eight other entities opposed the Broad’s EP 2,771,468, or the ‘468 patent.  The ‘468 patent was revoked in January 2018; the decision was appealed by the patentees and the appeal will be heard in January 2020. In addition to the ‘468 patent, three other of the Broad’s European patents have been revoked (EP 2,764,103, 2,784,162 and 2,931,898); and two have been maintained but in amended form with substantial limitations in the scope of claims.  Oppositions are also now pending with respect to a number of other patents granted to them in Europe. Similarly, our intellectual property may in the future become involved in opposition proceedings in Europe or other jurisdictions. For example, issued European patents we in-licensed from Dr. Charpentier have been opposed by multiple third parties. The oppositions to the European patents could lead to the revocation of the patents in whole or in part, or could lead to the claims being narrowed in a way that could impair or preclude our ability to enforce the patents against competitors in Europe.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. Some jurisdictions outside of the United States also regulate the pricing of such products. The processes for obtaining marketing approvals in the United States and in other countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug, and Cosmetic Act, or FDCA, and their implementing regulations. The failure to comply with the applicable U.S. requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process or post-approval process, may subject an applicant to delays in the conduct of a study, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA or the Department of Justice or other governmental entities.

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

As a result, submission of the IND may result in the FDA not allowing the trials to commence or not allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the conduct of the IND study, including safety concerns or concerns due to non-compliance, it may impose a partial or complete clinical hold. This order issued by the FDA would delay either a proposed clinical study or cause suspension of an ongoing study, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed or recommence but only under terms authorized by the FDA. This could cause significant delays or difficulties in completing planned clinical studies in a timely manner.

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

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, subject informed consent, ethical factors, and the safety of human subjects. An IRB must operate in compliance with FDA regulations. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on access to certain data from the study. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA, and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution established under the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines.  The IBC assess the safety of the research and identifies any potential risk to public health or the environment.

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

Progress reports detailing the results, if known, of the clinical trials must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators within 15 calendar days of receipt by the sponsor or its agents after determining that the information qualifies for such expedited reporting. IND safety reports are required for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk to humans exposed to the drug, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Additionally, a sponsor must notify FDA within 7 calendar days after receiving information concerning any unexpected fatal or life-threatening suspected adverse reaction.

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

Special Regulations and Guidance Governing Gene Therapy Products

It is possible that the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR/Cas9 product candidates we may develop, but that remains uncertain at this point. The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material or by specifically altering host (human) genetic sequences. Examples of gene therapy products include nucleic acids (e.g., plasmids, in vitro transcribed ribonucleic acid), genetically modified microorganisms (e.g. viruses, bacteria, fungi), engineered site specific nucleases used for human genome editing and ex vivo genetically modified human cells. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

Although the FDA has indicated that its guidance documents regarding gene therapies are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events. Depending on the product type, long term follow up can be up to 15 years or as little as five years.

Previously, if a gene therapy trial was conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, a protocol and related documentation were required to be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines prior to the submission of an IND to the FDA. In addition, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily followed them. The NIH would convene the Recombinant DNA Advisory Committee, or RAC, a federal advisory committee, to discuss protocols that raised novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA notified the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public. In August 2018, the NIH published a notice in the Federal Register to seek public comment on its proposal to amend the NIH Guidelines to streamline oversight for human gene transfer clinical research protocols and reduce duplicative reporting requirements while focusing the NIH Guidelines more specifically on biosafety issues associated with research involving recombinant or synthetic nucleic acid molecules. The notice included proposed amendments to eliminate RAC review and reporting requirements to NIH for human gene transfer research protocols and to modify the roles and responsibilities of investigators, institutions, IBCs, the RAC, and the NIH to be consistent with these goals.  During the comment period and effective August 2018, the NIH stated it will no longer accept new human gene transfer protocols for the protocol registration process under the NIH Guidelines, or convene the RAC to review individual human gene transfer protocols.  The NIH Office of Science Policy also will not accept annual reports, safety reports, amendments or other documentation for any previously registered human gene transfer protocols under the NIH Guidelines.  In April 2019, NIH announced the updated guidelines, which reflect these proposed changes, and clarified that these trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. Only after FDA, IBC and other relevant approvals are in place can these protocols proceed.

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

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review, and regenerative advanced therapy designation.

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

Finally, the FDA can accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, as amended, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Regulation And Procedures Governing Approval Of Medicinal Products In The EU

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable health regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States, although the approval of a medicinal product in the United States is no guarantee of approval of the same product in the EU, either at all or within the same timescale as approval may be granted in the United States. The process entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the EMA, or the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by the EMA or these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the EU member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the ethics committee has issued a favorable opinion in relation to the clinical trial. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the relevant EU member states, and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation, which will be directly applicable in all EU member states (meaning that no national implementing legislation in each EU member state is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the new Clinical Trials Regulation, through an independent audit.

Marketing Authorization

To obtain a marketing authorization for a product under the EU regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU member states (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states (as well as Iceland, Norway and Liechtenstein). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of other diseases, or where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation or for which a centralized process is in the interest of patients at an EU level.

Specifically, the grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No 1394/2007 on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the Committee for Advanced Therapies, or CAT, at EMA, which provides an opinion regarding the application for marketing authorization for an advanced therapy medicinal product. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting an initial assessment of whether a product meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk profile. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion, together with supporting documentation, to the European Commission, who make the final decision to grant a marketing authorization. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time frame of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

PRIME scheme

EMA now offers a scheme that is intended to reinforce early dialogue with, and regulatory support from, EMA in order to stimulate innovation, optimize development and enable accelerated assessment of PRIority Medicines, or PRIME.  It is intended to build upon the scientific advice scheme and accelerated assessment procedure offered by EMA.  The scheme is voluntary and eligibility criteria must be met for a medicine to qualify for PRIME.

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial marketing authorization application through the centralized procedure.  Eligible products must target conditions for which there is an unmet medical need (meaning there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones.  Applicants will typically be at the exploratory clinical trial phase of development, and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address, to a significant extent, an unmet medical need.  In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

If a medicine is selected for the PRIME scheme, the EMA:

•	appoints a rapporteur from the CHMP or from the CAT to provide continuous support and to build up knowledge of the medicine in advance of the filing of a marketing authorization application;
•	issues guidance on the applicant’s overall development plan and regulatory strategy;
•	organises a kick-off meeting with the rapporteur and experts from relevant EMA committees and working groups;
•	provides a dedicated EMA contact person; and
•	provides scientific advice at key development milestones, involving additional stakeholders, such as health technology assessment bodies and patients, as needed.

Medicines that are selected for the PRIME scheme are also expected to benefit from EMA’s accelerated assessment procedure at the time of application for marketing authorization.  Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Regulatory Data Protection in the EU

In the EU, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the EU, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including advertising directed toward the prescribers of drugs, are strictly regulated in the EU under Directive 2001/83/EC, as amended. The advertising of prescription-only medicines to the general public is not permitted in the EU.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (i) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (ii) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions (i) and (ii), the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the ability to apply for a centralized EU marketing authorization. The grant of a marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the European Commission nor the member states can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity. There are a number of derogations from the ten-year period of market exclusivity pursuant to which the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication, including where the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior.

For other markets in which we might in the future seek to obtain marketing approval for the commercialization of products, there are other health regulatory regimes for seeking approval, and we would need to ensure ongoing compliance with applicable health regulatory procedures and standards, as well as other governing laws and regulations for each applicable jurisdiction.

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

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments, or HTAs) in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the level of discounting required in relation to the pricing of pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or intended to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, collectively HIPAA, which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services;

•

HIPAA, which impose obligations with respect to safeguarding the privacy, security, and transmission of individually identifiable information that constitutes protected health information, including mandatory contractual terms and restrictions on the use and/or disclosure of such information without proper authorization;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the U.S. Patient Protection and Affordable Care Act, as amended by the U.S. Health Care and Education Reconciliation Act, collectively the Affordable Care Act or ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires certain manufacturers and applicable group purchasing organizations to report ownership and investment interests held by physicians or their immediate family members, effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

The Foreign Corrupt Practices Act prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

•

analogous laws and regulations in other national jurisdictions and states, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable products to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient products to be covered under Medicare Part D, increased pursuant to the Bipartisan Budget Act of 2018 which became effective as of 2019;

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Further, CMS recently finalized regulations that give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. It is unclear what type of impact, if any, efforts such as this will have on our business.

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in  enacting legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Beyond challenges to the ACA, other legislative measures have also been enacted that may impose additional pricing and product development pressures on our business. For example, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA  approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy. We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

Employees

As of December 31, 2019, we had 304 full-time employees, 104 of whom held Ph.D. or M.D. degrees, 252 of whom were engaged in research and development, and 52 of whom were engaged in business development, finance, information systems, facilities, human resources, legal functions or administrative support. None of our employees is represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us. We consider our employee relations to be good.

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

Risks Related to Our Financial Position and Need for Additional Capital

We Have Incurred Significant Operating Losses Since Our Inception And Anticipate That We Will Incur Continued Losses For The Foreseeable Future.

We have funded our operations through public and private offerings of our equity securities, private placements of our preferred shares, convertible loans and collaboration agreements with strategic partners. Since inception, we have incurred significant operating losses. We generated net income of $66.9 million for the year ended December 31, 2019, but our net loss was $165.0 million and $68.4 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019 and 2018, we had an accumulated deficit of $224.7 million and $291.6 million, respectively. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•	continue our clinical trials for our various programs;
•	continue our current research programs and our preclinical and clinical development of product candidates;
•	seek to identify additional research programs and additional product candidates;
•	conduct IND supporting preclinical studies and initiate clinical trials for our product candidates;
•	initiate preclinical studies and clinical trials for any other product candidates we identify and choose to develop;
•	expand, maintain, enforce and/or defend our intellectual property estate;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	further develop our gene-editing technology;
•	hire additional clinical, quality control and scientific personnel;
•	establish or contract for manufacturing capabilities if we obtain regulatory approvals to manufacture our product candidates;
•	add operational, financial and management information systems and personnel, including personnel to support our product candidate development;
•	acquire or in-license other technologies;
•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•	operate as a public company.

As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing gene-editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. For example, while we were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and our gain resulting from the consolidation of Casebia, we do not expect to sustain our profitability in future years.

We Will Need To Raise Substantial Additional Funding, Which Will Dilute Our Shareholders. If We Are Unable To Raise Capital When Needed, We Would Be Forced To Delay, Reduce Or Eliminate Some Of Our Product Development Programs Or Commercialization Efforts.

The development of gene-editing product candidates is capital intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate preclinical studies and clinical trials for and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Bayer, Vertex or other future collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. In addition, relative to prior years when we were a private company, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2019, and 2018, we had cash of approximately $943.8 million and $456.6 million, respectively. In November 2019, we completed an offering of an aggregate of 4.9 million common shares, which were sold at a price to the public of $64.50 per share for aggregate net proceeds of $294.4 million, which were net of equity issuance costs of $20.7 million. With our cash on hand as of December 31, 2019, we expect cash and cash equivalents to be sufficient to fund our current operating plan through at least the next 24 months.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the scope, progress, results and costs of clinical trials, drug discovery, preclinical development, and laboratory testing for our wholly owned and partnered product candidates;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;
•	the success of our collaborations with Vertex and ViaCyte;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
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

We are early in our development efforts and the first clinical trial for any of our product candidates was initiated at the end of 2018. Each of our other programs requires additional discovery research and then preclinical development. All of our programs require clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product candidates must be approved for marketing by the FDA or certain other health regulatory agencies, including the EMA, before we may commercialize any product.

Our limited operating history, particularly in light of the rapidly evolving gene-editing field, may make it difficult to evaluate our technology and industry and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our shareholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

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

Our Ability To Use Tax Loss Carryforwards In Switzerland May Be Limited.

Under Swiss law, we are entitled to carry forward losses we incur for a period of seven years and we can offset future profits, if any, against such losses. Tax losses are only finally assessed by the tax authorities when offset with taxable profit (which will not be the case if are loss making). If not used, these tax losses will expire seven years after the year in which they occurred. Due to our limited income, there is a high risk that the tax loss carry forwards will expire partly or entirely and as a result they would not be applied to reduce future cash tax payments. These carry forwards are fully reserved and will remain so until we become consistently profitable.

The effective corporate income tax rate in the Canton of Zug for 2019 amounts to 14.35% (federal, cantonal and communal). As already mentioned above, no tax ruling was filed with the Zug tax authorities for applying for the taxation as mixed company. However, up until and including the tax period 2019 a respective application for taxation as a mixed company can be made in the annual tax return and will be granted by the Zug tax authorities, assuming we fulfill the respective criteria. The effective corporate income tax rate as mixed company in the Canton of Zug ranges between 8.53% and 9.55% on the profit before taxes, depending on the number of full-time equivalents employed in Switzerland in a given year. The maximum tax rate applies in case we employ more than 30 full time equivalents by the end of a given year.

As of January 1, 2020, the Canton of Zug introduced its law on the corporate tax reform. According to this new law, the ordinary effective corporate income tax rate has been reduced to 11.91% (federal, cantonal and communal) and, among others, the privileges for mixed companies have been abolished. Furthermore, a number of additional tax benefits are implemented, including but not limited to generous rules for companies, which were previously taxed as mixed companies (e.g. special tax rate or step up of the tax based followed by tax effective depreciations in the following years). Determining which of these options would be most favorable and to what extend these rules are beneficial for us, depends on the development of our taxable profit during this period and must be assessed in the upcoming year.

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

We are early in our development efforts and have focused our research and development efforts to date on CRISPR/Cas9, gene-editing technology, identifying our initial targeted disease indications and our initial product candidates. Our future success depends heavily on the successful development of our CRISPR/Cas9 gene-editing product candidates. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of our current product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, our research programs, including those subject to our collaboration agreements with Vertex and ViaCyte and option agreement with Bayer, may fail to identify potential product candidates for clinical development for a number of reasons or may fail to successfully advance any product candidates through clinical development. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

We must file U.S. investigational new drug applications, or INDs, clinical trial applications, or CTAs, or their equivalents with regulatory authorities to commence clinical trials. The filing of future CTAs or INDs for any other product candidate we develop is subject to the identification and selection of guide RNA with acceptable efficiency. In addition, commencing any of our clinical trials is also subject to acceptance by the European regulatory authorities, or its equivalent, of our CTAs, or the FDA of our INDs, and finalizing the trial design based on discussions with the applicable regulatory authorities. In the event that the European regulatory authorities, FDA or their equivalent requires us to complete additional preclinical studies or we are required to satisfy other requests, our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, they could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. Our product candidates will require additional preclinical and clinical development, regulatory and marketing approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product development programs must be approved for marketing by the FDA, EMA or certain other health regulatory agencies, before we may commercialize our product candidates.

The success of our product candidates will depend on several factors, including the following:

•	successful completion of clinical trials and preclinical studies;
•	sufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;
•	ability to develop safe and effective delivery mechanisms for our in vivo therapeutic programs;
•	ability to identify optimal RNA sequences to guide genomic editing;

•	entry into collaborations to further the development of our product candidates;
•	approval of CTAs or INDs for our product candidates to commence clinical trials;
•	successful enrollment in, and completion of, clinical trials and preclinical studies;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates for the intended patient populations;
•	receipt of regulatory and marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
•	successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization or by us;
•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effective competition with other therapies and treatment options;
•	establishment and maintenance of healthcare coverage and adequate reimbursement;
•	enforcement and defense of intellectual property rights and claims;
•	maintenance of a continued acceptable safety profile of the product candidates following approval; and
•	achieving desirable medicinal properties for the intended indications.

Additionally, because our technology involves gene editing across multiple cell and tissue types, we are subject to many of the challenges and risks that gene therapies face, including:

•

regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future; to date, no products that involve the genetic modification of patient cells have been approved in the United States and only one gene therapy product has been approved in the EU;

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

Our CRISPR/Cas9 Gene-Editing Product Candidates Are Based On A New Gene-Editing Technology, Which Makes It Difficult To Predict The Time And Cost Of Development And Of Subsequently Obtaining Regulatory Approval, If At All. There Have Only Been A Limited Number Of Clinical Trials Of Product Candidates Based On Gene-Editing Technology And No Gene-Editing Products Have Been Approved In The United States Or In The EU.

CRISPR/Cas9 gene-editing technology is relatively new, and no products based on CRISPR/Cas9 or other similar gene-editing technologies have been approved in the United States or the EU and only a limited number of clinical trials of product candidates based on gene-editing technologies have been commenced. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. For example, because we have only very limited data from clinical trials in CTX001, we have not yet been able to fully assess safety in humans. In addition, because we have only recently commenced clinical trials for certain of our other product candidates, we have not yet been able to assess safety in humans. There may be long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, testing of our product candidates in animal models may not be predictive of the results we observe in human clinical trials of our product candidates for either safety or efficacy. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene-editing technology, or any similar or competitive gene-editing technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our gene-editing technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. No products based on gene-editing technologies have been approved by regulators. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the EU or how long it will take to commercialize our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

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

Regulatory requirements in the United States and in other jurisdictions governing gene therapy products have changed frequently and may continue to change in the future. In January 2020, the FDA issued several new guidance documents on gene therapy products. The FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. In addition to the government regulators, the IBC and IRB of each institution at which we conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

If Any Of The Product Candidates We May Develop Or The Delivery Modes We Rely On Cause Undesirable Side Effects, It Could Delay Or Prevent Their Regulatory Approval, Limit The Commercial Potential Or Result In Significant Negative Consequences Following Any Potential Marketing Approval.

Product candidates we may develop may be associated with undesirable side effects, unexpected characteristics or other serious adverse events, including off-target cuts of DNA, or the introduction of cuts in DNA at locations other than the target sequence. These off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. There also is the potential risk of delayed adverse events following exposure to gene-editing therapy due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene-editing products include an immunologic reaction after administration which could substantially limit the effectiveness of the treatment. Additionally, immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects could arise either during clinical development or, if such side effects are more rare, after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. If our CRISPR/Cas9 gene-editing technology demonstrates a similar effect, we may decide or be required to halt or delay preclinical development or clinical development of our product candidates. In addition to serious adverse events or side effects caused by any product candidate we may develop, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated.

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

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweighs the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop, several potentially significant negative consequences could result, including:

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

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for any rare genetically defined diseases we may target in the future. In addition, if patients are unwilling to participate in our gene-editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy or gene-editing fields, competitive clinical trials for similar patient populations, clinical trials with competing products, or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of any product candidates we may develop may be delayed. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as any product candidates we may develop, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;
•	size of the patient population and process for identifying subjects;
•	design of the trial protocol;
•	availability of eligible prospective patients that are otherwise eligible patients for competitive clinical trials;
•	availability and efficacy of approved medications for the disease under investigation;
•	availability of genetic testing for potential patients;
•	ability to obtain and maintain subject consent;
•	risk that enrolled subjects will drop out before completion of the trial;
•	eligibility and exclusion criteria for the trial in question;

•	perceived risks and benefits of the product candidate under trial;
•	perceived risks and benefits of gene editing and cellular therapies as therapeutic approaches;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

Enrollment delays in our clinical trials may result in increased development costs for any product candidates we may develop, which would cause our value to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations, and prospects.

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

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States, by EMA in the EU and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval or clearance to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval or clearance. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations, or CROs, or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

In order to eventually market any of our product candidates in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval in multiple jurisdictions could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in certain countries. Regulatory approval processes outside the United States involve all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and, as a company, do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation or Priority Review by the FDA, Orphan Drug Designation by the European Commission or PRIME Scheme by the EMA, Even If Granted for Any of Our Product Candidates, May Not Lead to a Faster Development, Regulatory Review or Approval Process, and It May Not Increase the Likelihood That Any of Our Product Candidates Will Receive Marking Approval.

We may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek Fast Track Designation for some of our product candidates. For instance, CTX001 has been granted Fast Track Designation by the FDA for the treatment of TDT and SCD. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA's priority review procedures.

We may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for one or more of our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for any of our product candidates. RMAT designation does not change the FDA's standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We may seek orphan drug designation, or ODD, from the European Commission for one or more of our product candidates. For instance, CTX001 has been granted ODD by the European Commission for the treatment of TDT and SCD. An ODD provides a number of benefits, including fee reductions, regulatory assistance, and the ability to apply for a centralized EU marketing authorization. The grant of a marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the European Commission nor the member states can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product.” However, the market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for ODD because, for example, the product is sufficiently profitable not to justify market exclusivity. There are a number of derogations from the ten-year period of market exclusivity pursuant to which the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication, including where the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior. There is no assurance that we will be able to obtain ODD for any of our other product candidates. ODD does not change the standards for product approval, and there is no assurance that such designation will result in expedited review or approval.

Finally, we may seek to qualify our product candidates under the PRIority MEdicines, or PRIME, scheme from the EMA. The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial marketing authorization application through the centralized procedure.  Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. There is no assurance that we will be able to obtain PRIME qualification for any of our product candidates. PRIME does not change the standards for product approval, and there is no assurance that such qualification will result in expedited review or approval. Moreover, where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Gene-Editing Products Are Novel And May Be Complex And Difficult To Manufacture. We Could Experience Manufacturing Problems That Result In Delays In The Development Or Commercialization Of Our Product Candidates Or Otherwise Harm Our Business.

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

Our product candidates involve editing the human genome. The clinical and commercial success of our product candidates will depend in part on public acceptance of the use of gene-editing therapies for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene editing is unsafe, unethical, or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy in general could result in greater government regulation and stricter labeling requirements of gene-editing products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

In particular, gene-editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene-editing technology to human embryos or the human germline. For example, in April 2016, a group of scientists reported on their attempts to edit the genome of human embryos to modify the gene for hemoglobin beta. This is the gene in which a mutation occurs in patients with the inherited blood disorder beta thalassemia. Although this research was purposefully conducted in embryos that were not viable, the work prompted calls for a moratorium or other types of restrictions on gene editing of human eggs, sperm, and embryos. Additionally, in November 2018, Dr. Jiankui He, a biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, reportedly claimed he had created the first human genetically edited babies, twin girls. This claim, and another that Dr. He had helped create a second gene-edited pregnancy, was subsequently confirmed by Chinese authorities and was negatively received by the public, in particular by those in the scientific community. News reports indicate that Dr. He was sentenced to three years in prison and fined $430,000 in December 2019 by the Chinese government for illegal medical practice in connection with such activities. In the wake of the claim, the World Health Organization established a new advisory committee to create global governance and oversight standards for human gene editing. The Alliance for Regenerative Medicine in Washington, D.C. has called for a voluntary moratorium on the use of gene-editing technologies, including CRISPR/Cas9, in research that involves altering human embryos or human germline cells and has also released principles for the use of gene editing in therapeutic applications endorsed by a number of companies that use gene-editing technologies. Similarly, the NIH has announced that it would not fund any use of gene-editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in many other European countries.

Although we do not use our technologies to edit human embryos or the human germline, such public debate about the use of gene-editing technologies in human embryos and heightened regulatory scrutiny could prevent or delay our development of product candidates. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair our development and commercialization of product candidates or demand for any products we may develop. Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers utilizing gene-editing technologies, even if not ultimately attributable to product candidates we may identify and develop, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of potential product candidates we may identify and develop, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates.

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

Any Product Candidate For Which We, Or Any Collaborators We May Have, Obtain Marketing Approval Could Be Subject To Restrictions Or Withdrawal From The Market, And We Or They May Be Subject To Substantial Penalties If We Or They Fail To Comply With Regulatory Requirements Or If We Or They Experience Unanticipated Problems With Our Products, When And If Any Of Them Are Approved.

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of biologics to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any collaborators we may have, do not market our products for their approved indications, we or they may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the United States Department of Justice. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our or other collaborators’ manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on such products, manufacturers, or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on the distribution or use of a product;
•	requirements to conduct post-marketing clinical trials;
•	receipt of warning or untitled letters;
•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory biologic recalls;
•	refusal to approve pending applications or supplements to approved applications that we or our collaborators submit;
•	fines, restitution, or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals or revocation of biologics licenses;
•	suspension of any ongoing clinical trials;
•	refusal to permit the import or export of our products;
•	product seizure or detention; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, we or our collaborators may lose any marketing approval that we or our collaborators may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Any government investigation of alleged violations of law, including investigations of any of our vendors, could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may also inhibit our or our collaborators’ ability to commercialize any product candidates we may develop and adversely affect our business, financial condition, results of operations, and prospects.

The Commercial Success Of Any Of Our Product Candidates Will Depend Upon Its Degree Of Market Acceptance By Physicians, Patients, Third-party Payors And Others In The Medical Community.

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from FDA in the United States, the EMA in the EU and other regulatory authorities internationally, the commercial success of our product candidates will depend, in significant part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy, durability and safety of such product candidates as demonstrated in any future clinical trials;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the cost of treatment relative to alternative treatments;
•	the clinical indications for which the product candidate is approved by FDA, the EMA or other regulatory authorities;
•	patient awareness of, and willingness to seek, genotyping;
•	the willingness of physicians to prescribe new therapies;
•	the willingness of the target patient population to try new therapies;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of FDA, the EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	relative convenience and ease of administration;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments; and
•	sufficient third-party payor coverage and reimbursement.

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

We Face Significant Competition In An Environment Of Rapid Technological Change, And The Possibility That Our Competitors May Achieve Regulatory Approval Before Us Or Develop Therapies That Are More Advanced Or Effective Than Ours, Which May Harm Our Business And Financial Condition And Our Ability To Successfully Market Or Commercialize Our Product Candidates.

The biotechnology and pharmaceutical industries, including in the gene editing, gene therapy and cell therapy fields, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we currently face, and will continue to face, substantial competition from many different sources, including large pharmaceutical, specialty pharmaceutical and biotechnology companies; academic institutions and governmental agencies; and public and private research institutions, some or all of which may have greater access to capital or resources than we do. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, we will have to compete with new therapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene editing, gene therapy and cell therapy. In addition, we compete with companies working to develop therapies in areas related to our specific research and development programs.

Our platform and product focus is on the development of therapies using CRISPR/Cas9 gene-editing technology. We are aware of several companies focused on developing therapies in various indications using CRISPR/Cas9 gene-editing technology, including Intellia Therapeutics and Editas Medicine. In addition, several academic groups have developed new gene-editing technologies based on CRISPR/Cas9, such as base editing and prime editing, that may have utility in therapeutic development. Companies seeking to develop therapies based on these technologies include Beam Therapeutics and Prime Medicine

There are also companies developing therapies using additional gene-editing technologies, such as transcription activator-like effector nucleases, meganucleases and zinc finger nucleases. These companies include Allogene Therapeutics, bluebird bio, Cellectis, Precision BioSciences and Sangamo Therapeutics.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In hemoglobinopathies, these companies include Acceleron Pharma, Aruvant Therapeutics, bluebird bio, Editas Medicine, Global Blood Therapeutics, Novartis Pharmaceuticals, Orchard Therapeutics and Sangamo Therapeutics. In immuno-oncology, these companies include Allogene Therapeutics, bluebird bio, Bristol Myers Squibb, Cellectis, Fate Therapeutics, Gilead Sciences, Novartis Pharmaceuticals, Poseida Therapeutics and Precision BioSciences. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Sana Biotechnology and Semma Therapeutics (acquired by Vertex in 2019). In in vivo, these companies include Editas Medicine, Intellia Therapeutics, Sarepta Therapeutics, Ultragenyx and Verve Therapeutics.

Gene editing is a highly active field of research and new technologies, related or unrelated to CRISPR, may be discovered and create new competition. These new technologies could have advantages over CRISPR/Cas9 gene editing in some applications and there can be no certainty that other gene-editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Editas has exclusively licensed a CRISPR system involving a different CRISPR-associated nuclease, Cas12a (Cpf1), which can also edit human DNA, as well as advanced forms of Cas9. Editas and certain of its scientific founders have asserted that Cas12a may work better than Cas9 in some cases. Cas9 may be determined to be less attractive than Cas12a or other CRISPR proteins that have yet to be discovered. Multiple academic labs and companies have also published on other CRISPR-associated nuclease variants that can edit human DNA.

In addition to competition from other gene-editing therapies or gene or cell therapies, any product we may develop may also face competition from other types of therapies, such as small molecule, antibody or protein therapies. In addition, new scientific discoveries may cause CRISPR/Cas9 technology, or gene editing as a whole, to be considered an inferior form of therapy.

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have broader acceptance and higher rates of reimbursement by third party payors or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.

If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing, gene therapy, and cell therapy products. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment, and product sales. In addition, due to the intense research and development taking place in the gene-editing field, including by us and our competitors, the intellectual property landscape is in flux and highly competitive. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

Moreover, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products and our patents may not be sufficient to prevent our competitors from commercializing competing products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates, obtaining marketing and reimbursement approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in our value also could cause shareholders to lose all or part of their investment.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Third-party payors, such as private health insurers, health maintenance organizations, and governmental programs such as Medicare and Medicaid, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Governmental and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of our CRISPR/Cas9 gene-editing technology. Additionally, because our current collaborators or strategic partners are and we anticipate that any future collaborators or strategic partners will be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our CRISPR/Cas9 gene-editing technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. The failure to develop and commercialize a product candidate pursuant to our agreements with our current or future collaborators would prevent us from receiving future milestone and royalty payments which would negatively impact our revenues.

Our Collaborators And Strategic Partners May Control Aspects Of Our Clinical Trials and Commercialization Efforts, Which Could Result In Delays And Other Obstacles In The Commercialization Of Our Proposed Products And Materially Harm Our Results Of Operations.

For some programs, we will depend on third party collaborators and strategic partners to design and conduct our clinical trials, and for any approved products, the commercialization of such products. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraw support for our programs or proposed products or otherwise impair their development or commercialization, our business could be negatively affected. For example, in October 2015, we entered into the 2015 Collaboration Agreement with Vertex to research, develop and commercialize new treatments aimed at the underlying genetic causes of human diseases, including beta thalassemia and sickle cell. In December 2017, we entered into the JDA with Vertex initially for the development and commercialization of CTX001 for beta thalassemia and sickle cell disease. In June 2019, we entered into the 2019 Collaboration Agreement with Vertex to develop and commercialize products for the treatment DMD and DM1.

Under our 2015 Collaboration Agreement with Vertex, Vertex had sole authority to select genetic targets to pursue and we do not have control over the development of any product candidates for the selected genetic targets. Under the JDA, we and Vertex have an equal number of representatives on the various committees contemplated by the JDA, which will prevent us from having sole control of the development of CTX001 or any future product candidates subject to the JDA. Furthermore, pursuant to the JDA, Vertex will be solely responsible for the commercialization activities of any approved products subject to the JDA outside of the United States. Additionally, under the 2019 Collaboration Agreement with Vertex, Vertex has sole authority to develop and commercialize products under the agreement (subject to our option to co-develop and co-commercialize products for the treatment of DM1). Our lack of control over the clinical development and commercialization activities in our agreements with Vertex could cause delays or other difficulties in the development and commercialization of product candidates, which may prevent among other things, completion of intended IND filings in a timely fashion, if at all, or the completion or delay in BLA filings.

In addition, the termination of our agreements with Vertex would prevent us from receiving any milestone, royalty payments and other benefits under that agreement, which may have a materially adverse effect on our results of operations.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, we have granted exclusive rights to Vertex for certain genetic targets, and during the term of the collaboration agreements, we will be restricted from granting rights to other parties to use our gene-editing technology to pursue therapies that address these genetic targets. The non-competition provisions in this agreement could limit our ability to enter into strategic collaborations with future collaborators.

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

We and our CROs will be required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of preclinical studies and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed, among other things, of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable health regulatory authorities for any drugs in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and FDA or comparable health regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our future clinical trials must be conducted with product candidates produced in accordance with the requirements in cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action and require significantly greater expenditures.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA, or other health regulatory agencies in other jurisdictions, pursuant to inspections that will be conducted after we submit an application to the FDA or other health regulatory agencies. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable health regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, if our contract manufacturers are unable to timely perform or become distracted as a result of actions taken by the FDA or a comparable health regulatory authority, we may experience manufacturing delays or may need to find alternative manufacturing facilities, which in each case, would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our Relationships With Healthcare Providers, Physicians, And Third-party Payors Will Be Subject To Applicable Anti-kickback, Fraud And Abuse And Other Healthcare Laws And Regulations, Which Could Expose Us To Criminal Sanctions, Civil Penalties, Exclusion From Government Healthcare Programs, Contractual Damages, Reputational Harm And Diminished Profits And Future Earnings.

Although we do not currently have any products on the market, once we begin commercializing our product candidates, if ever, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the U.S. federal government and states as well as other national, regional or local governments in other jurisdictions in which we conduct our business.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates that we may develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or intended to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under a state or Federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violation of the statute may give rise to criminal and/or civil penalties;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•

HIPAA, as further amended by HITECH, and their implementing regulations which impose certain requirements on covered entities, including healthcare providers, health plans and healthcare clearing houses, as well as their business associates that perform certain services with respect to safeguarding the privacy, security and transmission of individually identifiable health information that constitutes protected health information, including mandatory contractual terms and restrictions on the use and/or disclosure of such information without appropriate authorization;

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

•

the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

•

analogous laws and regulations in U.S. states, and in other countries, regions or localities in which we may do business, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU member states, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

Swiss Corporate Governance With Respect To Executive Compensation May Affect Our Business.

The Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies, or the Ordinance, among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and board of directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and board of directors and (c) requires companies to specify various compensation-related matters in their articles of association, thus requiring them to be approved by a shareholders’ vote. At our annual general meetings, our shareholders are required to approve the maximum aggregate compensation of our board of directors and our executive management team. The Ordinance further provides for criminal penalties against directors and members of executive management in case of non-compliance with certain of its requirements. The Ordinance may negatively affect our ability to attract and retain executive management and members of our board of directors.

We Will Need To Develop And Expand Our Company, And We May Encounter Difficulties In Managing This Development And Expansion, Which Could Disrupt Our Operations.

As of December 31, 2019, we had 304 full-time employees and we expect to continue to increase our number of employees and the scope of our operations in 2020 and beyond as we seek to advance development and if successful, commercialization, of our product candidates. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Our Employees, Principal Investigators, Consultants And Commercial Partners May Engage In Misconduct Or Other Improper Activities, Including Non-compliance With Regulatory Standards And Requirements And Insider Trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants, commercial partners, and principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the European Commission, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and in other jurisdictions, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Although we have obtained product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. Further, we anticipate that we will need to increase our insurance coverage if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We May Fail To Comply With Evolving European And Other Privacy Laws.

We currently conduct clinical trials in the European Economic Area, or EEA. As a result, we are subject to additional privacy laws. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

In particular, national laws of member states of the EU have implemented national laws which may partially deviate from the GDPR and impose different and more restrictive obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows member state nations to enact laws that impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

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
•

adverse effects and instability in global financial markets, political institutions and regulatory agencies resulting from the United Kingdom’s June 23, 2016 vote to leave the EU, subsequent invocation of Article 50 of the Lisbon Treaty on March 29, 2017, and the United Kingdom is formally leaving the EU on January 31, 2020.

Legal, political and economic uncertainty surrounding the exit of the U.K. from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition, and results of operations.

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit.  Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a Member State of the EU on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the U.K. will continue to follow all of the EU’s rules, the EU’s pharmaceutical law remains applicable to the U,K, and the U.K.’s trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.

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

If the U.K. and the EU are unable to negotiate acceptable agreements or if other EU member states pursue withdrawal, barrier-free access between the UK and other EU member states or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets either during a transitional period or more permanently.

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

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the U.K’s withdrawal from the EU, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K. For instance, in November 2017, EU member states voted to move the EMA, the EU’s regulatory body, from London to Amsterdam. Operations in Amsterdam commenced in March 2019, and the move itself may cause significant disruption to the regulatory approval process in Europe. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business Even prior to any change to the U.K’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our common shares.

Our Business Operations Have a Substantial International Footprint and We May Further Expand In The Future, Which Presents Challenges In Managing Our Business Operations.

We are headquartered in Zug, Switzerland and have offices in the United States and the United Kingdom. In addition, we may expand our international operations into other countries in the future. While we have acquired significant management and other personnel with substantial experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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

We continue to expand our operations, and our corporate structure and tax structure is complex. In connection with our current and future potential partnerships, we are actively engaged in developing and applying technologies and intellectual property with a view toward commercialization of products globally, often with commercialization partners. In connection with those activities, we already have and will likely continue to engage in complex cross-border and global transactions involving our technology, intellectual property and other assets, between us and other entities such as partners and licensees, and between us and our subsidiaries. Such cross-border and global arrangements are both difficult to manage and can potentially give rise to complexities in areas such as tax treatment, particularly since we are subject to multiple tax regimes and different tax authorities can also take different views from each other, even as regards the same cross-border transaction or arrangement. There can be no assurance that we will effectively manage this increased complexity without experiencing operating inefficiencies, control deficiencies or tax liabilities. Significant management time and effort is required to effectively manage the increased complexity of our company, and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Related to Intellectual Property

If We Are Unable To Obtain Or Protect Intellectual Property Rights Related to Our Proprietary Gene-Editing Technology And Product Candidates, We May Not Be Able To Compete Effectively In Our Markets.

Our success depends in large part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other jurisdictions with respect to our CRISPR/Cas9 platform technology and any proprietary product candidates and technology we develop.  We rely upon a combination of intellectual property rights, including patent rights, trade secret protection and confidentiality agreements to protect the intellectual property related to our gene-editing technology and product candidates. Presently we have rights to certain intellectual property, through licenses from third parties and under patent rights that we own, to develop our gene-editing technology and/or product candidates. For example, through our 2014 exclusive license with Dr. Emmanuelle Charpentier, we exclusively license certain rights to a worldwide patent portfolio which covers various aspects of our genome editing platform technology, including, for example, compositions of matter, including additional CRISPR/TRACR/Cas9 complexes, and methods of use, including their use in targeting or cutting DNA. We refer to this worldwide patent portfolio as the “Patent Portfolio”.  This Patent Portfolio to-date includes, for example, more than fifty (50) granted or allowed patents in the United States, United Kingdom, Germany, Europe, Japan, China, Ukraine, New Zealand, Singapore, Australia, Mexico, Tunisia, Hong Kong, Israel, Peru, the Philippines, and South Africa and pending patent applications in the United States, Europe, Canada, Mexico, Australia and other selected countries in Central America, South America, Asia and Africa.   In addition, we have filed numerous patent applications covering our product candidates.

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

Additionally, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our patents may be challenged in the courts or patent offices in the United States and in other jurisdictions. We may be subject to a third party pre-issuance submission of prior art to the USPTO or a patent office in another jurisdiction, or become involved in opposition, derivation, revocation, reexamination, post-grant review and inter partes review, or interference proceedings, or litigation challenging our patent rights or the patent rights of others. Indeed, certain of our fundamental intellectual property has been subject to third party observations and oppositions outside the United States and interference proceedings within the United States. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our gene-editing technology and/or product candidates. It is possible that we have failed to identify relevant third-party patents or applications.  Thus, there is no assurance that all of the potentially relevant prior art relating to our, or our in-licensed patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Competitors may also claim that they invented the inventions claimed in such issued patents or patent applications prior to our inventors, or may have filed patent applications before our inventors did. A competitor may also claim that our products and services infringe its patents and that we therefore cannot practice our technology as claimed under our patent applications, if issued. An adverse determination in any such claim may result in our inability to manufacture or commercialize products without infringing third-party patent rights. Competitors may also contest our patents, if issued, by showing that the invention was not patent-eligible, was not novel, was obvious or that the patent claims failed any other requirement for patentability. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights or allow third parties to commercialize our technology or products and compete directly with us, without payment to us.

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

Moreover, under our in-license agreements, including our 2014 exclusive license agreement with Dr. Emmanuelle Charpentier, we will be required to pay royalties based on our revenues from sales of our products utilizing the licensed technologies and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. Under each of our in-license agreements with Dr. Charpentier, we have an obligation to use commercially reasonable efforts to develop and obtain regulatory approval to market a licensed therapeutic product. Our in-license agreements with Dr. Charpentier also include an obligation to file an IND (or its equivalent in a major market country) by April 2021 and an obligation to file an IND (or its equivalent in a major market country) by April 2024. We may not be successful in meeting these obligations in the future on a timely basis or at all. Our failure to meet these obligations may give Dr. Charpentier the right to terminate our license rights. We will need to outsource and rely on third parties for many aspects of the clinical development of the products covered under our license agreements. Delay or failure by these third parties could adversely affect our ability to meet our diligence obligations and the continuation of our license agreements with third-party licensors.

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

The Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College, which we refer to individually and collectively as the “Broad”, owns a patent family that includes issued patents in the U.S. and Europe that claim certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells (collectively, the Broad Institute Patent Family). In January 2016, an interference proceeding was declared in the USPTO between the claims from one Patent Portfolio patent application (now issued as U.S. Patent No. 10,266,850) and certain U.S. patents and one application of the Broad Institute Patent Family to determine which set of inventors invented first and, thus, is entitled to patents on the invention in the U.S.  The interference was redeclared in March 2016 to add a U.S. patent application owned by the Broad. Following motions by the parties and other procedural matters, the PTAB concluded in early 2017 that the declared interference should be discontinued without deciding who was first to invent.  In its decision, the PTAB concluded that the claim sets presented by the two parties were considered patentably distinct from each other because the CVC Group patent application’s claims were broader in scope in that they were not restricted to use in eukaryotic cells, whereas the Broad’s claims were so limited.  The PTAB did not make any decision regarding inventorship or priority, and therefore ownership, of the inventions claimed by the patents and applications at issue. In April 2017, the CVC Group appealed the PTAB decision to the Federal Circuit, asking it to review and reverse the PTAB’s February 2017 decision. The Federal Circuit conducted a hearing on the appeal on April 30, 2018, and on September 10, 2018, affirmed the PTAB’s decision to terminate the interference proceeding.  However, in June 2019, we received notification that the USPTO initiated another interference proceeding between fourteen (14) pending U.S. patent applications co-owned by the CVC Group and thirteen (13) patents and a patent application owned by the Broad.  The Broad patents include those that were the subject of the earlier, now-terminated interference. Because the Patent Portfolio and the Broad Institute Patent Family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit DNA in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios.

In addition to the Broad, other third parties including for example Vilnius, ToolGen, Sigma-Aldrich (a subsidiary of Merck KGaA) and Harvard, have filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the first CVC Group patent application within the Patent Portfolio was filed and may allege that they invented one or more of the inventions claimed by the Patent Portfolio before the CVC Group. In fact, in July 2019 and again in October 2019, Sigma-Aldrich filed petitions with USPTO and the PTAB seeking an interference between itself and the CVC Group that would parallel the ‘115 interference; in September 2019, Toolgen filed a similar petition also seeking an interference between itself and the CVC Group that would parallel the ‘115 interference.  The PTAB dismissed Sigma-Aldrich’s first petition in September 2019, but has yet to decide its second petition or the petition filed by Toolgen.  Thus, the USPTO may, in the future, declare an interference between certain CVC Group patent applications and one or more Toolgen or Sigma-Aldrich patent applications. The CVC Group continues to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the U.S. Certain of the claims being prosecuted by the CVC Group, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute Patent Family, with respect to certain claims expressly relating to the use of CRISPR/Cas9 in eukaryotic cells. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from a patent or patent application within the Patent Portfolio, the USPTO could declare other interference proceedings to determine the first inventor of such claims.  We cannot be certain which of these results, if any, will actually occur. Further, the effects that any such results may have on us and our intellectual property position are currently unknown. The Broad, as well as other third parties, could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

In addition, the CVC Group or the other third parties could seek judicial review of their inventorship claims. If the CVC Group fails in defending their inventorship priority on any of these claims, we may lose valuable intellectual property rights, such as the exclusive right to use, such intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, any disputes could result in substantial costs and be a distraction to management and other employees.

Further, the Broad, Toolgen, Vilnius, Harvard, Sigma-Aldrich, and other parties routinely file international counterparts of their U.S. applications, some of which have been granted or could in the future be granted in Europe and/or other non-U.S. jurisdictions. We and third parties have initiated opposition proceedings against some of these grants, and we may in the future oppose other grants to these or other applicants. Similarly, our intellectual property is and may in the future become involved in opposition proceedings in Europe or other jurisdictions. For example, two of our in-licensed granted European patents have been opposed by multiple third parties. These oppositions could lead to the revocation of the patents in whole or in part, or could lead to the claims being narrowed in a way that could impair or preclude our ability to enforce the patents against competitors in Europe.

If we or our licensors are unsuccessful in any interference proceedings or other priority or validity disputes (including any patent oppositions) to which we or they are subject or become subject to, we may lose valuable intellectual property rights through the loss or narrowing of one or more of our patents and/or patent applications. If we or our licensors are unsuccessful in any interference proceeding or other dispute, we may be required to seek to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other disputes. These third parties would be under no obligation to grant to us any such license and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we and our partners may need to cease the practice of our core gene editing, and the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. If we are unsuccessful in a dispute with the Broad, for example, then we and our partners may be blocked from commercializing any products based on our core gene-editing technology. Even if we are successful in an interference proceeding or other similar disputes, it could result in substantial costs and be a distraction to management and other employees.

The Intellectual Property That Protects Our Core Gene-Editing Technology Is Jointly Owned, And Our License Is From Only One Of The Joint Owners, Materially Limiting Our Rights In The United States And In Other Jurisdictions

The Patent Portfolio we have exclusively licensed from Dr. Charpentier is the core patent protection for our gene-editing technology. However, that family includes other named inventors who assigned their rights either to California or Vienna. As such, the Patent Portfolio is currently co-owned by Dr. Charpentier, California, and Vienna. On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement, or IMA, with California, Vienna and their licensees including Caribou and Caribou’s licensee Intellia Therapeutics. Under the IMA, the co-owners provided reciprocal worldwide cross-consents to each of the other co-owners’ licensees and sublicensees, and agreed to a number of other commitments and obligations with respect to supporting and managing the underlying CRISPR/Cas9 gene-editing intellectual property, including a cost-sharing agreement. As explained more fully below, that leaves us in a position of holding only non-exclusive or co-exclusive rights to the patent rights that protect our core gene-editing technology, and we must continue to satisfy our contractual obligations under the IMA in order to maintain the effectiveness of the consents by California and Vienna to our license from Dr. Charpentier.

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

Obtaining And Maintaining Our Patent Protection Depends On Compliance with Various Procedural, Document Submission, Fee Payment and Other Requirements Imposed by Governmental Patent Agencies, And Our Patent Protection Could be Reduced or Eliminated For Non-Compliance With These Requirements.

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

The Market Price Of Our Common Shares Has Been Volatile and Fluctuate Substantially, Which Could Result In Substantial Losses For Shareholders.

Our share price has been, and in the future may be, subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our shares traded within a range of a high price of $74.00 and a low price of $11.63 per share for the period beginning on October 19, 2016, our first day of trading on the Nasdaq Global Market, through December 31, 2019. As a result of this volatility, our shareholders could incur substantial losses. In addition, the market price for our common shares may be influenced by many factors, including:

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

The holdings of our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, together with their affiliates and related persons, represent beneficial ownership, in the aggregate, of approximately 27.3% of our common shares, based on the number of common shares outstanding as of February 7, 2020. As a result, these shareholders, if they choose to act together, will be able to influence our management and affairs and the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.

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

We Do Not Expect To Pay Dividends In The Foreseeable Future.

We have not paid any dividends since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that any earnings will be reinvested in our business and that no dividends will be paid prior to the time we have an established revenue stream to support continuing dividends. The proposal to pay future dividends to shareholders will in addition effectively be at the discretion of our board of directors and shareholders after taking into account various factors including our business prospects, cash requirements, financial performance and new product development. In addition, payment of future dividends is subject to certain limitations pursuant to Swiss law or by our articles of association. Accordingly, investors cannot rely on dividend income from our common shares and any returns on an investment in our common shares will likely depend entirely upon any future appreciation in the price of our common shares. Dividends, if any, paid on our common shares are subject to Swiss federal withholding tax, except if paid out of reserves from capital contributions, or Kapitaleinlagen.

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

As A Swiss Corporation, We Are Subject To Swiss Legal Provisions That May Limit Our Flexibility To Swiftly Implement Certain Initiatives Or Strategies.

We are required, from time to time, to evaluate the carrying amount of our investments in affiliates, as presented on our Swiss standalone balance sheet. If we determine that the carrying amount of any such investment exceeds its fair value, we may conclude that such investment is impaired. The recognized loss associated with such a non-cash impairment could result in our net assets no longer covering our statutory share capital and statutory capital reserves. Under Swiss law, if our net assets cover less than 50 percent of our statutory share capital and statutory capital reserves, the board of directors must convene a general meeting of shareholders and propose measures to remedy such a capital loss. The appropriate measures depend on the relevant circumstances and the magnitude of the recognized loss and may include seeking shareholder approval for offsetting the aggregate loss, or a portion thereof, with our statutory capital reserves including qualifying additional paid-in capital otherwise available for distributions to shareholders or raising new equity. Depending on the circumstances, we may also need to use qualifying additional paid‑in capital available for distributions in order to reduce our accumulated net loss and such use might reduce our ability to make distributions without subjecting our shareholders to Swiss withholding tax. These Swiss law requirements could limit our flexibility to swiftly implement certain initiatives or strategies.

Anti-takeover Provisions In Our Articles Of Association Could Make An Acquisition Of Our Company, Which May Be Beneficial To Our Shareholders, More Difficult And May Prevent Attempts By Our Shareholders To Replace Or Remove Our Current Management.

Provisions in our articles of association may discourage, delay or prevent an acquisition of our Company or changes in the composition of our board of directors. Among other things, these provisions require the approval of at least two thirds of represented shares present or voting at a shareholder meeting for the removal of a member of our board of directors and to increase the maximum number of members of our board of directors; limit the accumulated voting rights of any person or entity to 15% of our registered share capital; limit the voting rights of an acquirer of more than 5% of our registered share capital in a transaction or series of transactions in which our board of directors did not provide for an exemption, which could prevent or delay a change in control of our Company; provide that the board of directors is authorized, subject to obtaining shareholder approval every two years, at any time during a maximum two‑year period, which under our current authorized share capital will expire on June 10, 2021, to issue a specified number of shares, which under our current authorized share capital is approximately thirty-two percent of the share capital registered in the commercial register, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances; provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately thirty-nine percent of the share capital registered in the commercial register, without obtaining additional shareholder approval, (i) through the exercise of conversion and/or option rights granted in connection with bonds or similar instruments, including convertible debt instruments, and (ii) in connection with the exercise of options granted to employees or other service providers of the Company or any of its subsidiaries; and provide that a merger or demerger transaction requires the affirmative vote of at least two thirds of the shares represented at a shareholders’ meeting.

Although we believe these provisions collectively provide for an opportunity to obtain greater value for shareholders by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some shareholders. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without additional shareholder approval. This authorization is limited to 50% of the existing registered share capital and must be renewed by the shareholders every two years. The authorized share capital approved by our shareholders will expire on June 10, 2021 and is limited to approximately thirty-two percent of our registered share capital pursuant to the articles of association in force. Subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe to any new issuance of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, the payment of dividends and the cancellation of treasury shares must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

Under Swiss law, a Swiss corporation may pay dividends only if the corporation has sufficient distributable profits from previous fiscal years, or if the corporation has distributable reserves, each as evidenced by its audited standalone statutory balance sheet, and after allocations to reserves required by Swiss law and our articles of association have been deducted. Freely distributable reserves are generally booked either as “free reserves” or as “capital contributions” (Kapitaleinlagen, contributions received from shareholders) in the “reserve from capital contributions.” Distributions may be made out of registered share capital—the aggregate par value of a company’s registered shares—only by way of a capital reduction. We will not be able to pay dividends or make other distributions to shareholders on a Swiss withholding tax-free basis in excess of our aggregate qualifying contributions and registered share capital unless we increase our share capital or our reserves from capital contributions. We would also be able to pay dividends out of distributable profits or freely distributable reserves, but such dividends would be subject to Swiss withholding taxes. There can be no assurance that we will have sufficient distributable profits, free reserves, reserves from capital contributions or registered share capital to pay a dividend or effect a capital reduction, that our shareholders will approve dividends or capital reductions proposed by us or that we will be able to meet the other legal requirements for dividend payments or distributions as a result of capital reductions.

Dividends and similar cash or in-kind distributions made by the Company to a shareholder (including liquidation proceeds and stock dividends) are subject to Swiss withholding tax (Verrechnungssteuer), currently at a rate of 35% (applicable to the gross amount of the taxable distribution). The Company is obliged to deduct the Swiss withholding tax from the gross amount of any taxable distribution and to pay the tax to the Swiss Federal Tax Administration within 30 calendar days of the due date of such distribution. However, the repayment of the nominal value of the shares and any repayment of qualifying additional paid-in capital (capital contribution reserves (Reserven aus Kapitaleinlagen)) are not subject to Swiss withholding tax. The Swiss withholding tax will also apply to payments (exceeding the respective share capital and used capital contribution reserves) upon a repurchase of shares by the Company, (i) if the Company’s share capital is reduced upon such repurchase (redemption of shares), (ii) if the total of repurchased shares exceeds 10% of the Company’s share capital or (iii) if the repurchased shares are not resold within six years after the repurchase. This six-year deadline to resell the repurchased shares is suspended for so long as the shares are reserved to cover obligations under convertible bonds, option bonds or employee stock option plans (in the case of employee stock option plans, the maximum suspension is six years). In the event of a taxable share repurchase, Swiss withholding tax is imposed on the difference between the repurchase price and the sum of the nominal value of the repurchased shares and capita contribution reserves paid back upon the repurchase.

Swiss resident individuals who hold their shares as private assets, or Resident Private Shareholders, are in principle eligible for a full refund or credit against income tax of the Swiss withholding tax if they duly report the underlying income in their income tax return. In addition, (i) corporate and individual shareholders who are resident in Switzerland for tax purposes, (ii) corporate and individual shareholders who are not resident in Switzerland, and who, in each case, hold their shares as part of a trade or business carried on in Switzerland through a permanent establishment with fixed place of business situated in Switzerland for tax purposes and (iii) Swiss resident private individuals who, for income tax purposes, are classified as “professional securities dealers” for reasons of, inter alia, frequent dealing, or leveraged investments, in shares and other securities (collectively, “Domestic Commercial Shareholders”) are in principle eligible for a full refund or credit against income tax of the Swiss withholding tax if they duly report the underlying income in their income statements or income tax return, as the case may be.

Shareholders who are not resident in Switzerland for tax purposes, and who, during the respective taxation year, have not engaged in a trade or business carried on through a permanent establishment with fixed place of business situated in Switzerland for tax purposes, and who are not subject to corporate or individual income taxation in Switzerland for any other reason (collectively, “Non-Resident Shareholders”) may be entitled to a total or partial refund of the Swiss withholding tax if the country in which such recipient resides for tax purposes maintains a bilateral treaty, or Tax Treaty, for the avoidance of double taxation with Switzerland and further conditions of such Tax Treaty are met.

A U.S. shareholder that qualifies for benefits under the U.S.-Swiss Tax Treaty, may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% voting rights, or for a full refund in the case of qualified pension funds). Non-Resident Shareholders should be aware that the procedures for claiming treaty benefits (and the time required for obtaining a refund) may differ from country to country. Non-Resident Shareholders should consult their own legal, financial or tax advisors regarding receipt, ownership, purchases, sale or other dispositions of shares and the procedures for claiming a refund of the Swiss withholding tax.

Certain U.S. Shareholders May Be Subject To Adverse U.S. Federal Income Tax Consequences If We Are A Controlled Foreign Corporation.

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for United States federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents and royalties, gains from the sale of securities and income from certain transactions with related parties. For tax years beginning after December 31, 2017, each Ten Percent Shareholder of a CFC is also required to include in income such Ten Percent Shareholder’s share of “global intangible low-taxed income” with respect to such CFC. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for United States federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the U.S. Internal Revenue Code of 1986, as amended, or the Code, who owns or is considered to own 10% or more of (1) the total combined voting power of all classes of stock entitled to vote or (2) the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain.

During our 2019 taxable year we believe that we did not have shareholders that were Ten Percent Shareholders for United States federal income tax purposes. However, our CFC status for the taxable year ended December 31, 2019 and our current taxable year is unknown and we may be a CFC for the taxable year ended December 31, 2019, our current taxable year or a following year. In addition, recent changes to the attribution rules relation to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. Furthermore, because of recent changes pursuant to the Tax Cuts and Jobs Act, it is possible that our non-United States subsidiaries will be CFCs for the current taxable year or a future taxable year even if we are not a CFC for such taxable year(s). However, IRS guidance on which taxpayers such as us can rely may permit us to avoid certain negative consequences of these changes, and we expect to consider the availability and advisability of relying on this guidance. U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

Certain U.S. Shareholders May Suffer Adverse Tax Consequences If We Are Characterized As A Passive Foreign Investment Company.

Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a PFIC for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of the common shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on the common shares by individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of the common shares.

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

Because it is possible we were a PFIC for the 2018 taxable year, we provided information necessary for our shareholders to make a qualified electing fund, or QEF, election with respect to us for the 2018 taxable year. We provided such information on our website (www.crisprtx.com). A U.S. holder that makes a QEF election with respect to our shares is required to include a pro rata share of our income on a current basis, whether or not we make distributions. For the 2018 taxable year, the amount of our ordinary earnings and net capital gain for purposes of the QEF inclusion rules was zero. Although we have not yet determined whether we are a PFIC for the 2019 taxable year, it is possible that we may be a PFIC for the 2019 taxable year as well. We were in a net income position for the 2019 taxable year. While we have not yet determined what our ordinary earnings and net capital gain was in 2019 for purposes of the QEF inclusion rules, the consequences of our treatment as a PFIC may be more adverse to U.S. holders than in prior years as a result. We will endeavor to provide to you, for each taxable year that we are or may be a PFIC, a PFIC Annual Information Statement containing information necessary for you to make a QEF election with respect to us. Alternatively, a U.S. holder may be able to make a mark-to-market election, assuming that our shares constitute “marketable” securities under the Code, which generally avoids the adverse consequences of PFIC status discussed above, but would require a U.S. holder to annually report as ordinary income any increase in value of our shares during the year (as well as generally allowing deductions for any decrease in the value of our shares).

If we are determined to be a PFIC, a U.S. holder will generally be treated as owning a proportionate amount (by value) of shares owned by us in any of our direct or indirect subsidiaries that are also PFICs, each a lower-tier PFIC, and will be subject to similar adverse rules with respect to distributions from, or dispositions of, such lower-tier PFICs, in each case as if such U.S. holder held such shares directly (even if such U.S. holder does not receive the proceeds of such distributions or dispositions directly). We have not determined whether any of our subsidiaries (including TRACR and CRISPR Therapeutics Ltd.) are or may be lower-tier PFICs for any prior taxable year, the current taxable year or future taxable years, and we do not intend to do so. We also do not intend to make available the information necessary for U.S. holders to make a QEF election with respect to any lower-tier PFICs and therefore you should expect that you will not be able to make a QEF election with respect to them.  You are urged to consult your own tax advisors regarding our PFIC status and the tax considerations relevant to an investment in a PFIC, including the availability, and advisability, of, and procedure for making, a QEF election or a mark to market election with respect to us, and the application of the PFIC rules to any of our subsidiaries.  See “Risk Factor—Comprehensive Tax Reform Legislation Could Adversely Affect Our Business And Financial Condition.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Zug, Switzerland pursuant to a real estate lease agreement with a term that renews every three months. Our U.S. headquarters are located at 610 Main Street, Cambridge, Massachusetts where we lease approximately 98,064 square feet of laboratory and office space under two separate subleases that expire in March 2024 and December 2026, respectively.  We have an option to extend the term of each of these subleases for five years if, at the time of expiration of the initial term, the sublessor does not intend to utilize the space for itself or its affiliates. A portion of this space is subject to a sub-sublease with a third party. We also have business offices elsewhere in Cambridge, Massachusetts, San Francisco, California and London, United Kingdom. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.

In January 2016, the USPTO declared an interference (Interference No. 106,048, or ‘048 interference) between one of the then pending U.S. patent applications (now issued as US Patent No. 10,266,850) included in the Patent Portfolio and twelve issued U.S. patents owned jointly by the Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College, which we refer to individually and collectively as the Broad. The interference was redeclared in March 2016 to add a U.S. patent application owned by the Broad. An interference is a proceeding conducted at the USPTO by the PTAB to determine which party was the first to invent subject matter claimed by at least two parties. There were two parties to this interference being Dr. Charpentier, California, and Vienna, which we refer to collectively as the “CVC Group”, and the Broad.

Following motions by the parties and other procedural matters, in February 2017, the PTAB concluded that the ‘048 interference should be dismissed. In its decision, the PTAB concluded that, although the claims overlap, the respective scope of the CVC Group’s and the Broad’s claim sets as presented did not define the same patentable invention and, accordingly, terminated the ‘048 interference.

In April 2017, the CVC Group appealed the PTAB’s decision to the Federal Circuit. In the appeal, the CVC Group asked the court to review and reverse the PTAB’s February 2017 decision, which terminated the ‘048 interference without determining which inventors actually invented the use of the CRISPR/Cas9 genome editing technology in eukaryotic cells. The Federal Circuit conducted a hearing on the appeal on April 30, 2018. On September 10, 2018, the Federal Circuit affirmed the PTAB’s decision to terminate the ‘048 interference proceeding. As a result of the Federal Circuit’s decision, U.S. Serial No. 13/842,859, which was previously considered allowable, was released from the interference and issued as U.S. Patent No. 10,266,850.

In June 2019, we received notification that the USPTO initiated a new interference proceeding at the PTAB, which the PTAB redeclared in August 2019. The ‘115 interference involves fourteen (14) pending U.S. patent applications co-owned by the CVC Group and thirteen (13) patents and a patent application owned by the Broad. Specifically, the PTAB declared the ‘115 interference between the CVC Group’s pending U.S. Patent Application Nos. 15/947,680; 15/947,700; 15/947,718; 15/981,807; 15/981,808; 15/981,809; 16/136,159; 16/136,165; 16/136,168; 16/136,175; 16/276,361; 16/276,365; 16/276,368; and 16/276,374, and the Broad’s U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; 9,840,713, and U.S. Patent Application No. 14/704,551. This list includes the same twelve Broad patents and application that were involved in the ‘048 interference. In contrast, none of the issued U.S. patents the CVC Group owns are subject to this proceeding. The CVC Group’s inventions that are the subject of the ‘115 interference were first filed with the USPTO in May of 2012, while the Broad filed its first application seven months later in December of 2012.  However, the 14 CVC Group patent applications that are involved in the ‘115 interference are continuing patent applications that were filed in 2018 and claim priority to the CVC Group’s original 2012 filing, while the Broad’s involved patents and patent application were filed between 2013 and 2015.  Because the PTAB accorded neither party the benefit of any of its first filing dates, but instead accorded only the benefit of the actual filing dates of the involved patents and patent applications, the CVC Group was by default named the Junior Party.  Both parties have filed motions requesting the benefit of their earliest priority dates (CVC in May of 2012 and the Broad in December of 2012) during the interference proceeding.

Either party can pursue existing or new patent applications in the U.S. and elsewhere. Going forward, either party and other parties could seek a new interference related to the uses of the technology in eukaryotic cells or other aspects of the technology, and any existing or new patents could be the subject of other challenges to their validity of enforceability. If there is an additional interference, either party could again appeal an adverse decision to the Federal Circuit.

In any case, it may be years before there is a final determination on priority. Pursuant to the terms of the license agreement with Dr. Charpentier, we are responsible for covering or reimbursing Dr. Charpentier’s patent prosecution, defense and related costs associated with our in-licensed technology.

In February 2018, several parties filed oppositions in the European Patent Office to the grant of our first in-licensed European patent.  Later in 2018 and in 2019, several parties filed oppositions in the European Patent Office to the grant of both our second and third in-licensed European patent.  Opposition proceedings can lead to the revocation of a patent in its entirety; the maintenance of the patent as granted, or the maintenance of a patent in amended form.  Opposition proceedings typically take years to resolve, including the time taken by appeals that can be filed by any of the parties.  We cannot guarantee the outcome of the oppositions to our in-licensed European patent, and an adverse result could preclude us from enforcing our rights in Europe against third parties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on The Nasdaq Global Market under the symbol “CRSP.”

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

The graph set forth below compares the cumulative total stockholder return on our shares between October 19, 2016 (the date of our initial public offering) and December 31, 2019, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on October 19, 2016 in our common shares, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 19, 2016 of $14.09 per share as the initial value of our common shares and not the initial offering price to the public of $14.00 per share. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of Total Return Among CRISPR Therapeutics AG, the NASDAQ Composite Index and the NASDAQ Biotechnology Index

Holders

As of February 7, 2020, we had approximately 8 holders of record of our common shares. This number does not include beneficial owners whose shares were held in street name.

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

	December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Collaboration revenue	$289,590	$3,124	$40,997	$5,164	$247
Operating expenses:
Research and development	179,362	113,773	69,800	42,238	12,573
General and administrative	63,488	48,294	35,845	31,056	13,403
Total operating expenses	242,850	162,067	105,645	73,294	25,976
Income (loss) from operations	46,740	(158,943)	(64,648)	(68,130)	(25,729)
Other income (expense), net	20,566	(5,485)	(1,960)	45,412	(92)
Net income (loss) before income taxes	67,306	(164,428)	(66,608)	(22,718)	(25,821)
Provision for income taxes	(448)	(553)	(1,749)	(484)	(7)
Net income (loss)	66,858	(164,981)	(68,357)	(23,202)	(25,828)
Foreign currency translation adjustment	15	(22)	40	(18)	(6)
Comprehensive income (loss)	$66,873	(165,003)	(68,317)	$(23,220)	$(25,834)
Reconciliation of net income (loss) to net income (loss) attributable to common shareholders:
Net income (loss)	$66,858	$(164,981)	$(68,357)	$(23,220)	$(25,828)
Loss attributable to noncontrolling interest	—	—	—	25	325
Net income (loss) attributable to common shareholders	$66,858	$(164,981)	$(68,357)	$(23,177)	$(25,503)
Net income (loss) per share attributable to common shareholders—basic	$1.23	$(3.44)	$(1.71)	$(1.89)	$(5.06)
Weighted-average common shares outstanding used in net income (loss) per share attributable to common shareholders—basic	54,392,304	47,964,368	40,057,365	12,257,483	5,037,404
Net income (loss) per share attributable to common shareholders—diluted	$1.17	$(3.44)	$(1.71)	$(1.89)	$(5.06)
Weighted-average common shares outstanding used in net income (loss) per share attributable to common shareholders—diluted	56,932,798	47,964,368	40,057,365	12,257,483	5,037,404

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$943,771	$456,649	$239,758	$315,520	$155,961
Working capital	930,441	438,649	233,874	298,190	146,685
Total assets	1,066,752	489,016	271,346	344,962	159,423
Redeemable convertible preferred shares	—	—	—	—	64,521
Total shareholders' equity (deficit)	939,425	392,195	187,832	232,846	(29,124)

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

Our lead product candidate, CTX001, is an investigational, autologous, gene-edited hematopoietic stem cell therapy that is being evaluated for the treatment of transfusion-dependent beta thalassemia, or TDT, and severe sickle cell disease, or SCD. CTX001 is being developed under a co-development and co-commercialization agreement between us and Vertex.

We and Vertex are investigating CTX001 in a Phase 1/2 open-label clinical trial, CLIMB THAL-111, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 18 to 35 with TDT, non-beta zero/beta zero subtypes. The first two patients in the trial will be treated sequentially and, pending data from the initial two patients, the trial will open for broader concurrent enrollment. CLIMB THAL-111 is designed to enroll up to 45 patients and follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted Fast Track Designation by the FDA for the treatment of TDT, as well as has been granted orphan drug designation, or ODD, by the European Commission. Enrollment is ongoing at multiple clinical trial sites globally. In the fourth quarter of 2019, we released preliminary clinical data from the first patient treated with CTX001 with TDT, and we expanded the TDT patient population for CTX001 to include beta zero/beta zero subtypes.

We and Vertex are also investigating CTX001 in a Phase 1/2 open-label clinical trial, CLIMB SCD-121, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 18 to 35 with severe SCD. Similar to the trial in beta thalassemia, the first two patients in the trial will be treated sequentially and, pending data from the initial two patients, the trial will open for broader concurrent enrollment. CLIMB SCD-121 is designed to enroll up to 45 patients and follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted Fast Track Designation by the FDA for the treatment of SCD, as well as ODD by the European Commission. Enrollment is ongoing at multiple clinical trial sites globally. In the fourth quarter of 2019, we released preliminary clinical data from the first patient treated with CTX001 with severe SCD.

In addition, we are developing our own portfolio of CAR-T cell product candidates based on our gene-editing technology. Our lead candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T therapy targeting CD19 for the treatment of CD19+ malignancies. We are investigating CTX110 in a Phase 1/2 clinical trial that is designed to assess the safety and efficacy of CTX110 in relapsed or refractory B-cell malignancies. The multi-center, open-label clinical trial is designed to enroll up to 95 patients and investigate several dose levels of CTX110. The study is currently enrolling at multiple clinical trial sites globally. Our second gene-edited allogeneic CAR-T program, CTX120, targets B-cell maturation antigen. We are investigating CTX120 in a Phase 1 clinical trial that is designed to assess the safety and efficacy of CTX120 in relapsed or refractory multiple myeloma. The multi-center, open-label clinical trial is designed to enroll up to 80 patients and investigate several dose levels of CTX120. The trial is currently enrolling. Our third gene-edited CAR-T candidate, CTX130, targets CD70. CTX130 is in development for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies.

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and accelerate development of programs by accessing specific technologies and/or disease-area expertise. We maintain three broad strategic partnerships to develop gene editing-based therapeutics in specific disease areas.

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex to co-develop and co-commercialize CTX001 as part of that collaboration. In June 2019, we expanded our collaboration and entered into a strategic collaboration and license agreement for the development and commercialization of products for the treatment of DMD and DM1.

ViaCyte. We entered into the ViaCyte Collaboration Agreement in September 2018 with ViaCyte to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes. The combination of ViaCyte’s stem cell capabilities and our gene editing capabilities has the potential to enable a beta-cell replacement product that may deliver durable benefit to patients without the need for immune suppression.

Bayer. In the fourth quarter of 2019, we entered into a series of transactions, or the Bayer Transaction, pursuant to which we and Bayer terminated our 2015 agreement, which created the joint venture, Casebia, to discover, develop and commercialize CRISPR/Cas9 gene-editing therapeutics to treat the genetic causes of bleeding disorders, autoimmune disease, blindness, hearing loss and heart disease. In connection thereto, Casebia became a wholly-owned subsidiary of ours. We and Bayer also entered into a new option agreement pursuant to which Bayer has an option to co-develop and co-commercialize two products for the diagnosis, treatment or prevention of certain autoimmune disorders, eye disorders, or hemophilia A disorders for a specified period of time, or, under certain circumstances, exclusively license such optioned products.

Refer to Note 7 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the key terms of our arrangements with Vertex, ViaCyte and Bayer.

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

All of our revenue to date has been collaboration revenue. We were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and Casebia, but we do not expect to sustain our profitability in future years. With the exception of the year ended December 31, 2019, we have incurred significant net operating losses each year since our inception and expect to continue to incur net operating losses for the foreseeable future. As of December 31, 2019, we had $943.8 million in cash and cash equivalents and an accumulated deficit of $224.7 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; and incur additional costs associated with operating as a public company.

Financial Overview

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the years ended December 31, 2019, 2018 and 2017, we recognized $289.6 million, $3.1 million and $41.0 million, respectively, of revenue related to our collaboration agreements with Vertex, as well as certain arrangements with Casebia prior to the Bayer Transaction.  For additional information about our revenue recognition policy, see the “Critical Accounting Policies and Estimates — Revenue.”

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

Except for activities we perform in connection with our collaborations with Vertex, as well as certain arrangements with Casebia prior to the Bayer Transaction, we do not track research and development costs on a program-by-program basis.

Research and development activities are central to our business model. We expect our research and development costs to increase significantly for the foreseeable future as our current development programs progress, new programs are added and as we continue to prepare regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for current and future clinical trials. In addition, we expect that our research and development expenses will increase in future periods as we incur additional costs in connection with research and development activities under our collaboration with ViaCyte.

General and Administrative Expenses

General and administrative expenses consist primarily of employee related expenses, including salaries, benefits and equity-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and increased costs of operating as a public company. In addition, we anticipate increased expenses related to the reimbursements of third-party patent related expenses in connection with certain of our in-licensed intellectual property.

Other income (expense), net

Other income (expense), net consists primarily of interest income earned on investments, the gain resulting from the consolidation of Casebia following the Bayer Transaction and the loss from equity method investment from stock-based compensation awards granted to employees of Casebia, prior to consolidation.

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

Revenue

Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases and collaboration arrangements. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

1) Identify the contract with the customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance and (iii) we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, we must apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, such as research, development, regulatory and commercial milestones, we determine if it is probable that we will receive such amounts and there is no risk of a significant revenue reversal. When we cannot conclude that receipt of such amounts is probable, we constrain the related variable consideration resulting in its exclusion from transaction consideration. In determining the portion of the transaction consideration to be constrained, we consider the probability and uncertainty that the related research, developmental, regulatory and commercial milestones will be achieved given the nature of research and clinical development and the stage of the underlying programs. This assessment is performed at each reporting period. In making this evaluation, we consider both internal and external information available, including information from industry publications and other relevant factors. Changes to the constraint of variable consideration can have a material effect on the amount of revenue recognized in the period.

4) Allocate the transaction consideration to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction consideration is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction consideration to each performance obligation on a relative standalone selling price basis unless the transaction consideration is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. In determining these estimated standalone selling prices, we make a number of significant judgements including, for licenses, management’s assumptions regarding probability weighted projected discounted cash flows for each of the collaboration development programs. The estimated standalone selling prices are sensitive to changes in assumptions, such as probabilities of scientific success, discount rate and certain assumptions that form the basis of forecasted cash flows. In developing these assumptions, management considers both internal and external information available, including information from other guideline companies within the same industry and other relevant factors. Changes to these assumptions can have a material effect on the allocation of the transaction consideration to performance obligations, as well as the amount and timing of revenue recognized.

5) Recognize revenue when or as we satisfy a performance obligation

We satisfy performance obligations over time or at a point in time, depending on the nature of the performance obligation. Revenue is recognized over time if the customer simultaneously receives and consumes the benefits provided by the entity’s performance, the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

Collaboration Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC 808, Collaborative arrangements, or ASC 808. Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements.

We evaluate the proper presentation of the commercial activities and the proﬁt and loss sharing associated with the collaboration agreements. ASC 808 states that when payments between parties in a collaborative arrangement are not within the scope of other authoritative accounting literature, the income statement classification should be based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. To the extent that these payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments shall be based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.  Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with clinical studies;
•	investigative sites in connection with clinical studies;
•	vendors in connection with preclinical development activities; and
•	vendors related to development, manufacturing and distribution of clinical trial materials.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period and adjust accordingly.

Variable Interest Entities

We review each legal entity formed by parties related to us to determine whether or not the entity is a variable interest entity, or VIE, in accordance with ASC Topic 810, Consolidation. If the entity is a VIE, we assess whether or not we are the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If we determine that we are the primary beneficiary of a VIE, we treat the VIE as a business combination and consolidate the financial statements of the VIE into our consolidated financial statements at the time that determination is made. On a quarterly basis, we evaluate whether it continues to be the primary beneficiary of any consolidated VIEs. If we determine that we are no longer the primary beneficiary of a consolidated VIE, or no longer have a variable interest in the VIE, we deconsolidate the VIE in the period that the determination is made.

If we determine that we are the primary beneficiary of a VIE that meets the definition of a business, we measure the assets, liabilities and non-controlling interests of the newly consolidated entity at fair value in accordance with ASC Topic 805, Business Combinations, on the date we become the primary beneficiary.

The Company determined that Casebia was a VIE and concluded that it was not the primary beneficiary of the VIE prior to December 13, 2019. As such, the Company did not consolidate Casebia’s results into the consolidated financial statements prior to December 13, 2019. Instead, the Company accounted for its 50% investment in Casebia under the equity method. On December 13, 2019, Casebia became a fully-owned subsidiary and, as a result, the Company consolidated Casebia’s financial results from that date forward.

Equity-Based Compensation

Our share-based compensation programs grant awards that have included stock options, restricted stock units and restricted stock awards. Grants are awarded to employees and non-employees, including directors.

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employee directors, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We use the Black-Scholes option pricing model to determine the fair value of options granted.

We account for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from its estimates. Stock-based compensation expense recognized in the financial statements is based on awards for which performance or service conditions are expected to be satisfied.

Prior to the adoption of ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, on July 1, 2018, the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards.  After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award.

Our stock-based awards are subject to service or performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees and non-employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

We expense restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award.

We estimate the fair value of our option awards to employees, directors and non-employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of complete company-specific historical and implied volatility data for the full expected term of the stock-based awards, we base our estimate of expected volatility on a representative group of publicly traded companies in addition to our own volatility data. For these analyses, we selected companies with comparable characteristics to our own, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. We have never paid, and do not expect to pay, dividends in the foreseeable future.

Recent Accounting Pronouncements

Refer to Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the dollar change in those items:

	Years Ended December 31,		Period-to-
	2019	2018	Period Change
	(in thousands)
Collaboration revenue	$289,590	$3,124	$286,466
Operating expenses:
Research and development	179,362	113,773	65,589
General and administrative	63,488	48,294	15,194
Total operating expenses	242,850	162,067	80,783
Income (loss) from operations	46,740	(158,943)	205,683
Other income (expense), net	20,566	(5,485)	26,051
Net income (loss) before income taxes	67,306	(164,428)	231,734
Provision for income taxes	(448)	(553)	105
Net income (loss)	$66,858	$(164,981)	$231,839

Collaboration Revenue

Collaboration revenue was $289.6 million for the year ended December 31, 2019, compared to $3.1 million for the year ended December 31, 2018. The increase of $286.5 million was primarily due to recognition of $289.1 million in revenue in 2019 in connection with the collaboration agreements with Vertex. Refer to Note 7 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of revenue recognized related to Vertex.

Research and Development Expenses

Research and development expenses were $179.4 million for the year ended December 31, 2019, compared to $113.8 million for the year ended December 31, 2018. The increase of $65.6 million was primarily attributable to the following:

•

$24.4 million of increased employee compensation, benefit and other headcount related expenses, of which $5.7 million is increased stock-based compensation expense, primarily due to an increase in headcount to support advancing programs and research;

•	$28.3 million of increased variable research and development costs; and
•	$12.3 million of increased facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $63.5 million for the year ended December 31, 2019, compared to $48.3 million for the year ended December 31, 2018.  The increase of $15.2 million was primarily attributable to the following:

•

$8.2 million of increased employee compensation, benefit and other headcount related expenses, of which $3.4 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$2.2 million of increased intellectual property costs;
•	$2.2 million of increased professional services costs; and,
•	$1.6 million of increased facility-related expenses.

Other income (expense), net

Other income, net, was $20.6 million for the year ended December 31, 2019, compared to $5.5 million in other expense, net, for the year ended December 31, 2018. Other income, net for the year ended December 31, 2019 consisted of interest income of $10.1 million, a $16.0 million gain resulting from the consolidation of Casebia following the Bayer Transaction, offset by $5.5 million in losses from equity method investment from stock-based compensation awards granted to employees of Casebia prior to the Bayer Transaction. Other expense, net, for the year ended December 31, 2018 consisted of interest income of $0.2 million, offset by $2.5 million of losses from equity method investment from stock-based compensation awards granted to employees of Casebia and $1.2 million related to the change in fair value of the derivative liability issued under the ViaCyte Collaboration Agreement.

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the dollar change in those items:

	Years Ended December 31,		Period-to-
	2018	2017	Period Change
	(in thousands)
Collaboration revenue	3,124	40,997	$(37,873)
Operating expenses:
Research and development	113,773	69,800	43,973
General and administrative	48,294	35,845	12,449
Total operating expenses	162,067	105,645	56,422
Loss from operations	(158,943)	(64,648)	(94,295)
Other (expense) income, net	(5,485)	(1,960)	(3,525)
Net loss before provision for income taxes	(164,428)	(66,608)	(97,820)
Provision for income taxes	(553)	(1,749)	1,196
Net loss	$(164,981)	$(68,357)	$(96,624)

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

Research and Development Expenses

Research and development expenses for the year ended December 31, 2018 was $113.8 million, compared to $69.8 million for the year ended December 31, 2017. The increase of $44.0 million was primarily attributable to the following:

•	$15.0 million of expenses related to the ViaCyte Collaboration Agreement;
•	$7.5 million of variable research and development costs and license fees;
•	$8.8 million of stock-based compensation costs;

•	$9.5 million of employee-related costs; and,
•	$2.5 million of facility-related costs.

General and Administrative Expenses

General and administrative expenses were $48.3 million for the year ended December 31, 2018, compared to $35.8 million for the year ended December 31, 2017. The increase of $12.5 million was primarily due to the following:

•	$7.4 million of stock-based compensation costs;
•	$3.5 million in intellectual property costs;
•	$2.8 million in employee-related costs; offset by,
•	$1.2 million of decreased professional, consulting and facilities costs.

Other Income (Expense), Net

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

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2019, we had cash and cash equivalents of approximately $943.8 million, of which $891.0 million was held outside of the United States.

With our cash on hand as of December 31, 2019, we expect cash and cash equivalents to be sufficient to fund our current operating plan through at least the next 24 months.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2019, we had an accumulated deficit of $224.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Since our initial public offering, we have primarily financed our operations through common share issuances (as outlined below) and collaboration agreements with strategic partners. Recent sources of equity financing include:

•

In January 2018, we completed an underwritten public offering of 5.7 million common shares (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering), which were sold at a price of $22.75 per share. This offering resulted in net proceeds to us of $122.6 million, which were net of equity issuance costs of $8.2 million.

•

In September 2018, we completed an underwritten public offering of 4.2 million common shares, which were sold at a price to the public of $47.50 per share. This offering resulted in net proceeds to us of $184.5 million, which was net of equity issuance costs of $15.5 million.

•

In the first quarter of 2019, we began to issue and sell securities under an Open Market Sale AgreementSM entered into with Jefferies LLC, or Jefferies, in August 2018, or the 2018 ATM, under which we may offer and sell, from time to time, common shares having aggregate gross proceeds of up to $125.0 million. During the year ended December 31, 2019, we issued and sold an aggregate of 2.8 million common shares at an average price of $44.38 per share for aggregate net proceeds of $120.6 million, which were net of equity issuance costs of $4.4 million.

•

In November 2019, we sold 4.9 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the option to purchase additional shares granted to the underwriters in connection with the offering) at a price of $64.50 per share for aggregate net proceeds of $294.4 million, which were net of equity issuance costs of $20.7 million.

In addition, in August 2019, following the termination of the 2018 ATM by its terms, we entered into a new Open Market Sale AgreementSM with Jefferies, or the 2019 ATM, under which we may offer and sell, from time to time, common shares having aggregate gross proceeds of up to $200.0 million. We have not yet issued or sold any securities under the 2019 ATM.

Sources of Liquidity

Cash Flows

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$56,677	$(96,239)	$(70,093)
Net cash provided by (used in) investing activities	1,325	(2,773)	(8,314)
Net cash provided by financing activities	430,983	315,934	2,608
Effect of exchange rate changes on cash	15	(22)	41
Increase (decrease) in cash and restricted cash	$489,000	$216,900	$(75,758)

Operating Activities

Net cash provided by operating activities was $56.7 million for the year ended December 31, 2019 and primarily consisted of net income of $66.9 million adjusted for non-cash items (including equity-based compensation expense of $44.1 million, depreciation and amortization expense of $4.7 million, and a loss from equity method investment of $5.5 million, offset by a gain from our equity method investment in Casebia of $16.0 million as a result of the Bayer Transaction), reduced by an increase in prepaid expenses and other current assets of $32.6 million, primarily driven by contract assets resulting from the Vertex collaborations, and a decrease in deferred revenue of $45.1 million, primarily resulting from the exercise of options under the Vertex collaboration, offset by an increase of $25.0 million in other liabilities, net, primarily related to research obligations as a result of the Bayer Transaction and an increase in accounts payable and accrued expenses of $5.0 million.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $1.3 million and consisted of $8.0 million in net cash and restricted cash acquired from Casebia in connection with the Bayer Transaction, offset by $6.7 million of purchases of property and equipment for use in research and development activities.

Net cash used in investing activities for the year ended December 31, 2018 was $2.8 million and consisted of purchases of property and equipment for use in research and development activities.

Net cash used in investing activities for the year ended December 31, 2017 was $8.3 million and consisted primarily of purchases of property and equipment for use in research and development activities and leasehold improvements for our Cambridge, Massachusetts office.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $430.9 million and consisted of net proceeds of $415.0 million from the issuance of common shares and net proceeds of $15.9 million from stock option exercise.

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

Because our research programs are still in early stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any current or future product candidates, if approved, or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity financings, debt financings and payments received in connection with our collaboration agreements. We are entitled to research payments under our collaboration with Vertex. Additionally, we are eligible to earn payments, in each case, on a per-product basis under our collaboration with Vertex. Except for this source of funding, we do not have any committed external source of liquidity. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable to us to do so. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect our existing cash will enable us to fund our operating expenses and capital expenditures for at least the next 24 months, without giving effect to any additional proceeds we may receive under our collaborations and any other capital raising transactions we may complete. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Given our need for additional financing to support the long term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.

Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including: developing our delivery technologies and our gene editing technology platform; selecting appropriate product candidates to develop; completing research and preclinical and clinical development of selected product candidates; obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials; developing a sustainable and scalable manufacturing process for product candidates; launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor; obtaining market acceptance of our product candidates, if approved; addressing any competing technological and market developments; negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; maintaining good relationships with our collaborators and licensors; maintaining, protecting and expanding our estate of intellectual property rights, including patents, trade secrets and know-how; and attracting, hiring and retaining qualified personnel.

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease and sublease obligations - commenced	$70,209	$13,963	$21,991	$18,577	$15,678
Operating lease obligations - not yet commenced	$21,197	$3,317	$7,400	$7,400	$3,080

Operating lease and sublease obligations - commenced

Our operating lease obligations primarily consist of lease payments on our research and office facilities in Cambridge, Massachusetts, which are described in further detail in Note 5 of our consolidated financial statements included in this Annual Report on Form 10-K.

Operating lease obligations – not yet commenced

In November 2019, we, together with one of our partners, entered into a commitment with a clinical manufacturing organization under a lease agreement, which is described in further detail in Note 5 of the consolidated financial statements included in this Annual Report on Form 10-K. The amounts in the table represent the amounts owed from us to the manufacturing organization and our partner has agreed to reimburse us for 50% of the amounts paid under this agreement.

In December 2019, as part of the Bayer Transaction, we and Bayer entered into an option agreement, under which, among other things, we committed to invest a specified amount in certain research and development activities as described in further detail in Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K.

Under the Invention Management Agreement signed on December 15, 2016, we are obligated to share costs related to patent maintenance, defense and prosecution for the CRISPR/Cas9 gene-editing intellectual property with California, Vienna and their licensees including Caribou, and Caribou’s licensee Intellia Therapeutics. Because such costs are not quantifiable at this time, they have not been included in the above table.

In the normal course of business, we enter into agreements with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones as further described in Note 6 of our consolidated financial statements included in this Annual Report on Form 10-K. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones, including future payments to third parties with whom we have entered into research, development and commercialization agreements. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable.

Off-Balance Sheet Arrangements

As of December 31, 2019, we do not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Cash and cash equivalents were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Exchange Rate Risk

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Swiss Franc and British Pound, against the U.S. dollar. The current exposures arise primarily from cash, accounts payable and intercompany receivables and payables. Changes in foreign exchange rates affect our consolidated statement of operations and distort comparisons between periods. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(COSO). Based on its assessment, our management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting.  See below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on Internal Control over Financial Reporting

We have audited CRISPR Therapeutics AG’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CRISPR Therapeutics AG (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 12, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

February 12, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

(a)(2) Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1*	Amended and Restated Articles of Association of CRISPR Therapeutics AG, dated December 2, 2019.

4.1*	Description of Capital Shares

10.1†

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

10.5	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on October 7, 2016).

10.6

Registration Rights Agreement, dated June 10, 2016, by and among CRISPR Therapeutics AG and certain shareholders (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.7#

Employment Agreement, dated December 1, 2017, by and between CRISPR Therapeutics AG and Rodger Novak (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017).

10.8#

Second Amended and Restated Employment Agreement, dated October 2, 2017, by and between CRISPR Therapeutics, Inc. and Samarth Kulkarni (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

10.9#

Employment Agreement, dated November 13, 2017, by and between CRISPR Therapeutics, Inc. and Michael Tomsicek (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 8, 2018).

Exhibit Number	Description

10.10#

Employment Agreement, dated May 31, 2017, by and between CRISPR Therapeutics, Inc. and James R. Kasinger (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 8, 2018).

10.11#

Employment Agreement, dated August 1, 2017, by and between CRISPR Therapeutics, Inc. and Tony Ho (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 8, 2018).

10.12#

Employment Agreement, dated January 2, 2019, by and between CRISPR Therapeutics, Inc. and Lawrence Klein (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 25, 2019).

10.13#

Mandate Agreement, dated December 27, 2019, by and between CRISPR Therapeutics AG and Oriolus Consulting LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2019).

10.14#

Termination Agreement, dated December 27, 2019, by and between CRISPR Therapeutics AG and Rodger Novak (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2019).

10.15#	CRISPR Therapeutics AG 2015 Stock Option and Grant Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.16#	CRISPR Therapeutics AG Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.16.1#

Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.16.2#

Form of Non-Qualified Stock Option Agreement for Company Employees under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.16.3#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.16.4#

Form of Restricted Stock Award Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.16.5#

Form of Restricted Stock Award Agreement for Company Employees under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.16.6#

Form of Restricted Stock Award Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.17#

CRISPR Therapeutics AG 2018 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.17.1#

Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.17.2#

Form of Non-Qualified Stock Option Agreement for Company Employees under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.17.3#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

Exhibit Number	Description

10.17.4#

Form of Restricted Stock Award under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.17.5#

Form of Restricted Stock Award Agreement for Company Employees under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.17.6#

Form of Restricted Stock Award for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.18#	CRISPR Therapeutics AG 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.19

Consent to Sublease, dated May 16, 2016, by and between CRISPR Therapeutics, Inc. and Pfizer Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.20†

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

10.21†

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

10.22†

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

10.23#	Senior Executive Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 8, 2018).

10.24†

Research Collaboration Agreement by and between CRISPR Therapeutics AG and ViaCyte, Inc., dated as of September 17, 2018. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018).

10.25†*	Amendment No. 1 to Research Collaboration Agreement by and between CRISPR Therapeutics AG and ViaCyte, Inc., dated as of April 30, 2019.

10.26†

Amendment No. 2 to the Strategic Collaboration, Option and License Agreement by and between, on the one hand, Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited, and on the other hand, CRISPR Therapeutics AG, CRISPR Therapeutics, Inc., CRISPR Therapeutics Limited and TRACR Hematology Ltd., dated as of June 6, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019).

10.27†

Strategic Collaboration and License Agreement dated June 6, 2019, between CRISPR Therapeutics AG and Vertex Pharmaceuticals Incorporated (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019).

10.28†*	Amendment No. 2 to Research Collaboration Agreement by and between CRISPR Therapeutics AG and ViaCyte, Inc., dated as of October 21, 2019.

Exhibit Number	Description

10.29†*

Joint Venture Termination Agreement, dated December 13, 2019, among Bayer Healthcare LLC (and certain affiliates of Bayer Healthcare LLC for purposes of Article II), CRISPR Therapeutics AG (and certain subsidiaries of CRISPR Therapeutics AG for purposes of Article II), and Casebia Therapeutics Limited Liability Partnership.

10.30†*	Retirement Agreement, dated December 13, 2019, among Casebia Therapeutics Limited Liability Partnership, Bayer HealthCare LLC, CRISPR Therapeutics AG and CRISPR Therapeutics, Inc.

10.31†*	Option Agreement, dated December 13, 2019, between CRISPR Therapeutics AG and Bayer HealthCare LLC.

10.32†*	Assignment of Sublease and Sub-Sublease, dated December 13, 2019, between Casebia Therapeutics LLC and CRISPR Therapeutics, Inc.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Furnished herewith.
†	Confidential portions of this exhibit have been omitted.
#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRISPR Therapeutics AG

Date: February 12, 2020	By:	/s/ Samarth Kulkarni
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

Name	Title	Date

/s/ Samarth Kulkarni	Chief Executive Officer	February 12, 2020
Samarth Kulkarni	(Principal Executive Officer)

/s/ Michael Tomsicek	Chief Financial Officer	February 12, 2020
Michael Tomsicek	(Principal Financial and Accounting Officer)

/s/ Rodger Novak	President and Director	February 12, 2020
Rodger Novak

/s/ Ali Behbahani	Director	February 12, 2020
Ali Behbahani

/s/ Bradley Bolzon	Director	February 12, 2020
Bradley Bolzon

/s/ Pablo Cagnoni	Director	February 12, 2020
Pablo Cagnoni

/s/ Simeon J. George	Director	February 12, 2020
Simeon J. George

/s/ John Greene	Director	February 12, 2020
John Greene

/s/ Katherine High	Director	February 12, 2020
Katherine High

/s/ Michael Tomsicek	Authorized Representative in the United States	February 12, 2020
Michael Tomsicek

CRISPR Therapeutics AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CRISPR Therapeutics AG (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02, “Leases”

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Variable Consideration for ongoing Collaboration Agreements
Description of the Matter

As discussed in Note 7 to the consolidated financial statements, the Company has multiple ongoing collaboration agreements which include rights to future payments totaling up to $2.06 billion as of December 31, 2019 that are payable upon the achievement of various developmental, regulatory and commercial milestones related to certain programs under development. These future payments represent variable consideration that is included in the transaction price for these collaboration agreements to the extent that the Company determines it is probable that a significant revenue reversal of cumulative revenue recognized under the contract will not occur. When the Company cannot conclude that it is probable that a significant revenue reversal of cumulative revenue under the contract will not occur, the Company constrains the related variable consideration resulting in its exclusion from the transaction price. The Company’s estimation of variable consideration to be constrained impacts the reported amounts of revenue and deferred revenue within the consolidated financial statements.

In determining the portion of the transaction price to be constrained, management considers the probability and uncertainty of whether the related developmental, regulatory and commercial milestones will be achieved given the nature of clinical development and the stage of the underlying programs. This assessment is performed at each reporting period. In making this evaluation, management considers both internal and external information available including information from industry publications, the stage of development of the underlying programs and other relevant factors. Changes to the constraint of variable consideration can have a material effect on the amount of revenue recognized in the financial reporting period. As a result, auditing the accounting for the application of constraint to variable consideration required especially complex auditor judgement.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process. For example, we tested controls over management's estimation of the total transaction price for its collaboration agreements including those related to the application of constraint to variable consideration associated with future developmental, regulatory and commercial milestones.

To audit the Company’s judgements related to the application of constraint to variable consideration, we performed audit procedures that included, among others, evaluating the Company’s judgements related to the probability of achieving the related future developmental, regulatory and commercial milestones. To evaluate the Company’s estimated probability of achieving developmental, regulatory and commercial milestones, we considered the nature of clinical development and the stage of development of the underlying programs in relation to relevant external data and compared the probabilities of achieving the milestones to current industry trends and available information from other guideline companies within the same industry and other relevant factors. We also discussed the probability of achieving the milestones in relation to each program’s phase of development with the Company’s research and development managers.

Revenue Recognition for Collaboration Agreements with Vertex Pharmaceuticals Incorporated
Description of the Matter

As discussed in Note 7 to the consolidated financial statements, on July 23, 2019 the Company entered into a series of agreements with Vertex Pharmaceuticals Inc., collectively referred to as the “2019 Collaboration Agreements”, which resulted in the recognition of $289.6 million of revenue for the year ended December 31, 2019 and $12.7 million of deferred revenue as of December 31, 2019.

Accounting for the 2019 Collaboration Agreements required the Company to make a number of significant judgements, including the estimation of the standalone selling price of each identified performance obligation. The estimates of the standalone selling price for certain performance obligations reflect management’s assumptions regarding probability weighted projected discounted cash flows for each of the underlying programs. The estimates of standalone selling prices were sensitive to changes in assumptions such as the probability of scientific success of the programs, discount rate, and certain assumptions that form the basis of the forecasted cash flows (e.g., price per patient). In developing these assumptions, management considered both internal and external information available including information from other guideline companies within the same industry and other relevant factors. Changes to these assumptions can have a material effect on the allocation of the transaction price to the performance obligations as well as the amount and timing of revenue recognized. As a result, auditing the estimates of standalone selling price for certain performance obligations required especially complex auditor judgement.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process. For example, we tested controls over management's process to determine the significant assumptions described above with respect to the estimation of the standalone selling price of certain performance obligations.

To audit the Company’s revenue recognition related to the 2019 Collaboration Agreements, we performed audit procedures that included, among others, evaluating management’s estimates of the standalone selling price of certain performance obligations. For example, we evaluated the probability weighted projected discounted cash flow assumptions used by the Company in developing the estimates of standalone selling price by comparing the significant assumptions described above to current industry trends using available information from other guideline companies within the same industry and other relevant factors. We also performed a sensitivity analysis of the significant assumptions to evaluate the impact that the change in the estimated standalone selling price of certain performance obligations resulting from changes in the significant assumptions would have on the allocation of transaction price to each performance obligation, as well as revenue recognized during the period. We involved our valuation professionals to assist in the assessment of the estimation methodology and the significant assumptions used in determining the estimated standalone selling price of certain performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 12, 2020

CRISPR Therapeutics AG

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$943,771	$456,649
Accounts receivable, including related party amounts of $0 and $88 as of December 31, 2019 and 2018, respectively	99	88
Prepaid expenses and other current assets, including related party amounts of $0 and $3,417 as of December 31, 2019 and 2018, respectively	43,677	9,658
Total current assets	987,547	466,395
Property and equipment, net	31,330	18,500
Intangible assets, net	235	289
Restricted cash	5,041	3,163
Operating lease assets	41,502	—
Other non-current assets	1,097	669
Total assets	$1,066,752	$489,016
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,944	$5,069
Accrued expenses, including related party amounts of $0 and $1,700 as of December 31, 2019 and 2018, respectively	30,180	20,852
Deferred revenue current, including related party amounts of $0 and $102 as of December 31, 2019 and 2018, respectively	960	102
Accrued tax liabilities	583	402
Deferred rent	—	1,202
Operating lease liabilities	8,489	—
Other current liabilities	10,950	119
Total current liabilities	57,106	27,746
Deferred revenue, including related party amounts of $0 and $57,780 as of December 31, 2019 and 2018, respectively	11,776	57,780
Deferred rent non-current	—	11,052
Operating lease liabilities, net of current portion	44,050	—
Other non-current liabilities	14,395	243
Total liabilities	127,327	96,821
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common shares, CHF 0.03 par value, 103,901,006 and 90,343,803 shares authorized at December 31, 2019 and 2018, respectively, 61,034,025 and 52,160,798 shares issued at December 31, 2019 and 2018, respectively, 60,783,799 and 51,852,862 shares outstanding at December 31, 2019 and 2018, respectively.	1,847	1,584
Treasury shares, at cost, 250,226 and 307,936 shares at December 31, 2019 and 2018, respectively	(63)	(57)
Additional paid-in capital	1,162,345	682,245
Accumulated deficit	(224,711)	(291,569)
Accumulated other comprehensive income (loss)	7	(8)
Total shareholders' equity	939,425	392,195
Total liabilities and shareholders’ equity	$1,066,752	$489,016

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Collaboration revenue (1)	$289,590	$3,124	$40,997
Operating expenses:
Research and development (2)	179,362	113,773	69,800
General and administrative	63,488	48,294	35,845
Total operating expenses	242,850	162,067	105,645
Income (loss) from operations	46,740	(158,943)	(64,648)
Other income (expense):
Loss from equity method investment	(5,467)	(4,275)	(1,763)
Other income (expense), net	26,033	(1,210)	(197)
Total other income (expense), net	20,566	(5,485)	(1,960)
Net income (loss) before income taxes	67,306	(164,428)	(66,608)
Provision for income taxes	(448)	(553)	(1,749)
Net income (loss)	66,858	(164,981)	(68,357)
Foreign currency translation adjustment	15	(22)	40
Comprehensive income (loss)	$66,873	$(165,003)	$(68,317)

Net income (loss) per share attributable to common shareholders— basic	$1.23	$(3.44)	$(1.71)
Weighted-average common shares outstanding used in net income (loss) per share attributable to common shareholders—basic	54,392,304	47,964,368	40,057,365
Net income (loss) per share attributable to common shareholders— diluted	$1.17	$(3.44)	$(1.71)
Weighted-average common shares outstanding used in net income (loss) per share attributable to common shareholders—diluted	56,932,798	47,964,368	40,057,365

(1) Including the following amounts of revenue from a related party, see Note 7	$746	$3,124	$4,760
(2) Including the following amounts of research and development from a related party, see Note 7	$14,459	$23,982	$4,523

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data)

	Common Shares		Treasury Shares		Additional		Accumulated Other	Total CRISPR Therapeutics AG Shareholders’
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	(Deficit) Equity
Balance at December 31, 2016	39,719,434	$1,216	444,873	—	$288,739	$(57,083)	$(26)	$232,846
Vesting of restricted shares	33,519	1	—	—	58			59
Exercise of vested options	839,295	23	—	—	2,585	—	—	2,608
Stock-based compensation expense	—	—	—	—	20,636	—	—	20,636
Other comprehensive income	—	—	—	—	—	—	40	40
Net loss	—	—	—	—	—	(68,357)	—	(68,357)
Balance at December 31, 2017	40,592,248	$1,240	444,873	—	$312,018	$(125,440)	$14	$187,832
Cumulative effect of ASC 606 adoption	—	—	—	—	—	(1,148)	—	(1,148)
Issuance of common shares, net of issuance costs of $23.8 million	9,960,526	311	—	—	306,742	—	—	307,053
Vesting of restricted shares	38,761	1	—	—	112	—	—	113
Exercise of vested options, net of issuance costs of $0.4 million	946,131	26	(36,253)	—	8,537	—	—	8,563
Repurchase of treasury shares	(64,952)	—	64,952	(57)	—	—	—	(57)
Issuance of shares to ViaCyte	380,148	6	(165,636)	—	15,576	—	—	15,582
Stock-based compensation expense	—	—	—	—	39,260	—	—	39,260
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Net loss	—	—	—	—	—	(164,981)	—	(164,981)
Balance at December 31, 2018	51,852,862	$1,584	307,936	(57)	$682,245	$(291,569)	$(8)	$392,195
Issuance of common shares, net of issuance costs of $25.1 million	7,704,068	230	(47,297)	—	414,559	—	—	414,789
Vesting of restricted shares	68,009	2	—	—	41	—	—	43
Exercise of vested options, net of issuance costs of $0.3 million	1,158,860	31	(10,413)	(6)	15,976	—	—	16,001
Stock-based compensation expense	—	—	—	—	49,524	—	—	49,524
Other comprehensive income	—	—	—	—	—	—	15	15
Net income	—	—	—	—	—	66,858	—	66,858
Balance at December 31, 2019	60,783,799	$1,847	250,226	(63)	$1,162,345	$(224,711)	$7	$939,425

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$66,858	$(164,981)	$(68,357)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4,725	3,519	3,024
Equity-based compensation	44,057	34,985	18,873
Loss from equity method investment in Casebia	5,467	4,275	1,763
Non-cash expense related to ViaCyte transaction	—	15,582	—
Gain from consolidation of Casebia	(16,000)	—
Other income, non-cash	—	(169)	(9)
Changes in:
Accounts receivable	(11)	2,538	531
Prepaid expenses and other assets	(32,618)	(3,342)	(4,117)
Accounts payable and accrued expenses	5,025	12,110	(831)
Deferred revenue	(45,146)	(296)	(20,718)
Deferred rent	—	(709)	(522)
Operating lease assets and liabilities	(663)	—	—
Other liabilities, net	24,983	249	270
Net cash provided by (used in) operating activities	56,677	(96,239)	(70,093)
Investing activities
Purchase of property and equipment	(6,684)	(2,773)	(7,814)
Net cash and restricted cash received in connection with the acquisition of Casebia	8,009	—	—
Purchase of available for sale debt security	—	—	(500)
Net cash provided by (used in) investing activities	1,325	(2,773)	(8,314)
Financing activities
Proceeds from issuance of common shares, net of issuance costs	415,019	307,053	—
Proceeds from exercise of options, net of issuance costs	15,964	8,938	2,608
Repurchase of treasury shares	—	(57)	—
Net cash provided by financing activities	430,983	315,934	2,608
Effect of exchange rate changes on cash	15	(22)	41
Increase in cash	489,000	216,900	(75,758)
Cash, cash equivalents and restricted cash, beginning of period	459,812	242,912	318,670
Cash, cash equivalents and restricted cash, end of period	$948,812	$459,812	$242,912
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$1,811	$334
Stock option issuance costs included in accrued expenses	$295	$375
Costs for proposed supplemental offering in accounts payable and accrued expenses	$—	$—	$290

Reconciliation to amounts within the consolidated balance sheets	As of December 31,
	2019	2018	2017
Cash and cash equivalents	943,771	456,649	239,758
Restricted Cash	5,041	3,163	3,154
Total	$948,812	$459,812	$242,912

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Notes to Consolidated Financial Statements

1. Organization and Operations

CRISPR Therapeutics AG (“CRISPR” or the “Company”) was incorporated on October 31, 2013 in Basel, Switzerland. The Company was established to translate CRISPR/Cas9, a genome editing technology, into transformative gene-based medicines for the treatment of serious human diseases. The foundational intellectual property underlying the Company’s operations was licensed to the Company in April 2014. The Company devotes substantially all of its efforts to product research and development activities, initial market development and raising capital. The Company’s principal offices are in Zug, Switzerland and operations are in Cambridge, Massachusetts.

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

The Company had an accumulated deficit of $224.7 million as of December 31, 2019 and has financed its operations to date from a series of preferred shares and convertible loan issuances, proceeds obtained from its initial public offering, subsequent public offerings of its common shares, as well as upfront fees and milestones received under its collaboration and joint venture arrangements. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses.

As of December 31, 2019, the Company had cash and cash equivalents of $943.8 million. While the Company had net income of $66.9 million for the year ended December 31, 2019, the Company has a history of recurring losses and expects to continue to incur losses for the foreseeable future. The Company expects its cash and cash equivalents will be sufficient to fund current planned operations for at least the next twenty-four months.

2. Summary of Significant Accounting Policies and basis of presentation

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries as of December 31, 2019. All intercompany accounts and transactions have been eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board.

Prior to December 13, 2019, the Company accounted for its 50% investment in Casebia Therapeutics, Limited Liability Partnership (“Casebia”) under the equity method. As described in Note 7, on December 13, 2019, Casebia became a fully-owned subsidiary and, as a result, the Company consolidated Casebia’s financial results from that date forward.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, revenue recognition, equity-based compensation expense and reported amounts of expenses during the period. Significant estimates in these consolidated financial statements have been made in connection with revenue recognition and equity-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation. As a result, no subtotals in the prior year condensed consolidated financial statements were impacted.

Segment Information

The Company and the Company’s chief operating decision maker, namely, the chief executive officer, view the Company’s operations and manage its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology.

Foreign Currency Translation and Transactions

The majority of the Company’s operations occur in entities that have the U.S. dollar as their functional currency. Non-U.S. dollar denominated functional currency subsidiaries have assets and liabilities translated into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in “Accumulated other comprehensive income (loss).” Net foreign currency exchange transaction gains or losses are included in “Other income (expense), net” on the Company’s consolidated statement of operations, the impact of which is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2019 and 2018, the Company had $943.8 million and $456.6 million in cash equivalents, respectively.

Restricted Cash

As of December 31, 2019 and 2018, the Company had $5.0 million and $3.2 million, respectively, in restricted cash representing letters of credit securing the Company’s obligations under certain leased facilities in Cambridge, Massachusetts, as well as certain credit card arrangements. The letters of credit are secured by cash held in a restricted depository account.

Other Receivables

Other receivables of $4.1 million and $3.4 million at December 31, 2019 and 2018, respectively, consists of receivables from Vertex and are included with prepaid and other current assets in the consolidated balance sheet. These amounts represent the balance due from the portion of our arrangement accounted for under ASC 808, Collaborative Arrangements. Other receivables are recorded at invoiced amounts due under the Vertex collaboration agreement (see Note 7). Vertex is a creditworthy entity that maintains an ongoing relationship with the Company and as such, the Company did not have an allowance for estimated losses recorded related to these receivables.

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

Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

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

The carrying amount of accounts receivable, other receivables, accounts payable and accrued expenses as reported on the consolidated balance sheets as of December 31, 2019 and 2018, approximate fair value, due to the short-term duration of these instruments.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Asset	Estimated useful life
Computer equipment	3 years
Furniture, fixtures and other	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Impairment of Long-lived Assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. The adoption of this guidance did not have a significant impact on our consolidated financial statements. The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”).

In connection with adopting ASC 606, the Company elected a practical expedient and applied ASC 606 only to contracts that were not completed at the date of initial application. In addition, the Company applied the practical expedient in ASC 606-10-65-1 in identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price under the practical expedient in ASC 606.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases and collaboration arrangements. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

1) Identify the contract with the customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration such as research, development, regulatory and commercial milestones, the Company determines if it is probable that it will receive such amounts and there is no risk of a significant revenue reversal. When the Company cannot conclude that receipt of such amounts is probable, the Company constrains the related variable consideration resulting in its exclusion from transaction consideration. In determining the portion of the transaction consideration to be constrained, the Company considers the probability and uncertainty that the related research, developmental, regulatory and commercial milestones will be achieved given the nature of research and clinical development and the stage of the underlying programs. This assessment is performed at each reporting period. In making this evaluation, the Company considers both internal and external information available, including information from industry publications and other relevant factors. Changes to the constraint of variable consideration can have a material effect on the amount of revenue recognized in the period.

4) Allocate the transaction consideration to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction consideration is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction consideration to each performance obligation on a relative standalone selling price basis unless the transaction consideration is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. In determining these estimated standalone selling prices, the Company makes a number of significant judgements including, for licenses, management’s assumptions regarding probability weighted projected discounted cash flows for each of the collaboration development programs. The estimated standalone selling prices are sensitive to changes in assumptions, such as probabilities of scientific success, discount rate and certain assumptions that form the basis of forecasted cash flows. In developing these assumptions, management considers both internal and external information available, including information from other guideline companies within the same industry and other relevant factors. Changes to these assumptions can have a material effect on the allocation of the transaction consideration to performance obligations, as well as the amount and timing of revenue recognized.

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations over time or at a point in time, depending on the nature of the performance obligation. Revenue is recognized over time if the customer simultaneously receives and consumes the benefits provided by the entity’s performance, the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as a receivable (i.e. accounts receivable). A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities (i.e. deferred revenue) primarily relate to contracts where we have received payment, but we have not yet satisfied the related performance obligations. The Company recorded contract assets of $25.7 million and $0.0 million as of December 31, 2019 and 2018, respectively. Deferred revenue as of December 31, 2019 and 2018 was $12.7 million and $57.8 million. The change in contract assets and deferred revenue is related to the collaboration agreement with Vertex described in Note 7.

Collaboration Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC 808, Collaborative arrangements (“ASC 808”). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements.

The Company evaluates the proper presentation of the commercial activities and the proﬁt and loss sharing associated with the collaboration agreements. ASC 808 states that when payments between parties in a collaborative arrangement are not within the scope of other authoritative accounting literature, the income statement classification should be based on the nature of the arrangement, the nature of its business operations and the contractual terms of the arrangement. To the extent that these payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments shall be based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election.

Research and Development Expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, license and milestone fees, contract services and other related costs. Research and development costs, including up-front fees and milestones paid to collaborators, are also expensed as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants or other clinical trial vendors that perform the activities. The Company recognizes the reimbursement associated with collaborative activities to its collaborative partners as research and development expense in the period the services are provided.

Leases

Effective January 1, 2019, the Company adopted ASC 842, Leases (ASC 842), using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have financing leases.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

Equity Based Compensation Expense

The Company’s share-based compensation programs grant awards that have included stock options, restricted stock units and restricted stock awards. Grants are awarded to employees and non-employees, including directors.

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employee directors, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

The Company accounts for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from its estimates. Stock-based compensation expense recognized in the financial statements is based on awards for which performance or service conditions are expected to be satisfied.

Prior to the adoption of ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) on July 1, 2018, the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award.

The Company’s stock-based awards are subject to service or performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees and non-employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award.

The Company estimates the fair value of its option awards to employees, directors and non-employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of complete company-specific historical and implied volatility data for the full expected term of the stock-based awards, the Company bases its estimate of expected volatility on a representative group of publicly traded companies in addition to its own volatility data. For these analyses, the Company selected companies with comparable characteristics to its own, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

Patent Costs

Costs to secure and prosecute patent applications and other legal costs related to the protection of the Company’s intellectual property are expensed as incurred and are classified as general and administrative expenses in the Company’s consolidated statements of operations.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated available evidence and concluded that the Company may not realize all the benefit of its deferred tax assets; therefore, a valuation allowance has been established for the amount of the deferred tax assets that the Company does not believe is more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2019, and 2018, the Company does not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 12 for further details.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss and other comprehensive income (loss).  Other comprehensive income (loss) consists of foreign currency translation adjustments.

Variable Interest Entities

The Company reviews each legal entity formed by parties related to the Company to determine whether or not the Company has a variable interest in the entity and whether or not the entity would meet the definition of a variable interest entity (“VIE”) in accordance with ASC Topic 810, Consolidation (“ASC 810”). If the entity is a VIE, the Company assesses whether or not the Company is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company determines it is the primary beneficiary of a VIE, the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements at the time that determination is made. The Company evaluates whether it continues to be the primary beneficiary of any consolidated VIEs on a quarterly basis. If the Company were to determine that it is no longer the primary beneficiary of a consolidated VIE, or no longer has a variable interest in the VIE, it would deconsolidate the VIE in the period that the determination is made.

If the Company determines it is the primary beneficiary of a VIE that meets the definition of a business, the Company measures the assets, liabilities and noncontrolling interests of the newly consolidated entity at fair value in accordance with ASC Topic 805, Business Combinations (“ASC 805”) at the date the reporting entity first becomes the primary beneficiary.

In February 2016, Casebia, was formed in the United Kingdom. In March 2016, upon consummation of the joint venture (“JV”), Bayer Healthcare LLC and certain of its affiliates (“Bayer”) and the Company each received a 50% equity interest in the entity in exchange for their contributions to the entity. The Company determined that Casebia was considered a VIE and concluded that it is not the primary beneficiary of the VIE. As such, the Company has not historically consolidated Casebia’s results into the consolidated financial statements.

As described in Note 7, on December 13, 2019, Casebia became a fully-owned subsidiary and, as a result, the Company consolidated Casebia’s financial results accordingly from that point forward.

Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common shareholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options and restricted stock units using the treasury stock method. See Note 10 for further details.

New Accounting Pronouncements – Recently Adopted

Leases

As discussed above, the Company adopted ASC 842, using the required modified retrospective approach, effective January 1, 2019. The Company chose to apply the transition provisions as of the period of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected the practical expedient not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and the practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The adoption of the new standard resulted in the recording net lease assets and lease liabilities of $26.1 million and $37.6 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities is primarily due to the change in classification of lease incentives from liabilities to a reduction in our net lease assets. The standard had no impact on our net loss or cash flows.

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

New Accounting Pronouncements – Not Yet Adopted

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The new standard will be effective beginning January 1, 2020. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

3. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2019	2018
Computer equipment	$727	$443
Furniture, fixtures, and other	3,215	2,453
Laboratory equipment	16,640	8,964
Leasehold improvements	21,400	13,776
Construction work in process	1,394	239
Total property and equipment, gross	43,376	25,875
Accumulated Depreciation	(12,046)	(7,375)
Total property and equipment, net	$31,330	$18,500

Depreciation expense for the year ended December 31, 2019, 2018, and 2017 was $4.7 million, $3.5 million, and $3.0 million, respectively.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2019	2018
Payroll and employee-related costs	$15,229	$7,321
Research costs	9,434	7,973
Licensing fees	750	625
Professional fees	2,040	1,848
Intellectual property costs	2,311	2,193
Accrued property and equipment	407	294
Other	9	598
Total	$30,180	$20,852

5. Leases

In June 2015, the Company entered into a lease agreement for the lease of research facility space in Cambridge, Massachusetts, with a commencement date of November 15, 2015 (the “2015 Lease”). The lease expires in February 2022 with no further option to extend. The 2015 Lease contains escalating rent clauses, which require higher rent payments in future years. With the adoption of ASC 842, the Company has recorded a right-of-use asset and corresponding lease liability.

In May 2016, the Company entered into a sublease agreement for its primary office and research facility in Cambridge, Massachusetts, with a commencement date of December 23, 2016 (the “2016 Sublease”). The sublease expires in December 2026, and the Company has an option to extend the term of the sublease for an additional five-year period if, at the time of expiration of the initial term, the sublessor does not intend to utilize the space for itself or its affiliates. The 2016 Sublease contains escalating rent clauses, which require higher rent payments in future years. With the adoption of ASC 842, the Company has recorded a right-of-use asset and corresponding lease liability. The right-of-use asset and corresponding lease liability does not include the additional five-year period under the renewal option as the Company is not reasonably certain not to exercise that option.

In May 2019, the Company entered into a lease agreement for office facility space in Cambridge, Massachusetts, with a commencement date of June 1, 2019 (the “2019 Lease”). The lease expires in November 2026, and the Company has an option to extend the term of the lease for an additional five-year period based on certain conditions within the Company’s control. The 2019 Lease contains escalating rent clauses which require higher rent payments in future years. At lease commencement, the Company recorded a right-of-use asset and corresponding lease liability. The right-of-use asset and corresponding lease liability does not include the additional five-year period under the renewal option as the Company is not reasonably certain not to exercise that option.

In December 2019, Casebia became a wholly-owned subsidiary of the Company. In connection therewith, Casebia assigned its sublease for an office and research facility in Cambridge, Massachusetts (“2019 Sublease”) to the Company. The sublease expires in March 2024 and the Company has an option to extend the term of the sublease for an additional five-year period if, at the time of expiration of the initial term, the sublessor does not intend to utilize the space for itself or its affiliates. The 2019 Sublease contains escalating rent clauses which require higher rent payments in future years. The Company recorded a right-of-use asset and corresponding lease liability. The right-of-use asset and corresponding lease liability does not include the additional five-year period under the renewal option as the Company is not reasonably certain not to exercise that option.

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

The following table summarizes the lease assets and liabilities as of December 31, 2019 (in thousands):

As of December 31, 2019
Assets
Operating lease assets	$41,502
Total lease assets	41,502
Liabilities
Current
Operating lease liabilities	8,489
Non-current
Operating lease liabilities, net of current portion	44,050
Total lease liabilities	$52,539

The following table summarizes operating lease costs included in research and development and general and administrative expense, as well as sublease income for the twelve months ended December 31, 2019 (in thousands):

Twelve Months Ended December 31, 2019
Operating lease costs	$8,067
Short-term lease costs	4,554
Variable lease costs	4,282
Sublease income	(525)
Net lease cost	$16,378

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of December 31, 2019 (in thousands):

Total
2020	$13,963
2021	11,824
2022	10,167
2023	10,269
2024	8,308
Thereafter	15,678
Total	$70,209
Present value adjustment	(17,670)
Present value of lease liabilities	$52,539

The following table summarizes the lease term and discount rate as of December 31, 2019:

As of December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.0
Weighted-average discount rate
Operating leases	9.9%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2019 (in thousands):

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$8,420
Operating cash flows from operating leases	$8,420

In November 2019, the Company, together with one of its partners, committed to making payments to a clinical manufacturing organization under a lease arrangement.  The lease arrangement in expected to commence in the second half of 2020, at which time an upfront payment of $2.6 million is due. In addition, the Company and its partner have committed to paying approximately $3.7 million in annual rental payments for a five-year period following commencement. All payments will be split equally between the Company and its partner.

6. Commitments and Contingencies

Intellectual Property Agreements

Patent Assignment Agreement

In November 2014, the Company entered into a patent assignment agreement with Dr. Emmanuelle Charpentier, Dr. Ines Fonfara, and Vienna (collectively, the “Assignors”), pursuant to which the Company was assigned all rights, title and interest in and to certain patent rights claimed in the U.S. Patent Application No.61/905,835. As a result, the Assignors are entitled to receive certain low single digit clinical milestone payments and low single digit royalties based on annual net sales of licensed products and licensed services by the Company, its affiliates and sublicensees.

Charpentier License Agreements

In April 2014, the Company entered into certain technology license agreements with Dr. Charpentier pursuant to which the Company licensed certain intellectual property rights under joint ownership from Dr. Charpentier to develop and commercialize products for the treatment or prevention of human diseases. In connection therewith, Dr. Charpentier is entitled to receive nominal clinical milestone payments, low single digit percentage of sublicensing payments received under any sublicense agreement with a third party, and low single-digit percentage royalties based on annual net sales of licensed products and services by the Company and its affiliates and sublicensees.

During the years ended December 31, 2019, 2018 and 2017, the Company paid an immaterial amount of fees to Dr. Charpentier, which were recorded as research and development expense.

Research, Manufacturing and License Agreements

The Company has engaged several research institutions and companies to identify new delivery strategies and applications of the gene-editing technology. The Company is also a party to a number of research license agreements which require significant upfront payments, and may require future royalty payments and potential milestone payments from time to time. In addition, the Company is also a party to intellectual property agreements, which require maintenance and milestone payments from time to time. Further, the Company is a party to a number of manufacturing agreements that require upfront payments for the future performance of services.

In association with these agreements, on a product by product basis, the counterparties are eligible to receive up to low eight-digit potential payments upon specified research, development and regulatory milestones. In addition, on a product by product basis, the counterparties are eligible to receive potential commercial milestone payments based on specified annual sales thresholds. The potential payments are low-single digit percentages of the specified annual sales thresholds. The counterparties are also eligible to receive low single-digit royalties on future net sales.

Under certain circumstances and if certain contingent future events occur, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit royalties on future net sales.  Refer to Note 7 for further discussion on the Company’s arrangements with Vertex.

Litigation

The Company licenses a U.S. patent application from Dr. Charpentier that was subject to interference proceedings declared by the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”). Following motions by the parties and other procedural matters, the PTAB concluded in February 2017 that the declared interference should be dismissed because the claim sets of the two parties were not directed to the same patentable invention in accordance with the PTAB’s two-way test for patent interferences. In April 2017, Dr. Charpentier, the Regents of the University of California (“UC”), and the University of Vienna (collectively “UC”) appealed the PTAB decision to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). In the appeal, UC asked the court to review and reverse of the PTAB’s February 2017 decision, which terminated the interference without determining which inventors actually invented the use of the CRISPR/Cas9 genome editing technology in eukaryotic cells. The Federal Circuit conducted a hearing on the appeal on April 30, 2018. On September 10, 2018, the Federal Circuit affirmed the PTAB’s decision to terminate the interference proceeding.

In June 2019, we received notification that the USPTO initiated a new interference proceeding at the PTAB, which the PTAB redeclared in August 2019. The ‘115 interference involves fourteen (14) pending U.S. patent applications co-owned by the CVC Group and thirteen (13) patents and a patent application owned by the Broad. Specifically, the PTAB declared the ‘115 interference between the CVC Group’s pending U.S. Patent Application Nos. 15/947,680; 15/947,700; 15/947,718; 15/981,807; 15/981,808; 15/981,809; 16/136,159; 16/136,165; 16/136,168; 16/136,175; 16/276,361; 16/276,365; 16/276,368; and 16/276,374, and the Broad’s U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; 9,840,713, and U.S. Patent Application No. 14/704,551. This list includes the same twelve Broad patents and application that were involved in the ‘048 interference. In contrast, none of the issued U.S. patents the CVC Group owns are subject to this proceeding. The CVC Group’s inventions that are the subject of the ‘115 interference were first filed with the USPTO in May of 2012, while the Broad filed its first application seven months later in December of 2012. However, the 14 CVC Group patent applications that are involved in the ‘115 interference are continuing patent applications that were filed in 2018 and claim priority to the CVC Group’s original 2012 filing, while the Broad’s involved patents and patent application were filed between 2013 and 2015.  Because the PTAB accorded neither party the benefit of any of its first filing dates, but instead accorded only the benefit of the actual filing dates of the involved patents and patent applications, the CVC Group was by default named the Junior Party. Both parties have filed motions requesting the benefit of their earliest priority dates (CVC in May of 2012 and the Broad in December of 2012) during the interference proceeding.

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

On December 15, 2016, the Company entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (the “Invention Management Agreement”) with the Regents of the University of California, University of Vienna, Dr. Charpentier, Intellia Therapeutics, Inc. Caribou Biosciences, Inc., ERS Genomics Ltd. and one of our subsidiaries. Under the Invention Management Agreement, the Company is obligated to share costs related to patent maintenance, defense and prosecution. For the years ended December 31, 2019, 2018 and 2017, the Company incurred $2.9 million, $2.4 million and $1.2 million, respectively, in shared costs. The Company recorded accrued legal costs from the cost sharing of $1.5 million and $1.9 million as of December 31, 2019 and December 31, 2018, respectively. The Company is unable to predict the outcome of these matters and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

In addition to the above, in the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of those proceedings and claims cannot be predicted with certainty, the Company is not party to any legal or arbitration proceedings that may have significant effects on its financial position. It is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to it or its subsidiaries or has a material interest adverse to it or its subsidiaries.

7. Significant Contracts

Agreements with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries

Summary

On October 26, 2015, the Company entered into a strategic collaboration, option and license agreement (the “2015 Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries (“Vertex”). The 2015 Collaboration Agreement is focused on the use of the Company’s CRISPR/Cas9 gene-editing technology to discover and develop potential new treatments aimed at the underlying genetic causes of human disease.

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

In connection with the 2015 Collaboration Agreement, Vertex made a nonrefundable upfront payment of $75.0 million. Under the 2015 Collaboration Agreement, Vertex agreed to fund the discovery activities conducted pursuant to the agreement while retaining options to co-exclusive and exclusive licenses. In December 2017, upon execution of the JDA and Amendment No. 1, Vertex exercised its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets. As such, for potential hemoglobinopathy treatments, including treatments for sickle cell disease, the Company and Vertex will share equally all research and development costs and worldwide revenues. In connection with the JDA, the Company received a $7.0 million up-front payment from Vertex and subsequently received a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate. In addition, upon execution of the JDA and Amendment No. 1, it was clarified that Vertex may elect to license up to four remaining targets, for which it will lead global development and commercialization activities and the Company received the right to receive up to $420.0 million in development, regulatory and commercial milestones and royalties on net product sales for each of the targets (inclusive of $10 million due upon exercise of each exclusive option).

In June 2019, the Company and Vertex entered into a series of agreements, which closed on July 23, 2019, including a strategic collaboration and license agreement (the “2019 Collaboration Agreement”) for the development and commercialization of products for the treatment of Duchenne Muscular Dystrophy (“DMD”) and Myotonic Dystrophy Type 1 (“DM1”). Under the terms of the 2019 Collaboration Agreement, the Company received an upfront, nonrefundable payment of $175.0 million. In addition, the Company is eligible to receive potential future payments of up to $825.0 million based upon the successful achievement of specified research, development, regulatory and commercial milestones for the DMD and DM1 programs. The Company is also eligible to receive tiered royalties on future net sales on any products that may result from this collaboration. For the DMD program, Vertex is responsible for all research, development, manufacturing and commercialization activities and all related costs. For the DM1 program, the Company will perform specified guide RNA research and Vertex is responsible for all other research, development, manufacturing and commercialization costs. Upon Investigational New Drug (“IND”) application filing, the Company has the option to forego the DM1 milestones and royalties and instead, co-develop and co-commercialize all DM1 products globally in exchange for payment of 50% of research and development costs incurred by Vertex from the effective date of the agreement through IND filing.

In connection with the execution of the 2019 Collaboration Agreement, the Company and Vertex entered into a second amendment to the 2015 Collaboration Agreement (“Amendment No. 2”). Among other things, Amendment No. 2 modified certain definitions and provisions of the 2015 Collaboration Agreement to make them consistent with the 2019 Collaboration Agreement and set forth the number and identity of the collaboration targets under the 2015 Collaboration Agreement. The Company and Vertex agreed that one of the four remaining options under the 2015 Collaboration Agreement, as amended, would not be exercised; instead, the Company will reacquire the exclusive rights and will conduct research and development activities for the specified target. Vertex will have the option to co-develop and co-commercialize the specified target upon IND filing in exchange for payment of 50% of research and development costs incurred by the Company from the effective date of the agreement through IND filing. If Vertex does not exercise its option to co-develop and co-commercialize the specified target, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit royalties on future net sales.

In October 2019, Vertex exercised the remaining three options granted to it under the 2015 Collaboration Agreement to exclusively license the collaboration targets developed under the 2015 Collaboration Agreement, resulting in a payment of $30.0 million to the Company in the fourth quarter of 2019.

Accounting for the Vertex Agreements

The 2015 Collaboration Agreement, Amendment No. 1, and JDA are collectively the “2015 Agreements” and the 2019 Collaboration Agreement and Amendment No. 2.  are collectively the “2019 Agreements.” The 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, JDA and 2019 Collaboration Agreement are collectively the “Vertex Agreements.”

The Vertex Agreements include components of a customer-vendor relationship as defined under ASC 606, , collaborative arrangements as defined under ASC 808 and research and development costs as defined under ASC 730, Research and Development (“ASC 730”).

Accounting Analysis Under ASC 606

Accounting for the 2019 Agreements

Identification of the Contract

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

The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained as of December 31, 2019. The Company will re-evaluate the transaction price in each reporting period.

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

The ESSP for the DMD License and DM1 License was determined to be $224.6 million and $76.2 million, respectively. The ESSP was determined based on probability and present value adjusted cash flows from projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. On a relative basis $151.1 million and $51.3 million of the transaction price was allocated to the DMD License and DM1 License, respectively.

The ESSP for the Specified Target Option material right was determined to be $17.5 million, which was based on the incremental discount between (i) the value of the probability and present value adjusted cash flows from the equal sharing of projected worldwide net profit increased by the value of the option provided to Vertex less (ii) the expected exercise price at the time of option exercise. The present value adjusted cash flows also considered projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. On a relative basis $11.8 million of the transaction price was allocated to the Specified Target Option material right.

The ESSP for each of the three Collaboration Target Option material rights was determined to be $25.0 million, $22.2 million and $22.2 million, respectively, which was determined based the probability and present value adjusted cash flows from milestone payments owed for exclusive licenses, less the price paid to exercise each option. On a relative basis $46.7 million of the transaction price was allocated to the Collaboration Target Option material rights.

The aforementioned ESSPs reflect the level of risk and expected probability of success inherent in the nature associated of the associated research area.

The ESSP for the waiving of Vertex’s material right associated with its option to a fourth exclusive license under the 2015 Agreements was determined to be $10.0 million, or the contractual value of the option. On a relative basis $6.7 million of the transaction price was allocated to the waiving of Vertex’s material right associated with its option to a fourth exclusive license under the 2015 Agreements.

The ESSP for the DM1 R&D Services was determined to be $1.7 million, which was based on estimates of the associated effort and cost of the services, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. On a relative basis $1.1 million of the transaction price was allocated to the DM1 R&D Services.

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

The Company concluded that the Specified Target Option and Collaboration Target Options are considered material rights under the Vertex Agreements. Revenue related to the three Collaboration Target Options material right was recognized at the point in time in which Vertex exercised the Collaboration Target Options, which occurred in the fourth quarter of 2019. In addition, the Company recognized $30.0 million in revenue corresponding to the three $10.0 million payments made by Vertex to exercise the three options, the consideration for which, the Company determined relates specifically to the Company’s efforts to satisfy the respective performance obligations (material rights) and that allocating the amounts to those performance obligations (material rights) satisfies allocation objectives in ASC 606-10-32-28.

The Company recognizes revenue related to the DM1 R&D Services over time as the services are rendered, which is expected to be over an 18-month period from the effective date of the 2019 Agreements.

Accounting for the 2015 Agreements (prior to the execution of the 2019 Agreements)

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective approach. The Company applied the practical expedient in ASC 606-10-65-1 in identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price under the practical expedient in ASC 606. There was no significant impact on revenue recognized under ASC 606 and the prior revenue recognition as a result of the adoption.

Identification of the Contract

Amendment No. 1 and the JDA represented a contract modification to the 2015 Collaboration Agreement. As a result, the 2015 Agreements are combined for accounting purposes and treated as a single arrangement.

Identification of Performance Obligations

The Company concluded the following material promises were both capable of being distinct and distinct within the context of the 2015 Agreements and represented separate performance obligations: (i) the non-exclusive research license; (ii) four material rights representing the option for up to four exclusive licenses to develop and commercialize the collaboration targets; (iii) a combined performance obligation representing the co-exclusive research license, and a development and commercialization license to develop and commercialize hemoglobinopathies and beta-globin targets; and (iv) the performance of R&D Services.

Determination of Transaction Price

The overall transaction price was comprised of: (i) original upfront payment of $75.0 million, (ii) an upfront payment of $7.0 million under the JDA, and (iii) $19.3 million of variable consideration associated with the R&D services.

The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained as of December 31, 2018 and 2017.  The Company will re-evaluate the transaction price in each reporting period.

Allocation of Transaction Price to Performance Obligations

The selling price of each performance obligation was determined based on the Company’s ESSP. The Company developed the ESSP for all the performance obligations included in the 2015 Agreements with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company then allocated the transaction price to each performance obligation on a relative standalone selling price basis.

The ESSP for R&D Services was determined to be $19.3 million. The Company developed the ESSP for the R&D Services primarily based on the nature of the services to be performed and estimates of the associated effort and cost of the services, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. The Company allocated $19.3 million of the transaction price to R&D Services.

The Company’s ESSP for each of the remaining material rights to obtain an exclusive license to develop and commercialize a single collaboration target are $45.6 million, $38.4 million, $17.3 million and $17.3 million for a total of $118.6 million. ESSPs for these items were determined based on the probability and present value adjusted cash flows from milestone payments owed for exclusive licenses, less the price paid to exercise each option. On a relative basis $57.7 million of the transaction price was alloacted to these material rights.

The Company’s ESSP for the co-exclusive research license and the development and commercialization licenses for hemoglobinopathy and beta-globin targets is $48.9 million. The ESSP for this item was determined based on probability and present value adjusted cash flows from the equal sharing of projected worldwide net profit. ESSP reflects the level of risk and expected probability of success inherent in the nature of the associated research area. On a relative basis $23.8 million of the transaction price was allocated to the co-exclusive research license and the development and commercialization licenses for hemoglobinopathy and beta-globin targets.

The Company used a market-based approach to determine the ESSP of the non-exclusive research license of $1.0 million.  The Company determined ESSP by use of comparative data, including in-licensed research agreements negotiated and executed within the Company. On a relative basis $0.5 million of the transaction price was allocated to the non-exclusive research license.

The aforementioned ESSP’s reflect the level of risk and expected probability of success inherent in the nature of the associated research area.

Recognition of Revenue

The Company determined that the non-exclusive research license is symbolic intellectual property as Vertex receives value from the license through the Company’s ongoing activities, as such, the revenue related to the non-exclusive research license was recognized ratably over the term of the arrangement. Upon the execution of the JDA, a co-exclusive research, development and commercialization license was granted for hemoglobinopathy and beta-globin targets. The Company determined that the revenue related to these licenses was recognized at a point in time, in which they were delivered at inception of the JDA in December 2017. As Vertex has material right in its option to obtain four additional exclusive licenses to develop and commercialize four additional collaboration targets, the Company determined that consideration allocated to these material rights would be included in the transaction price of the exclusive license and recognized at a point in time, upon the exercise of the option by Vertex or expiration. As the Company has a right to consideration from Vertex in an amount that corresponds directly with the value of the Company’s performance completed to date for the R&D services, the Company recognized revenue related to the R&D services as invoiced, in line with the practical expedient in ASC 606-10-55-18.

Revenue recognized in connection with the Vertex Agreements

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $289.1 million, $0.6 million and $36.2 million of revenue related to the Vertex Agreements, respectively. The $289.1 million of revenue recognized for the year-ended December 31, 2019 was comprised of (i) revenue related to the DMD License and DM1 License of $202.4 million, which was recognized at the point in time in which the licenses were delivered, (ii) revenue related to the Collaboration Target Options material right of $76.7 million, which was recognized upon the exercise of the Collaboration Target Options by Vertex, (iii) revenue allocated to the waiving of Vertex’s material right associated with its option to a fourth exclusive license in connection with the Company’s reacquisition of exclusive rights to the specified target of $6.7 million, which was recognized at the point in time in which the option was waived, (iv) revenue recognized in connection with DM1 R&D Services of $0.1 million and (v) revenue recognized of $0.1 million related to both research and development services as well as the amortization of the non-exclusive research license under the 2015 Agreements. Additionally, the Company recognized revenue related to a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate in the third quarter of 2019. The $0.6 million in revenue recognized in 2018 was comprised of both research and development services as well as the amortization of the non-exclusive research license under the 2015 Agreements. The $36.2 million of revenue recognized in 2017 was comprised of primarily of (i) $30.3 million allocated to co-exclusive research license and a development and commercialization license to develop and commercialize each of the hemoglobinopathy and beta-globin targets under ASC 605, which was recognized in connection with the signing of the JDA in December 2017 and (ii) research and development services under the 2015 Agreements.

As of December 31, 2019 and 2018, there was $0.9 million and $0.1 million of current deferred revenue related to the Vertex Agreements. As of December 31, 2019 and 2018, there was $11.8 million and $57.8 million of non-current deferred revenue related the Vertex Agreements.  The transaction price allocated to the remaining performance obligations was $12.7 million.

Milestones under the Vertex Agreements

The Company has evaluated the milestones that may be received in connection with the Vertex Agreements. As discussed above, in connection with the Collaboration Target Options, the Company received $30.0 million in option exercise payments from Vertex in the fourth quarter of 2019.  The Company is eligible to receive up to $410.0 million in additional development, regulatory and commercial milestones and royalties on net product sales for each of the three collaboration targets that Vertex licensed in the fourth quarter of 2019. Each milestone is payable only once per collaboration target, regardless of the number of products directed to such collaboration target that achieve the relevant milestone event.

In connection with the JDA, the Company received a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate. Revenue was recognized for this milestone in the third quarter of 2019, the point in time in which the milestone was both probable and achieved.

The Company is eligible to receive potential future payments of up to $825.0 million based upon the successful achievement of specified research, development, regulatory and commercial milestones for the DMD and DM1 programs. As discussed above, the first research milestone of $25.0 million was included in the transaction price. This amount is recorded as a contract asset within prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company is also eligible to receive tiered royalties on future net sales on any products that may result from this collaboration; however, the Company has the option to forego the DM1 milestones and royalties to co-develop and co-commercialize all DM1 products globally.

With the exception of the first research milestone of $25.0 million, each of the remaining milestones are fully constrained as of December 31, 2019. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

In connection with the 2019 Agreements, the Company identified the following collaborative elements, which were unchanged as those identified with the 2015 Agreements and are accounted for under ASC 808: (i) development and commercialization services for shared products; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing associated with research and development is included in research and development expense. Expenses related to services performed by the Company are classified as research and development expense. Payments received from Vertex for partial reimbursement of expenses are recorded as a reduction of research and development expense.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $29.2 million, $20.2 million and $9.9 million of research and development expense related to the Vertex Agreements. Research and development expense for 2019, 2018 and 2017 is net of $15.9 million, $13.8 million and $0.0 million of reimbursements from Vertex, respectively.

Accounting Analysis under ASC 730

In connection with the 2019 Vertex Agreements, the Company and Vertex agreed that one of the four remaining options under the 2015 Agreements, as amended, would not be exercised; instead, the Company will conduct research and development activities for a specified target. Vertex will have the option to co-develop and co-commercialize the specified target upon IND filing in exchange for payment of 50% of research and development costs incurred by the Company from the effective date of the agreement through IND filing. If Vertex does not exercise its option to do so within a specified time period, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit royalties on future net sales.

In connection therewith, the Company determined that in order for the Company to obtain the right to conduct research and development activities on the specified target, the Company had waived its right to receive an option exercise payment of $10.0 million from Vertex, which was included as non-cash consideration in the transaction price described above. The Company then subsequently reacquired its rights to the specified target by waiving payment owed by Vertex of $10.0 million for a license that represents in-process research and development and therefore, $10.0 million of non-cash consideration was fully expensed upon the execution of the 2019 Agreements. The Company also determined that research and development services through IND for the specified target and any payment of future development and commercialization milestones, as well as sales-based milestones and royalties for the specified target, would be accounted for as research and development costs under ASC 730 and expensed as incurred.  In addition, the Company also determined that should the Company elect its option to co-develop and co-commercialize all DM1 products globally, it will record the option fee as research and development expense upon exercise.

Joint Venture with Bayer Healthcare LLC

Summary

On December 19, 2015, the Company entered into an agreement with Bayer, to establish a joint venture to focus on the research and the development of new therapeutics to cure blood disorders, blindness and congenital heart disease. On February 12, 2016, the Company and Bayer completed the formation of the joint venture entity, Casebia.  Bayer and the Company each received a 50% equity interest in the entity in exchange for their respective contributions to the entity. At this time, the Company also entered into a separate service agreement with Casebia, under which the Company agreed to provide compensated research and development services. Collectively, these agreements are referred to as the “2015 Casebia Agreements.”

On December 13, 2019, the Company, Bayer and Casebia entered into a series of transactions by which, among other things, the Company acquired 100% of the partnership interests in Casebia (“Retirement Agreement”), the Company and Bayer terminated their joint venture (“Joint Venture Termination Agreement”), and the Company and Bayer entered into a new option agreement (the “2019 Option Agreement”). Collectively, these agreements are referred to as the “2019 Casebia Agreements.”

In connection with the Retirement Agreement, Casebia retired Bayer’s outstanding partnership interests in exchange for up to $22.0 million returned from Casebia operating cash less certain estimated interim operating expenses of $6.0 million, which is subject to potential post-closing adjustments, and the Company acquired 100% of the partnership interests in Casebia.

In connection with entering into the Retirement Agreement, the Company, Bayer and Casebia entered into the Joint Venture Termination Agreement.  In connection therewith, the Company and Bayer agreed to terminate the Joint Venture Agreement from December 2015. Under the Joint Venture Termination Agreement, Casebia-owned patents will now be co-owned by the Company and Bayer, subject to certain exclusive licenses granted therein. Under the Joint Venture Termination Agreement, the Company and Bayer each retained rights to their respective contributed intellectual property.

In connection with entering into the Retirement Agreement and the Joint Venture Termination Agreement, the Company and Bayer also entered into the 2019 Option Agreement, under which, among other things, the Company committed to invest a specified amount in certain research and development activities as described under “Accounting Analysis – Accounting for 2019 Casebia Agreements”. In addition, Bayer has an option (exercisable during a specified exercise period defined by future events, but in no event longer than 5 years after the effective date of the 2019 Option Agreement) to co-develop and co-commercialize two products for the diagnosis, treatment or prevention of certain autoimmune disorders, eye disorders, or hemophilia A disorders. In the event Bayer elects to co-develop and co-commercialize a product, the parties will negotiate and enter into a co-development and co-commercialization agreement (a “Co-Commercialization Agreement”) for such product, and Bayer would be responsible for 50% of the research and development costs incurred by the Company for such product going forward. Bayer would receive 50% of all profits from sales of such product and would be responsible for 50% of all losses.

If Bayer elects to exercise its option to co-develop and co-commercialize a product, Bayer will make a one-time $20.0 million payment (the “Option Payment”) to the Company that will become non-refundable once the parties execute a Co-Commercialization Agreement with respect to such optioned product. The Option Payment is payable only once with respect to the first time Bayer exercises an option under the 2019 Option Agreement.

In addition, following Bayer’s exercise of its option and/or the execution of a Co-Commercialization Agreement for an optioned product, for a period beginning on the effective date of such Co-Commercialization Agreement and ending on the earlier of the 3 month anniversary of such effective date or during the 90-day negotiation process of such Co-Commercialization Agreement, Bayer has a right to negotiate an exclusive license to develop and commercialize such optioned product. If Bayer exercises such right, the parties will enter into an exclusive license agreement for such optioned product on terms mutually agreeable to the parties. Further, the Option Payment paid for such optioned product would become credited against payments due under such exclusive license or any other exclusive license entered into in connection with the 2019 Option Agreement.

Either party may terminate the 2019 Option Agreement upon the other party’s material breach, subject to specified notice and cure provisions. The Company may also terminate the 2019 Option Agreement in the event Bayer commences or participates in any action or proceeding challenging the validity or enforceability of any Company patent necessary or useful for the research, development, manufacture or commercialization of a product that is the subject of the 2019 Option Agreement. Bayer may also terminate the 2019 Option Agreement upon the Company’s bankruptcy or insolvency, or for convenience at any time, after giving written notice.

Accounting Analysis

Accounting for the 2015 Casebia Agreements

The Company determined that Casebia was a VIE and concluded that the Company was not the primary beneficiary of the VIE. As such, the Company did not consolidate Casebia’s results into the consolidated financial statements. Instead, the Company accounted for its ownership in Casebia as an equity method investment, the value of which was written down to zero immediately after formation of the joint venture. The 2015 Casebia Agreements included components of a customer-vendor relationship as defined under ASC 606 and collaborative arrangements as defined under ASC 808.

As discussed above, on January 1, 2018, the Company adopted ASC 606 using the modified retrospective approach. There was no significant impact on revenue recognized under ASC 606 and the prior revenue recognition as a result of the adoption.

For the years ended December 31, 2019, 2018 and 2017, the only element of 2015 Casebia Agreements accounted for in accordance with ASC 606 was the obligation to perform research and development services for Casebia. Revenue recognized for research and development was recognized under the right to invoice practical expedient in ASC 606-10-55-18. This performance obligation was terminated upon the execution of the 2019 Casebia Agreements.

For the years ended December 31, 2019, 2018 and 2017, the only element of the 2015 Casebia Agreements accounted for in accordance with ASC 808 was the cost sharing activity with Casebia with respect to shared research and technology licenses with other vendors for which the Company determined the arrangement was a cost/profit sharing arrangement and not a revenue arrangement. Therefore, the related impact of the cost sharing is included in R&D expense.  Cost sharing activity ceased with the execution of the 2019 Casebia Agreements.

Loss from Equity Method Investment

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $5.5 million, $4.3 million and $1.8 million, respectively, of stock-based compensation expense related to Casebia employees. Unrecognized equity method losses in excess of the Company’s equity investment in Casebia was $72.0 million and $45.3 million as of December 31, 2019 and 2018, respectively. Total net loss of Casebia for the period ending December 13, 2019 (prior to the Company’s consolidation of Casebia) and the years ended December 31, 2018 and 2017 was $58.8 million, $52.5 million and $36.2 million, respectively.

Collaboration Revenue

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $0.5 million, $2.5 million and $4.8 million of revenue, respectively, related to the collaboration with Casebia. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $0.7 million, $3.8 million and $4.5 million of research and development expense, respectively, in relation to its performance under the agreement.

Collaborative elements

The Company received reimbursements of $0.2 million, $0.9 million and $4.4 million for both research and license agreements during years ended December 31, 2019, 2018 and 2017, respectively, which was recorded as a reduction of R&D expense in the income statement.

Accounting for the 2019 Casebia Agreements

The Company determined that the Retirement Agreement and Joint Venture Termination Agreement resulted in the Company obtaining a controlling interest in Casebia and should be accounted for as a separate component from the 2019 Option Agreement. In doing so, the Company allocated the consideration transferred of $41.0 million (consisting of $16.0 million of assets acquired net of the purchase price, as displayed in the table below, and $25.0 million of cash allocated to the 2019 Option Agreement) between the two components using a relative fair value approach. The Company determined the relative fair value related to obtaining a controlling interest in Casebia was $32.0 million and the relative fair value of the consideration transferred related to the 2019 Option Agreement was $25.0 million, which is comprised of $20.2 million related to certain research and development activities and $4.8 million related to certain options as described above.

As a result of the Retirement Agreement, the Company determined that it had obtained a controlling interest in a VIE, for which it became the primary beneficiary. As such, under ASC 810, Consolidation, the Company accounted for the net assets obtained under ASC 805, Business Combinations. In accordance therewith, the Company determined the set of acquired assets and assumed liabilities did not meet the definition of a business, as the Company did not acquire an assembled workforce and thus the Company did not acquire substantive processes capable of producing outputs. As such, no goodwill was recorded. The Company measured the fair value of the assets and liabilities received, determining the relative fair value was $16.0 million (after paying the $16.0 million for Bayer’s 50% interest) and recorded the difference between that amount and the Company’s carrying amount, which was zero, as a gain within other income (expense). The relative fair value of the assets and liabilities received (exclusive of the $16.0 million paid from Casebia to Bayer to retire Bayer’s interest in the JV) was determined as follows (in thousands):

Fair value	Amount
Cash and cash equivalents	$6,784
Prepaid expenses and other current assets	2,565
Property, plant and equipment, net	9,340
Operating lease assets	11,003
Restricted cash	1,226
Accrued expenses and other current liabilities	(3,915)
Operating lease liabilities	(11,003)
Net assets	$16,000

The value of the reacquired rights related to the intellectual property was determined to be insignificant.

The Company determined that the 2019 Option Agreement should be accounted for under ASC 730-20, Research and Development Expense. This determination was based on the fact that the financial risk associated with the research and development has been transferred to the Company because repayment of any of the funds provided by Bayer depends solely on the results of the research and development having a future economic benefit. The Company further determined that it had two separate obligations under the 2019 Option Agreements, which consist of i) research and development services and ii) future delivery of up to two options for products in defined fields. The relative fair value of the obligations was determined to be $20.2 million and $4.8 million, respectively. As the Company has accounted for its obligations as a contract to perform research and development for others, with respect to the obligation to perform research and development services the Company will recognize an offset to research and development expense as the research is performed and, with respect to the future delivery of up to two option for products in defined fields, at the earlier of option exercise (at or near IND application filing), expiration, or when commercially reasonable efforts to progress the program have been exhausted.

The Company has recorded $11.0 million in other current liabilities relating to certain research and development obligations to be satisfied within one year of the balance sheet date and $14.0 million in other long-term liabilities consisting of the relative fair value of such obligations to be satisfied beyond one year from the balance sheet date as well as the relative fair value of the options. Further, the Company determined that Casebia was not significant in accordance with Regulation S-X Rule 3-05 and 3-09.

Collaboration Agreement with ViaCyte, Inc.

On September 17, 2018, the Company entered into a research collaboration agreement (“ViaCyte Collaboration Agreement”) with ViaCyte, Inc. (“ViaCyte”) focused on the discovery, development, and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes. Under the terms of the ViaCyte Collaboration Agreement, the Company and ViaCyte will jointly seek to develop an immune-evasive stem cell line as a first step on the path to an allogeneic stem-cell derived product.  Upon successful completion of these studies and identification of a product candidate, the parties will jointly assume responsibility for further development and commercialization worldwide.

Upon execution of the agreement, ViaCyte was entitled to receive $15.0 million from the Company payable in two installments either in cash or in common shares at the Company’s option. The agreement includes certain provisions such that in the event ViaCyte sold shares received from the Company for less than $15.0 million in combined net proceeds, the Company would owe ViaCyte the deficient amount. In the event ViaCyte sold shares received from the Company for greater than $15.0 million in combined net proceeds, ViaCyte would owe the Company the surplus amount. On September 24, 2018, the Company issued 165,636 common shares to ViaCyte which had a fair value of $7.5 million. These shares were subsequently sold for $6.9 million, resulting in a deficient amount of $0.6 million. On November 15, 2018, the Company issued 214,512 common shares to ViaCyte, which had a fair value of $8.1 million. These shares were subsequently sold for $7.5 million, resulting in a deficient amount of $0.6 million, which was paid in cash on December 18, 2018. Of the total consideration paid of $16.2 million, the Company recognized $15.0 million within research and development expense and $1.2 million within other (expense) income in the statement of operations for the twelve months ended December 31, 2018.

At the time of the agreement, ViaCyte had the option, under certain conditions, to receive an additional $10.0 million from the Company in the form of a convertible promissory note to be issued at fair value. As of November 2018, these conditions expired and the Company is no longer required to provide ViaCyte with additional funding. The ViaCyte Collaboration Agreement may remain in force for up to six years. Under the agreement, each of the parties are obligated to use commercially reasonable efforts to perform certain research activities under a jointly developed research plan. Each party bears the costs for its respective research obligations.

8. Share Capital

The Company had 103.9 million and 90.3 million authorized Common Shares as of December 31, 2019 and 2018, respectively, with a par value of CHF 0.03 per share. Share Capital consisted of the following (in thousands):

		As of December 31,
Type of Share Capital	Conditional Capital	2019	2018
Common shares	Registered share capital	61,037	52,268
Common shares	Authorized share capital	19,246	17,577
Common shares	Conditional share capital - Bonds or similar debt instruments	4,920	4,920
Common shares	Conditional share capital - Employee benefit plans	18,698	15,579
	Total	103,901	90,344

Included in registered share capital are 1,230,729 shares registered, which are held by the Company and its subsidiaries and are reserved for future issuance for financings.

Common Share Issuances

In October 2016, the Company sold 4.4 million common shares through an initial public offering (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) at a price of $14.00 per share for proceeds of $53.7 million, which were net of equity issuance costs of $8.3 million. Concurrent with the initial public offering, the Company sold 2.5 million common shares to Bayer BV in a private placement, at a price of $14.00 per share, resulting in aggregate net proceeds of $35.0 million.

In January 2018, the Company sold 5.7 million common shares through an underwritten public offering (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) at a price of $22.75 per share for proceeds of $122.6 million, which were net of equity issuance costs of $8.2 million.

In September 2018, the Company sold 4.2 million common shares through an underwritten public offering at a price of $47.50 per share for proceeds of $184.5 million, which were net of equity issuance costs of $15.5 million.

In the first quarter of 2019, the Company began to sell securities under an Open Market Sale AgreementSM it entered into with Jefferies LLC (“Jefferies”) in August 2018 (“2018 ATM”), under which the Company was able to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $125.0 million. During year ended December 31, 2019, the Company issued and sold an aggregate of 2.8 million common shares at an average price of $44.38 per share for aggregate proceeds of $120.6 million, which were net of equity issuance costs of $4.4 million.

In November 2019, the Company sold 4.9 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the option to purchase additional shares granted to the underwriters in connection with the offering) at a price of $64.50 per share for proceeds of $294.4 million, which were net of equity issuance costs of $20.7 million.

In addition, in August 2019, following the termination of the 2018 ATM by its terms, the Company entered into a new Open Market Sale AgreementSM with Jefferies (the “2019 ATM”), under which the Company may offer and sell, from time to time, common shares having aggregate gross proceeds of up to $200.0 million. The Company has not yet issued or sold any securities under the 2019 ATM.

The Common Shares have the following characteristics:

Voting Rights

The holders of Common Shares are entitled to one vote for each Common Share held at all meetings of shareholders.

Dividends

The holders of Common Shares are entitled to receive dividends, if and when resolved upon by the general meeting of shareholders based on a respective proposal by the Board of Directors and provided that the Company disposes of sufficient freely distributable reserves. As of December 31, 2019, no dividends have been declared or paid since the Company’s inception.

Liquidation

The holders of the Common Shares are entitled to share ratably in the Company’s assets available for distribution to shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event.

9. Equity-based Compensation

Option and Grant Plans

In April 2015, the Company’s shareholders approved the 2015 Stock Option and Grant Plan (the “2015 Plan”) and in July 2016, the Company’s shareholders approved the 2016 Stock Option and Incentive Plan (the “2016 Plan”).  In May 2018, the Company’s shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan,” collectively, the “Plans”). Subsequent to the IPO, no further options were granted under the 2015 Plan. The Plans provide for the issuance of equity awards in the form of restricted shares, options to purchase Common Shares which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”), unrestricted stock unit grants, and qualified performance and market-based awards to eligible employees, officers, directors, non-employee consultants and other key personnel. Terms of the equity awards, including vesting requirements, are determined by the Company’s Board of Directors, subject to the provisions of the Plans. Options granted by the Company typically vest over four years and have a contractual life of ten years.

Equity-Based Compensation Expense

The Company recognized stock-based compensation expense totaling $49.5 million, $39.3 million, and $20.6 million during the years ended December 31, 2019, 2018 and 2017, respectively. Stock‑based compensation expense by classification within the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$23,273	$17,557	$8,800
General and administrative	20,784	17,428	10,073
Loss from equity method investment	5,467	4,275	1,763
Total	$49,524	$39,260	$20,636

As of December 31, 2019, there was $96.2 million and $31.9 million of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, that is expected to be recognized over a weighted-average period of 2.8 and 2.3 years, respectively.

Stock Options

The fair value of each option issued to employees and non-employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2019	2018	2017
Options granted	2,832,784	2,209,597	2,999,847
Weighted-average exercise price	$39.16	$51.73	$16.98
Weighted-average grant date fair value	$24.57	$33.82	$11.16
Assumptions:
Expected volatility	68.9%	71.9%	72.5%
Expected term (in years)	6.0	6.0	6.1
Risk-free interest rate	2.2%	2.8%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes stock option activity under the Company’s equity award plans (intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	6,689,311	$25.42	8.3	$68,572
Granted	2,832,784	$39.16
Exercised	(1,180,644)	$14.91
Cancelled or forfeited	(559,014)	$35.35
Outstanding at December 31, 2019	7,782,437	$31.30	8.2	231,554
Exercisable at December 31, 2019	3,328,398	$24.07	7.4	$122,774
Vested and expected to vest at December 31, 2019	7,782,437	$31.30	8.2	$231,554

During 2019 and 2018, the Company did not grant awards subject to performance-based or market-based vesting conditions. As of December 31, 2019, options to purchase 883,695 Common Shares subject to performance-based vesting conditions were vested, as performance conditions were achieved, and there were 261,888 options to purchase Common Shares subject to performance-based vesting conditions outstanding.

During 2017, the Company granted 150,000 options with market-based vesting conditions, of which 75% vest at the end of a three-year service period and 25% vest at the end of a four-year service period. Upon achieving a specified average stock price in prior years, the market condition was satisfied. Expense for the options is being recognized over the requisite service period. As of December 31, 2019, none of the stock options had vested.

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2019, 2018 and 2017 was $42.2 million, $38.3 million and $12.3 million, respectively.

Restricted Stock

The following table summarizes the restricted stock activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted common shares at December 31, 2018	327,342	$36.72
Granted	503,600	62.11
Vested	(86,758)	20.38
Cancelled or forfeited	(44,650)	44.50
Unvested restricted common shares at December 31, 2019	699,534	$56.53

During the years ended December 31, 2019, 2018 and 2017, the total fair value of restricted stock vested was $3.6 million, $11.3 million and $8.3 million, respectively.

Award modifications

During the years ended December 31, 2019, 2018 and 2017, the Company modified the terms of certain equity awards held by departing employees, resulting in $0.1 million, $3.8 million, and $2.2 million of stock-based compensation expense, respectively.  During the year ended December 31, 2019, the Company modified the terms of certain equity awards held by non-employees. The modifications resulted in $2.9 million in stock-based compensation expense recorded during the period. For the year ended December 31, 2018 and 2017, there were no modification of options held by non-employees.

10. Net Income (Loss) Per Share Attributable to Common Shareholders

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Year ended December 31,
	2019	2018	2017
Basic net income (loss) per common share calculation:
Net income (loss) attributable to common shareholders	$66,858	$(164,981)	$(68,357)
Net income (loss) attributable to common shareholders - basic	$66,858	$(164,981)	$(68,357)

Basic weighted-average common shares outstanding	54,392,304	47,964,368	40,057,365
Basic net income (loss) per common share	$1.23	$(3.44)	$(1.71)

Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common shareholders	$66,858	$(164,981)	$(68,357)
Net income (loss) attributable to common shareholders - diluted	$66,858	$(164,981)	$(68,357)

Weighted-average shares used to compute basic net income (loss) per common share	54,392,304	47,964,368	40,057,365
Effect of potentially dilutive securities:
Outstanding options	2,406,962	—	—
Unvested restricted common shares	133,532	—	—
Weighted-average shares used to compute diluted net income (loss) per common share	56,932,798	47,964,368	40,057,365
Diluted net income (loss) per common share	$1.17	$(3.44)	$(1.71)

The Company did not include the securities in the following table in the computation of the net income (loss) per share calculations because the effect would have been anti-dilutive during each period:

	Year ended December 31,
	2019	2018	2017
Outstanding options	3,789,129	6,689,311	6,262,339
Unvested restricted common shares	108,625	327,342	157,515
Total	3,897,754	7,016,653	6,419,854

11. 401(k) Savings Plan

The Company established a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) in November 2016. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company contributed $1.1 million, $0.6 million and $0.5 million to the 401(k) Plan for the year ended December 31, 2019, 2018 and 2017, respectively.

12. Income Taxes

The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions for the foreign parent and where foreign subsidiaries have been established.

Net loss before taxes

For the years ended December 31, 2019, 2018 and 2017, the income (loss) before provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic	$9,155	$5,966	$5,184
Foreign	58,151	(170,394)	(71,792)
Total	$67,306	$(164,428)	$(66,608)

The (provision for) benefit from income taxes consist of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current income taxes:
Federal	$(423)	$(416)	$(1,533)
State	(59)	(131)	(42)
Foreign	—	0	6
Total current income taxes	(482)	(547)	(1,569)
Deferred income taxes:
Federal	34	(6)	(477)
State	—	—	297
Foreign	—	—	—
Total deferred income taxes	34	(6)	(180)
Total income tax provision	$(448)	$(553)	$(1,749)

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years Ended December 31,
	2019	2018	2017
Income tax expense at statutory rate	9.3%	9.3%	9.3%
State income tax, net of federal benefit	(2.1)%	0.7%	0.3%
Nondeductible expenses	(0.1)%	0.0%	0.0%
Foreign rate differential	2.0%	(0.4%)	(2.5%)
Statutory to US GAAP permanent differences	0.1%	1.0%	1.8%
Stock-based compensation	(2.0%)	1.4%	(2.9%)
Impact of deferred rate change	(12.2%)	0.0%	0.0%
Research credits	(5.2)%	1.8%	0.8%
Change in valuation allowance	10.9%	(14.1%)	(9.4%)
Effective income tax rate	0.7%	(0.3%)	(2.6%)

The federal statutory rate reflects the Switzerland mixed company service rate.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$31,496	$25,418
Accruals and reserves	2,868	1,816
Operating lease liabilities	14,214	—
Deferred Rent	—	3,300
Other deferred tax assets	28	51
Stock-based compensation	5,217	2,871
Deferred revenue	(20)	3,264
Research credit	7,150	3,322
Total deferred tax assets	60,953	40,042
Less valuation allowance	(45,913)	(36,208)
Net deferred tax assets	15,040	3,834
Deferred tax liabilities:
Depreciation	(3,901)	(3,785)
Operating lease assets	(11,068)	—
Intangible assets	(40)	(49)
Other deferred tax liabilities	(20)	(22)
Total deferred tax liabilities	(15,029)	(3,856)
Long term deferred taxes	$11	$(22)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of worldwide operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its U.S. and non-U.S. deferred tax assets will not be realized. Accordingly, as of December 31, 2019 and 2018, the Company has provided a full valuation allowance against its net deferred tax assets in Switzerland, the United States and the UK for its TRACR subsidiary. The valuation allowance increased by $9.7 million during 2019, which is primarily attributable to increases in the tax rates in Switzerland as a result of tax reform beginning January 1, 2020, partially offset by 2019 taxable income.

As of December 31, 2019, the Company had available non-U.S. net operating loss carryforwards of $526.1 million of which $262.3 million relate to Switzerland, $262.3 million relate to the Canton of Zug, and $1.5 million relate to the Company’s wholly-owned subsidiary in the United Kingdom. The net operating losses generated in Switzerland and the Canton of Zug begin to expire in 2022 and the net operating losses generated in the United Kingdom can be carried forward indefinitely.

As of December 31, 2019, the Company had U.S. domestic federal research and development credit carryforwards of $4.4 million which expire in 2039 for federal purposes, which are net of uncertain tax positions of $3.0 million. As of December 31, 2019, the Company had U.S. domestic state research and development credit carryforwards of $3.4 million which begin to expire in 2034, which are net of uncertain tax positions of $2.2 million.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2019, the Company had gross unrecognized tax benefits of $5.2 million of which $4.8 million would favorably impact the effective tax rate if recognized. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate changes in gross unrecognized tax benefits was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$1,595	$354	$163
Increases for tax positions taken during current period	2,754	1,212	178
Increases for tax positions taken in prior periods	882	29	13
Decreases for tax positions taken during current period	—	—	—
Decreases for tax positions taken in prior periods	—	—	—
Balance at end of year	$5,231	$1,595	$354

The Company files income tax returns in the U.S. federal jurisdiction, Massachusetts and certain non-U.S. jurisdictions. The Company is subject to U.S. federal, Massachusetts and non-U.S. income tax examinations by authorities for tax years ending after December 31, 2015. Research credits generated in prior tax years that are closed for examination may still be adjusted upon future examination if they have or will be used in a future period. The Company is subject to income tax examinations by authorities in its non-U.S. jurisdictions for all years.

13. Selected Quarterly Financial Data (Unaudited)

The following table sets forth the Company’s quarterly financial data for the two years ended December 31, 2019.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue	$328	$318	$211,928	$77,016
Total operating expenses	48,751	55,301	72,765	$66,033
(Loss) income from operations	(48,423)	(54,983)	139,163	$10,983
Net (loss) income	(48,408)	(53,699)	138,423	$30,542
Net (loss) income per share attributable to common shareholders:
Basic	$(0.93)	$(1.01)	2.52	$0.53
Diluted	$(0.93)	$(1.01)	$2.40	$0.51
Weighted-average common shares outstanding used in net (loss) income per share attributable to common shareholders:
Basic	52,093,208	53,188,041	54,829,057	57,395,839
Diluted	52,093,208	53,188,041	57,598,901	60,233,927

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue	$1,358	$1,088	$563	$115
Total operating expenses	28,355	38,374	49,995	$45,343
Loss from operations	(26,997)	(37,286)	(49,432)	$(45,228)
Net loss	(28,300)	(38,380)	(50,711)	$(47,590)
Net loss per share attributable to common shareholders:
Basic	$(0.62)	$(0.82)	$(1.07)	$(0.92)
Diluted	$(0.62)	$(0.82)	$(1.07)	$(0.92)
Weighted-average common shares outstanding used in net loss per share attributable to common shareholders:
Basic	45,877,428	46,842,316	47,391,988	51,688,383
Diluted	45,877,428	46,842,316	47,391,988	51,688,383

14. Related Party Transactions

Casebia

Prior to the termination of the joint venture, Casebia was a related party under ASC 850, Related Party Disclosures (“ASC 850”). Refer to Note 7, “Joint Venture with Bayer Healthcare LLC.”

Vertex

In the fourth quarter of 2018, upon becoming owners of record of more than 10% of the voting interest of the Company, Vertex became a related party under ASC 850. As of July 2, 2019, upon becoming owners of record of less than 10% of the voting interest of the Company, Vertex was no longer a related party under ASC 850.  Refer to Note 7, “Agreements with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries.”