Form 10-Q
period 2020-06-30
CRISPR Therapeutics AG
filed 2020-07-27
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 23, 2020, there were 70,171,978 shares of registrant’s common shares outstanding.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries.

“CRISPR Therapeutics” is a registered trademark of CRISPR Therapeutics AG. The trademarks for “CTX001TM,” “CTX110TM,” “CTX120TM,” and “CTX130TM” are pending in the United States and the trademark for “CRISPR Therapeutics” is a registered trademark in the United Kingdom and is pending in the European Union and Switzerland. Other brands, logos, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.

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

•

the actual or potential benefits of United States Federal Drug Administration, or FDA, designations, such as orphan drug, fast track and regenerative medicine advanced therapy, or such European equivalents;

•	our ability to advance product candidates into, and successfully complete, clinical trials;
•

our intellectual property coverage and positions, including those of our licensors and third parties as well as the status and potential outcome of proceedings involving any such intellectual property;

•	our anticipated expenses, ability to obtain funding for our operations and the sufficiency of our cash resources;
•	our plan to consolidate our U.S. offices in the greater Boston area into a single location;
•	the therapeutic value, development, and commercial potential of CRISPR/Cas9 gene-editing technologies and therapies; and
•

potential impacts due to the coronavirus pandemic such as delays, interruptions or other adverse effects to clinical trials, delays in regulatory review, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the coronavirus pandemic on our business, financial condition and results of operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$945,068	$943,771
Accounts receivable	33	99
Prepaid expenses and other current assets	20,517	43,677
Total current assets	965,618	987,547
Property and equipment, net	34,444	31,330
Intangible assets, net	208	235
Restricted cash	6,303	5,041
Operating lease assets	39,297	41,502
Other non-current assets	662	1,097
Total assets	$1,046,532	$1,066,752
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,219	$5,944
Accrued expenses	36,685	30,180
Deferred revenue, current	759	960
Accrued tax liabilities	1,507	583
Operating lease liabilities	9,906	8,489
Other current liabilities	12,429	10,950
Total current liabilities	74,505	57,106
Deferred revenue, non-current	11,776	11,776
Operating lease liabilities, net of current portion	40,317	44,050
Other non-current liabilities	9,264	14,395
Total liabilities	135,862	127,327
Commitments and contingencies, see Note 4
Shareholders’ equity:
Common shares, CHF 0.03 par value, 115,172,786 and 103,901,006 shares authorized at June 30, 2020 and December 31, 2019, respectively, 62,747,821 and 61,034,025 shares issued at June 30, 2020 and December 31, 2019, respectively, 62,552,505 and 60,783,799 shares outstanding at June 30, 2020 and December 31, 2019, respectively.	1,900	1,847
Treasury shares, at cost, 195,316 and 250,226 shares at June 30, 2020 and December 31, 2019, respectively.	(63)	(63)
Additional paid-in capital	1,282,952	1,162,345
Accumulated deficit	(374,098)	(224,711)
Accumulated other comprehensive (loss) income	(21)	7
Total shareholders' equity	910,670	939,425
Total liabilities and shareholders’ equity	$1,046,532	$1,066,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Collaboration revenue (1)	$44	$318	$201	$646
Operating expenses:
Research and development (2)	59,380	39,533	113,573	73,355
General and administrative	21,353	15,768	40,903	30,697
Total operating expenses	80,733	55,301	154,476	104,052
Loss from operations	(80,689)	(54,983)	(154,275)	(103,406)
Other income (expense):
Loss from equity method investment	—	(1,012)	—	(2,037)
Other income, net	1,412	2,381	5,644	3,506
Total other income, net	1,412	1,369	5,644	1,469
Net loss before income taxes	(79,277)	(53,614)	(148,631)	(101,937)
Provision for income taxes	(379)	(85)	(756)	(170)
Net loss	(79,656)	(53,699)	(149,387)	(102,107)
Foreign currency translation adjustment	(3)	(10)	(28)	(2)
Comprehensive loss	$(79,659)	$(53,709)	$(149,415)	$(102,109)

Net loss per share attributable to common shareholders—basic and diluted	$(1.30)	$(1.01)	$(2.44)	$(1.94)
Weighted-average common shares outstanding used in net loss per share attributable to common shareholders—basic and diluted	61,420,746	53,188,041	61,134,214	52,643,649

(1) Including the following revenue from a related party, see Notes 5 & 10:	$—	$318	$—	$646
(2) Including the following research and development expense with a related party, see Notes 5 & 10:	$—	$6,870	$—	$14,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	51,852,862	1,584	307,936	(57)	682,245	(291,569)	(8)	392,195
Issuance of common shares, net of issuance costs of $1.2 million	631,580	—	—	—	23,472	—	—	23,472
Vesting of restricted shares	9,288	—	—	—	15	—	—	15
Exercise of vested options	141,915	5	—	—	1,827	—	—	1,832
Stock-based compensation expense	—	—	—	—	10,696	—	—	10,696
Other comprehensive income	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	(48,408)	—	(48,408)
Balance at March 31, 2019	52,635,645	$1,589	307,936	$(57)	$718,255	$(339,977)	$-	$379,810
Issuance of common shares, net of issuance costs of $1.3 million	732,108	40	(47,297)	—	28,074	—	—	28,114
Vesting of restricted shares	12,317	1	—	—	15	—	—	16
Exercise of vested options	118,987	—	(3,650)	—	1,254	—	—	1,254
Stock-based compensation expense	—	—	—	—	12,198	—	—	12,198
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(53,699)	—	(53,699)
Balance at June 30, 2019	53,499,057	$1,630	256,989	$(57)	$759,796	$(393,676)	$(10)	$367,683

Balance at December 31, 2019	60,783,799	1,847	250,226	(63)	1,162,345	(224,711)	7	939,425
Vesting of restricted shares	5,000	—	—	—	—	—	—	-
Exercise of vested options	83,406	3	—	—	1,385	—	—	1,388
Stock-based compensation expense	—	—	—	—	14,151	—	—	14,151
Issuance of common shares related to license agreement	17,830	—	(17,830)	—	889	—	—	889
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(69,731)	—	(69,731)
Balance at March 31, 2020	60,890,035	$1,850	232,396	$(63)	$1,178,770	$(294,442)	$(18)	$886,097
Issuance of common shares, net of issuance costs of $3.1 million	1,238,453	38	—	—	82,151	—	—	82,189
Vesting of restricted shares	29,916	1	—	—	—	—	—	1
Exercise of vested options	394,101	11	(37,080)	—	6,334	—	—	6,345
Stock-based compensation expense	—	—	—	—	15,697	—	—	15,697
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(79,656)	—	(79,656)
Balance at June 30, 2020	62,552,505	$1,900	195,316	$(63)	$1,282,952	$(374,098)	$(21)	$910,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(149,387)	$(102,107)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4,283	2,010
Equity-based compensation	29,848	20,857
Loss from equity method investment	—	2,037
Other expense, non-cash	889	—
Changes in:
Accounts receivable	66	(233)
Prepaid expenses and other assets	23,595	(1,399)
Accounts payable and accrued expenses	13,216	(849)
Deferred revenue	(201)	(50)
Operating lease assets and liabilities	(111)	(391)
Other liabilities, net	(3,652)	6
Net cash used in operating activities	(81,454)	(80,119)
Investing activities:
Purchase of property and equipment	(6,596)	(3,271)
Net cash used in investing activities	(6,596)	(3,271)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	83,021	52,294
Proceeds from exercise of options, net of issuance costs	7,616	3,086
Net cash provided by financing activities	90,637	55,380
Effect of exchange rate changes on cash	(28)	(2)
Increase (decrease) in cash	2,559	(28,012)
Cash, cash equivalents and restricted cash, beginning of period	948,812	459,812
Cash, cash equivalents and restricted cash, end of period	$951,371	$431,800
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$2,585	$702
Equity issuance costs in accounts payable and accrued expenses	$1,009	$477

	As of June 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2020	2019
Cash and cash equivalents	$945,068	$427,885
Restricted cash	6,303	3,915
Cash, cash equivalents and restricted cash at end of period	951,371	431,800

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Prior to December 13, 2019, the Company accounted for its 50% investment in Casebia Therapeutics Limited Liability Partnership, or Casebia, under the equity method. As described in Note 5, on December 13, 2019, Casebia became a fully-owned subsidiary and, as a result, the Company consolidated Casebia’s financial results from that date forward. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and six-month interim periods ended June 30, 2020 and 2019.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on February 12, 2020, except with respect to the Company’s policy on credit losses noted within the “Recently adopted accounting standards” section below.

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

2. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Computer equipment	$727	$727
Furniture, fixtures and other	3,215	3,215
Laboratory equipment	21,789	16,640
Leasehold improvements	21,510	21,400
Construction work in process	3,505	1,394
Total property and equipment, gross	50,746	43,376
Accumulated depreciation	(16,302)	(12,046)
Total property and equipment, net	$34,444	$31,330

Depreciation expense for the three and six months ended June 30, 2020 was $2.2 million and $4.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2019 was $1.0 million and $2.0 million, respectively.

3. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Payroll and employee-related costs	$10,128	$15,229
Research costs	19,723	9,434
Licensing fees	300	750
Professional fees	1,742	2,040
Intellectual property costs	2,553	2,311
Accrued property and equipment	576	407
Other	1,663	9
Total	$36,685	$30,180

4. Commitments and Contingencies

Future Lease Commitments

The Company has entered into certain leasing commitments, for which, right of use assets and right of use liabilities are not reflected on the consolidated balance sheet as the leases have not yet commenced.

In November 2019, the Company, together with one of its partners, committed to making $3.7 million in annual rental payments to a clinical manufacturing organization under a lease arrangement for a five-year period following commencement of the lease arrangement. The lease arrangement is expected to commence in the second half of 2020 and all payments will be split equally between the Company and its partner.

In May 2020, the Company entered into a lease agreement for a cell therapy manufacturing facility in Framingham, Massachusetts, or the Framingham Lease, for clinical and commercial production of the Company’s investigational cell therapy product candidates. The Framingham Lease is expected to commence in the second half of 2020. In connection therewith, the Company has committed to making at least $40.2 million in rental payments over the fifteen-year lease term.

In July 2020, the Company entered into a lease agreement for an office and laboratory facility in Boston, Massachusetts, or the 2020 Boston Lease. The 2020 Boston Lease is expected to commence in the first half of 2022. In connection therewith, the Company has committed to making at least $292.5 million in rental payments over a lease term of 152 months.

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

Letters of Credit

As of June 30, 2020, the Company had restricted cash of $6.3 million representing letters of credit securing the Company’s obligations under certain leased facilities, as well as certain credit card arrangements. The letters of credit are secured by cash held in a restricted depository account. The cash deposit is recorded in restricted cash in the accompanying consolidated balance sheet as of June 30, 2020. In addition, in connection with the 2020 Boston Lease, a letter of credit for $10.5 million was issued.

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

Under certain circumstances and if certain contingent future events occur, Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex, is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales.  Refer to Note 5 for further discussion on the Company’s arrangements with Vertex.

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

The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained as of June 30, 2020. The Company will re-evaluate the transaction price in each reporting period.

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

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the 2015 and 2019 Agreements for the three and six months ended June 30, 2020, respectively, was not material. Revenue recognized under the 2015 Agreements for the three and six months ended June 30, 2019, respectively, was not material. The 2019 Agreements were not effective as of June 30, 2019.

As of June 30, 2020, there was $0.8 million of current deferred revenue related to the collaboration with Vertex compared to $0.9 million as of December 31, 2019. As of June 30, 2020, there was $11.8 million of non-current deferred revenue related to the collaboration with Vertex, which is unchanged from December 31, 2019. The transaction price allocated to the remaining performance obligations was $12.6 million.

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

Each of the remaining milestones are fully constrained as of June 30, 2020. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

During the three and six months ended June 30, 2020, the Company recognized $9.9 million and $19.0 million of research and development expense related to the Vertex Agreements, respectively. During the three and six months ended June 30, 2019, the Company recognized $6.6 million and $13.7 million of research and development expense related to the Vertex Agreements, respectively. Research and development expense for the three and six months ended June 30, 2020 was net of $5.5 million and $11.0 million of reimbursements from Vertex, respectively. Research and development expense for the three and six months ended June 30, 2019 was net of $3.3 million and $7.8 million of reimbursements from Vertex, respectively.

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

During the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.4 million, respectively, of revenue related to the collaboration with Casebia. During the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.7 million of research and development expense related to the collaboration with Casebia. During the three and six months ended June 30, 2019, the Company recognized a loss from equity method investment of $1.0 million and $2.0 million, respectively, related to stock-based compensation expense for Casebia employees.

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

During the three and six months ended June 30, 2020, the Company recorded a benefit of $2.3 million and $4.2 million, respectively, to research and development expense for qualifying expenses incurred under the 2019 Option Agreement. The Company has recorded $12.4 million in other current liabilities relating to certain research and development obligations to be satisfied within one year of the balance sheet date and $8.3 million in other long-term liabilities consisting of the relative fair value of such obligations to be satisfied beyond one year from the balance sheet date as well as the relative fair value of the options.

6. Share Capital

The Company had 115,172,786 authorized common shares as of June 30, 2020, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of
Type of Share Capital	Conditional Capital	June 30, 2020	December 31, 2019
Common shares	Registered share capital	64,241,094	61,036,566
Common shares	Authorized share capital	28,518,283	19,246,503
Common shares	Conditional share capital - Bonds or similar debt instruments	4,919,700	4,919,700
Common shares	Conditional share capital - Employee benefit plans	17,493,709	18,698,237
	Total	115,172,786	103,901,006

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

During the three and six months ended June 30, 2019, the Company sold 0.7 million and 1.4 million common shares, respectively, under the 2018 ATM for net cash proceeds of $28.5 million and $52.5 million, respectively, after deducting commission fees of $0.8 million and $1.6 million, respectively.

For the year ended December 31, 2019, the Company issued and sold an aggregate of 2.8 million common shares under the 2018 ATM, for aggregate proceeds of $120.6 million, which were net of equity issuance costs of $4.4 million.

During the three and six months ended June 30, 2020, the Company sold 1.2 million common shares under the 2019 ATM for net cash proceeds of $83.0 million, after deducting commission fees of $2.4 million. As of June 30, 2020, an additional $0.8 million of issuance costs were recorded in accrued expenses on the consolidated balance sheet.

July 2020 Offering

In July, 2020, the Company sold 7.4 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share for aggregate net proceeds of $484.8 million, which were net of equity issuance costs of $32.7 million.

7. Stock-based Compensation

During the three and six months ended June 30, 2020 and 2019, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$8,021	$5,913	$15,383	$10,875
General and administrative	7,676	5,273	14,465	9,982
Loss from equity method investment	-	1,012	-	2,037
Total	$15,697	$12,198	$29,848	$22,894

Stock option activity

The following table summarizes stock option activity for the six months ended June 30, 2020:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2019	7,782,437	$31.30
Granted	1,173,458	$48.18
Exercised	(511,141)	$18.78
Cancelled or forfeited	(247,493)	$42.12
Outstanding at June 30, 2020	8,197,261	$34.17
Exercisable at June 30, 2020	3,745,480	$27.23
Vested and expected to vest at June 30, 2020	8,197,261	$34.17

As of June 30, 2020, total unrecognized compensation expense related to stock options was $205.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

Restricted stock activity

The following table summarizes restricted stock activity for the six months ended June 30, 2020:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2019	699,534	$56.53
Granted	285,720	46.13
Vested	(34,916)	49.31
Cancelled or forfeited	(26,972)	46.27
Unvested balance as of June 30, 2020	923,366	$53.88

As of June 30, 2020, total unrecognized compensation expense related to unvested restricted common shares was $35.0 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.2 years.

8. Net Loss Per Share Attributable to Common Shareholders

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Six months ended June 30,
	2020	2019
Outstanding options	8,197,261	8,195,866
Unvested restricted common shares	923,366	338,003
ESPP	13,509	—
Total	8,210,770	8,195,866

9. Income Taxes

During the three and six months ended June 30, 2020, the Company recorded an income tax provision of $0.4 million and $0.8 million, respectively, representing an effective tax rate of -0.5% and -0.5%, respectively. During the three and six months ended June 30, 2019, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively, representing an effective tax rate of -0.2% and -0.2%, respectively. The income tax provision is primarily attributable to the year-to-date pre-tax income earned by the Company’s U.S. subsidiary. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings and losses that are not benefited. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable. As a result, the Company has not recognized a tax benefit related to losses generated in Switzerland in the current periods. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States, the impact of which was not material.

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

Special Note About Coronavirus (COVID-19)

Since March 2020, we have been evaluating the actual and potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the coronavirus pandemic, we have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business operations, including the conduct of our clinical trials and other research and development operations in accordance with previously-announced timelines.

Recently, we re-initiated dosing patients in our Phase 1/2 open-label clinical trials of CTX001 for transfusion-dependent beta thalassemia and severe sickle cell disease (CLIMB THAL-111 and CLIMB SCD-121). However, if negative developments relating to the coronavirus pandemic (such as a so-called “resurgence”) were to occur, we may elect to pause patient dosing in these trials again if ICU beds and related healthcare resources become significantly constrained again or governmental authorities impose additional business or travel restrictions. With respect to our immuno-oncology clinical trials (which are currently open for enrollment), if such negative developments were to occur, investigators participating in our clinical trials may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Moreover, certain aspects of our supply chain could be disrupted if our third party suppliers and manufacturers paused their operations in response to those developments.  Finally, we are in the process of reopening our offices to additional staff in accordance with state and local regulations. If negative developments relating to the coronavirus pandemic were to occur, we may elect to restrict on-site staff at our offices again to those personnel and contractors who perform essential activities that must be completed on-site and limit the number of staff in any given research and development laboratory.

The ultimate impact of the coronavirus pandemic on our business operations remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

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

Our lead product candidate, CTX001, is an investigational, autologous, gene-edited hematopoietic stem cell therapy that is being evaluated for the treatment of transfusion-dependent beta thalassemia, or TDT, and severe sickle cell disease, or SCD. CTX001 is being developed under a co-development and co-commercialization agreement between us and Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex.

We and Vertex are investigating CTX001 in a Phase 1/2 open-label clinical trial, CLIMB THAL-111, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT. In the fourth quarter of 2019, we expanded the TDT patient population for CTX001 to include beta zero/beta zero subtypes. The first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful dosing and engraftment, the trial opened for broader concurrent enrollment. CLIMB THAL-111 is designed to enroll up to 45 patients and follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted Regenerative Medicine Advanced Therapy, or RMAT, designation by the United States Federal Drug Administration, or FDA, for the treatment of TDT, as well as Fast Track Designation. Additionally, CTX001 for the treatment of TDT has received orphan drug designation, or ODD, by the FDA and European Commission. In the fourth quarter of 2019, we released preliminary clinical data from the first patient treated with CTX001 in the ongoing Phase 1/2 clinical trial in TDT. In June 2020, we released 15 months of follow-up data for this patient and preliminary data for a second patient treated with CTX001 in the ongoing Phase 1/2 clinical trial in TDT.

We and Vertex are also investigating CTX001 in a Phase 1/2 open-label clinical trial, CLIMB SCD-121, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 18 to 35 with severe SCD. Similar to the trial in beta thalassemia, the first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful dosing and engraftment, the trial opened for broader concurrent enrollment. CLIMB SCD-121 is designed to enroll up to 45 patients and follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted RMAT Designation, as well as Fast Track Designation by the FDA for the treatment of SCD. In addition, CTX001 for the treatment of SCD has received ODD by the FDA and European Commission. In the fourth quarter of 2019, we released preliminary clinical data from the first patient treated with CTX001 in the ongoing Phase 1/2 clinical trial in severe SCD. In June 2020, we released nine months of follow-up data for this patient.

In addition, we are developing our own portfolio of CAR-T cell product candidates based on our gene-editing technology.

CTX110. Our lead candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T therapy targeting cluster differentiation 19, or CD19, for the treatment of CD19+ malignancies. CTX110 is being investigated in a Phase 1 clinical trial that is designed to assess the safety and efficacy of CTX110 for the treatment of relapsed or refractory B-cell malignancies. The multi-center, open-label clinical trial is designed to enroll up to 131 patients and investigate several dose levels of CTX110.

CTX120. CTX120 is a healthy donor-derived gene-edited allogeneic CAR-T therapy targeting B-cell maturation antigen. CTX120 is being investigated in a Phase 1 clinical trial that is designed to assess the safety and efficacy of CTX120 for the treatment of relapsed or refractory multiple myeloma. The multi-center, open-label clinical trial is designed to enroll up to 88 patients and investigate several dose levels of CTX120.

CTX130. CTX130 is a healthy donor-derived gene-edited allogeneic CAR-T therapy targeting cluster of differentiation 70, or CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being developed for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies. CTX130 is being investigated in two independent Phase 1 clinical trials that are designed to assess the safety and efficacy of CTX130 for the treatment of relapsed or refractory renal cell carcinoma and various types of lymphoma, respectively. The multi-center, open-label clinical trial investigating CTX130 for the treatment of relapsed or refractory renal cell carcinoma is designed to enroll approximately 95 patients and investigate several dose levels of CTX130. The multi-center, open-label clinical trial investigating CTX130 for the treatment of various lymphomas is designed to enroll approximately 46 patients and investigate several dose levels of CTX130.

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

All of our revenue to date has been collaboration revenue. We were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and Casebia, but we do not expect to sustain our profitability in future years. With the exception of the year ended December 31, 2019, we have incurred significant net operating losses each year since our inception and expect to continue to incur net operating losses for the foreseeable future. As of June 30, 2020, we had $945.1 million in cash and cash equivalents and an accumulated deficit of $374.1 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; develop manufacturing infrastructure; and incur additional costs associated with operating as a public company.

Financial Overview

Revenue

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the six months ended June 30, 2020 and 2019, respectively, was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020, as well as Note 5 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Period to Period
	2020	2019	Change
Collaboration revenue	$44	$318	$(274)
Operating expenses:
Research and development	59,380	$39,533	19,847
General and administrative	21,353	$15,768	5,585
Total operating expenses	80,733	55,301	25,432
Loss from operations	(80,689)	(54,983)	(25,706)
Other income, net	1,412	$1,369	43
Net loss before income taxes	(79,277)	(53,614)	(25,663)
Provision for income taxes	(379)	$(85)	(294)
Net loss	$(79,656)	$(53,699)	$(25,957)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2020 and 2019, respectively, was not material. Please refer to Note 5 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $59.4 million for the three months ended June 30, 2020, compared to $39.5 million for the three months ended June 30, 2019. The increase of approximately $19.9 million was primarily attributable to the following:

•

$7.6 million of increased employee compensation, benefit and other headcount related expenses, of which $2.2 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$7.9 million of increased variable research and development costs; and,
•	$4.1 million of increased facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $21.4 million for the three months ended June 30, 2020, compared to $15.8 million for the three months ended June 30, 2019. The increase of approximately $5.6 million was primarily attributable to the following:

•

$3.2 million of increased employee compensation, benefit and other headcount related expenses, of which $2.3 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth; and,

•	$2.2 million of increased facility-related expenses.

Other Income, Net

Other income was $1.4 million for the three months ended June 30, 2020 and for the three months ended June 30, 2019. Other income primarily consists of interest income earned on cash and cash equivalents for the three months ended June 30, 2020 and 2019.

Comparison of six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Period to Period
	2020	2019	Change
Collaboration revenue	$201	$646	$(445)
Operating expenses:
Research and development	113,573	$73,355	40,218
General and administrative	40,903	$30,697	10,206
Total operating expenses	154,476	104,052	50,424
Income (loss) from operations	(154,275)	(103,406)	(50,869)
Other income (expense), net	5,644	1,469	4,175
Net income (loss) before income taxes	(148,631)	(101,937)	(46,694)
Provision for income taxes	(756)	(170)	(586)
Net income (loss)	$(149,387)	$(102,107)	$(47,280)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2020 and 2019, respectively, was not material. Please refer to Note 5 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $113.6 million for the six months ended June 30, 2020, compared to $73.4 million for the six months ended June 30, 2019. The increase of approximately $40.2 million was primarily attributable to the following:

•

$15.1 million of increased employee compensation, benefit and other headcount related expenses, of which $4.5 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$11.8 million of increased variable research and development costs; and,
•	$11.7 million of increased facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $40.9 million for the six months ended June 30, 2020, compared to $30.7 million for the six months ended June 30, 2019. The increase of approximately $10.2 million was primarily attributable to the following:

•

$6.6 million of increased employee compensation, benefit and other headcount related expenses, of which $4.5 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth; and,

•	$3.4 million of increased facility-related expenses

Other Income, Net

Other income was $5.6 million for the six months ended June 30, 2020, compared to $1.5 million of income for the six months ended June 30, 2019. The change was primarily due to interest income earned on cash and cash equivalents for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of approximately $945.1 million, of which approximately $631.7 million was held outside of the United States.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception, and as of June 30, 2020, we had an accumulated deficit of $374.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

July 2020 Offering

In July 2020, we sold 7.4 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share for aggregate net proceeds of $484.8 million, which were net of equity issuance costs of $32.7 million.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical activities and initiate preclinical studies to support initial drug applications. We also anticipate that we will incur significant capital expenditures as we develop our manufacturing infrastructure. In addition, we expect to incur additional costs associated with operating as a public company.

Because our research programs are still in early stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any current or future product candidates, if approved, or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity, debt financings and payments received in connection with our collaboration agreements. We are entitled to research payments under our collaboration with Vertex. Additionally, we are eligible to earn payments, in each case, on a per-product basis under our collaboration with Vertex. Except for this source of funding, we do not have any committed external source of liquidity. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable to us to do so. However, including as a result of the coronavirus pandemic, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event, including resulting from the spread of the coronavirus, could materially and adversely affect our business and the value of our common shares. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Six Months Ended June 30,		Period to Period
	2020	2019	Change
Net cash used in operating activities	$(81,454)	$(80,119)	$(1,335)
Net cash used in investing activities	(6,596)	(3,271)	(3,325)
Net cash provided by financing activities	90,637	55,380	35,257
Effect of exchange rate changes on cash	(28)	(2)	(26)
Net increase (decrease) in cash	$2,559	$(28,012)	$30,571

Net Cash Used in Operating Activities

Net cash used in operating activities was $81.5 million for the six months ended June 30, 2020, compared to cash used of $80.1 million for the six months ended June 30, 2019. The $1.3 million increase in cash used in operating activities was primarily driven by the increase in net loss of $47.2 million, which was driven by increased spending on our clinical and pre-clinical stage programs and increased payroll and payroll-related expenses to support overall growth. The increase was offset by an increase of $10.1 million of non-cash expense and an increase of $35.8 million in net changes of operating assets and liabilities, primarily driven by the receipt of the $25.0 million milestone payment from Vertex in the second quarter of 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $6.6 million, compared to $3.3 million for the six months ended June 30, 2019. The increase in net cash used in investing activities consisted primarily of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $90.6 million, compared with $55.4 million for the six months ended June 30, 2019. The net cash provided by financing activities for the six months ended June 30, 2020 consisted of proceeds from the issuance of 1.2 million common shares in connection with our Open Market Sale AgreementSM, which resulted in $83.0 million of net cash proceeds, after deducting $2.4 million in commissions, as well as option exercise proceeds, net of issuance costs.

Contractual Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K except for certain lease commitments described in Note 4 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Part II, Item 5. Other Items below.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In light of the rapid spread of SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, in the United States and globally, we are updating and supplementing our risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020 with the following updated risk factor:

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

As a result of the coronavirus pandemic, we have experienced and may further experience disruptions that have and could further impact our business, preclinical studies and clinical trials, including:

•

We are conducting a number of clinical trials for product candidates in the fields of severe hemoglobinopathies and immuno-oncology in geographies which are affected by the coronavirus pandemic. We believe that the coronavirus pandemic has had, and will likely continue to have, an impact on various aspects of our clinical trials. For example, recently, we re-initiated dosing patients in our CTX001 clinical trials for severe hemoglobinopathies (specifically, transfusion-dependent beta thalassemia and severe sickle cell disease). However, if negative developments relating to the coronavirus pandemic (such as a so-called resurgence) were to occur, we may elect to pause patient dosing in these trials again if ICU beds and related healthcare resources become significantly constrained again or governmental authorities impose additional business or travel restrictions. With respect to our immuno-oncology clinical trials (which are currently open for enrollment), if such negative developments were to occur, investigators participating in our clinical trials may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the U.S. Food and Drug Administration, or other reasons related to the coronavirus pandemic. If the coronavirus pandemic continues, actions we have taken to re-initiate dosing of patients in our CTX001 clinical trials for severe hemoglobinopathies or other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

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

•

We are in the process of reopening our offices to additional staff in accordance with state and local regulations. However, if negative developments relating to the coronavirus pandemic were to occur, we may elect to close our offices again or request that most of our personnel, including all of our administrative employees, work remotely, or restrict on-site staff at our offices again to only those personnel and contractors who perform essential activities that must be completed on-site and limit the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home, now and in the future, may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices or reduced capacity at our offices imposed by local and state regulations and the possibility that governmental authorities further modify current restrictions now, or in the future, if additional negative developments relating to the coronavirus pandemic were to occur. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug (IND)/Clinical Trial Application (CTA)-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for other of our development programs. In addition, when we re-open our facilities, we could encounter delays in connection with implementing precautionary measures to mitigate the risk of exposing our facilities and employees to the coronavirus (for example, implementing screening procedures or procuring appropriate non-medical personal protective equipment for use while in our facilities) or otherwise in connection with addressing an actual or potential exposure to the coronavirus (for example, temporarily closing all or a portion of a facility or disinfecting all or a portion of a facility that may have been exposed to the coronavirus).

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

Item 5. Other Information

On July 24, 2020, our wholly-owned subsidiary, CRISPR Therapeutics, Inc., entered into a lease with 105 W First Street Owner, L.L.C., or Landlord, for approximately 263,500 square feet of office and laboratory space, or the Premises, in a to-be-constructed building to be located at 105 West First Street, Boston, Massachusetts, or the 2020 Boston Lease. We intend for the new facility to be our new U.S. headquarters for research and development and plan to consolidate our various office and laboratory locations in the greater Boston area into this single location.

The term of the 2020 Boston Lease commences on the date which Landlord has met certain delivery conditions and tenders possession of the Premises to us, or the Commencement Date, subject to extension under certain circumstances. The anticipated Commencement Date of the 2020 Boston Lease is on or about March 1, 2022. The initial term of the 2020 Boston Lease continues for 152 months from the Commencement Date, or the Initial Term. The 2020 Boston Lease contains customary terms and conditions for leases of this type, including allowing the Landlord to terminate the 2020 Boston Lease if we fail to remedy a breach of any of our obligations within specified time periods, or upon our bankruptcy or insolvency, as well as a right for us to sublet the Premises.

Rent payments by us commence on the date that is the later to occur of (i) the date which is two hundred forty (240) days after the Commencement Date, or (ii) November 1, 2022, except as otherwise provided in the 2020 Boston Lease. Base rent for the first year is expected to be approximately $21.1 million, increasing to approximately $28.0 million in the final year of the Initial Term. We have two options to extend the term of the 2020 Boston Lease by five years for each option, subject to a market-based rent escalation provision applicable in the first year of each such extension term. Each of these options may be exercised by us no later than eighteen months prior to the then-existing expiration date of the 2020 Boston Lease. In connection with execution of the 2020 Boston Lease, we were required to deliver a letter of credit for approximately $10.5 million to Landlord, which such amount, provided certain conditions are met, will be decreased at set intervals during the lease term.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the 2020 Boston Lease, which is filed as Exhibit 10.1 hereto.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document
10.1*†	Lease, dated July 24, 2020, by and between the Registrant and 105 W First Street Owner, L.L.C.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

CRISPR Therapeutics AG

Dated: July 27, 2020	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: July 27, 2020	By:	/s/ Michael Tomsicek
Michael Tomsicek
Chief Financial Officer
(Principal Financial Officer)