Form 10-Q
period 2020-09-30
CRISPR Therapeutics AG
filed 2020-10-28
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, there were 70,652,429 shares of registrant’s common shares outstanding.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries.

“CRISPR Therapeutics®” standard character mark and design logo, “CTX001TM,” “CTX110TM,” “CTX120TM,” and “CTX130TM” are trademarks and registered trademarks of CRISPR Therapeutics AG. All other trademarks and registered trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.

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

•

the actual or potential benefits of United States Federal Drug Administration, or FDA, designations, such as orphan drug, fast track and regenerative medicine advanced therapy, or such European equivalents, including Priority Medicines (PRIME) designation;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,041,417	$943,771
Marketable securities	324,573	—
Accounts receivable	110	99
Prepaid expenses and other current assets	24,839	43,677
Total current assets	1,390,939	987,547
Property and equipment, net	37,924	31,330
Intangible assets, net	194	235
Restricted cash	16,845	5,041
Operating lease assets	38,454	41,502
Other non-current assets	662	1,097
Total assets	$1,485,018	$1,066,752
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,020	$5,944
Accrued expenses	35,445	30,180
Deferred revenue, current	610	960
Accrued tax liabilities	6,348	583
Operating lease liabilities	10,640	8,489
Other current liabilities	12,086	10,950
Total current liabilities	84,149	57,106
Deferred revenue, non-current	11,776	11,776
Operating lease liabilities, net of current portion	38,570	44,050
Other non-current liabilities	7,222	14,395
Total liabilities	141,717	127,327
Commitments and contingencies, see Note 6
Shareholders’ equity:
Common shares, CHF 0.03 par value, 115,172,786 and 103,901,006 shares authorized at September 30, 2020 and December 31, 2019, respectively, 70,799,178 and 61,034,025 shares issued at September 30, 2020 and December 31, 2019, respectively, 70,603,862 and 60,783,799 shares outstanding at September 30, 2020 and December 31, 2019, respectively.	2,157	1,847
Treasury shares, at cost, 195,316 and 250,226 shares at September 30, 2020 and December 31, 2019, respectively.	(63)	(63)
Additional paid-in capital	1,807,878	1,162,345
Accumulated deficit	(466,537)	(224,711)
Accumulated other comprehensive (loss) income	(134)	7
Total shareholders' equity	1,343,301	939,425
Total liabilities and shareholders’ equity	$1,485,018	$1,066,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Collaboration revenue (1)	$148	$211,928	$349	$212,574
Operating expenses:
Research and development (2)	71,008	57,246	184,581	130,601
General and administrative	21,539	15,519	62,442	46,216
Total operating expenses	92,547	72,765	247,023	176,817
Income (loss) from operations	(92,399)	139,163	(246,674)	35,757
Other income (expense):
Loss from equity method investment	—	(3,430)	—	(5,467)
Other income, net	160	2,964	5,804	6,470
Total other income (expense), net	160	(466)	5,804	1,003
Net income (loss) before income taxes	(92,239)	138,697	(240,870)	36,760
Provision for income taxes	(200)	(274)	(956)	(444)
Net income (loss)	(92,439)	138,423	(241,826)	36,316
Foreign currency translation adjustment	31	(12)	3	(14)
Unrealized loss on marketable securities	(144)	—	(144)	—
Comprehensive income (loss)	$(92,552)	$138,411	$(241,967)	$36,302

Net income (loss) per common share — basic	$(1.32)	$2.52	$(3.77)	$0.68
Basic weighted-average common shares outstanding	70,143,481	54,829,057	64,159,224	53,380,123
Net income (loss) per common share — diluted	$(1.32)	$2.40	$(3.77)	$0.65
Diluted weighted-average common shares outstanding	70,143,481	57,598,901	64,159,224	55,821,420

(1) Including the following revenue from a related party, see Notes 7 & 12:	$—	$31	$—	$677
(2) Including the following research and development expense with a related party, see Notes 7 & 12:	$—	$31	$—	$14,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	51,852,862	1,584	307,936	(57)	682,245	(291,569)	(8)	392,195
Issuance of common shares, net of issuance costs of $1.2 million	631,580	—	—	—	23,472	—	—	23,472
Vesting of restricted shares	9,288	—	—	—	15	—	—	15
Exercise of vested options	141,915	5	—	—	1,827	—	—	1,832
Stock-based compensation expense	—	—	—	—	10,696	—	—	10,696
Other comprehensive income	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	(48,408)	—	(48,408)
Balance at March 31, 2019	52,635,645	$1,589	307,936	$(57)	$718,255	$(339,977)	$—	$379,810
Issuance of common shares, net of issuance costs of $1.3 million	732,108	40	(47,297)	—	28,074	—	—	28,114
Vesting of restricted shares	12,317	1	—	—	15	—	—	16
Exercise of vested options	118,987	—	(3,650)	—	1,254	—	—	1,254
Stock-based compensation expense	—	—	—	—	12,198	—	—	12,198
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(53,699)	—	(53,699)
Balance at June 30, 2019	53,499,057	$1,630	256,989	$(57)	$759,796	$(393,676)	$(10)	$367,683
Issuance of common shares, net of issuance costs of $2.3 million	1,452,880	43	—	—	68,618	—	—	68,661
Vesting of restricted shares	34,328	1	—	—	11	—	—	12
Exercise of vested options	203,105	10	—	—	2,328	—	—	2,338
Stock-based compensation expense	—	—	—	—	14,773	—	—	14,773
Other comprehensive loss	—	—	—	—	—	—	(12)	(12)
Net income	—	—	—	—	—	138,423	—	138,423
Balance at September 30, 2019	55,189,370	$1,684	256,989	$(57)	$845,526	$(255,253)	$(22)	$591,878

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity – (continued)

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	60,783,799	1,847	250,226	(63)	1,162,345	(224,711)	7	939,425
Vesting of restricted shares	5,000	—	—	—	—	—	—	-
Exercise of vested options	83,406	3	—	—	1,385	—	—	1,388
Stock-based compensation expense	—	—	—	—	14,151	—	—	14,151
Issuance of common shares related to license agreement	17,830	—	(17,830)	—	889	—	—	889
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(69,731)	—	(69,731)
Balance at March 31, 2020	60,890,035	$1,850	232,396	$(63)	$1,178,770	$(294,442)	$(18)	$886,097
Issuance of common shares, net of issuance costs of $3.1 million	1,238,453	38	—	—	82,151	—	—	82,189
Vesting of restricted shares	29,916	1	—	—	—	—	—	1
Exercise of vested options	394,101	11	(37,080)	—	6,334	—	—	6,345
Stock-based compensation expense	—	—	—	—	15,697	—	—	15,697
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(79,656)	—	(79,656)
Balance at June 30, 2020	62,552,505	$1,900	195,316	$(63)	$1,282,952	$(374,098)	$(21)	$910,670
Issuance of common shares, net of issuance costs of $32.8 million	7,499,135	240	—	—	494,349	—	—	494,589
Vesting of restricted shares	39,667	1	—	—	—	—	—	1
Exercise of vested options	499,145	16	—	—	12,643	—	—	12,659
Purchase of common stock under ESPP	13,410	—	—	—	694	—	—	694
Stock-based compensation expense	—	—	—	—	17,240	—	—	17,240
Other comprehensive loss	—	—	—	—	—	—	(113)	(113)
Net loss	—	—	—	—	—	(92,439)	—	(92,439)
Balance at September 30, 2020	70,603,862	$2,157	195,316	$(63)	$1,807,878	$(466,537)	$(134)	$1,343,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(241,826)	$36,316
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	6,618	3,293
Equity-based compensation	47,088	32,200
Loss from equity method investment	—	5,467
Other expense, non-cash	979	—
Changes in:
Accounts receivable	(11)	49
Prepaid expenses and other assets	19,273	(25,342)
Accounts payable and accrued expenses	17,394	420
Deferred revenue	(350)	1,714
Operating lease assets and liabilities	(282)	(689)
Other liabilities, net	(6,037)	(127)
Net cash (used in) provided by operating activities	(157,154)	53,301
Investing activities:
Purchase of property, plant and equipment	(12,119)	(5,732)
Purchases of marketable securities	(325,316)	—
Maturities of marketable securities	509	—
Net cash used in investing activities	(336,926)	(5,732)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	582,225	121,216
Proceeds from exercise of options and ESPP contributions, net of issuance costs	21,300	5,049
Net cash provided by financing activities	603,525	126,265
Effect of exchange rate changes on cash	5	(14)
Increase in cash	109,450	173,820
Cash, cash equivalents and restricted cash, beginning of period	948,812	459,812
Cash, cash equivalents and restricted cash, end of period	$1,058,262	$633,632
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$2,863	$428
Equity issuance costs in accounts payable and accrued expenses	$5,955	$739

	As of September 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2020	2019
Cash and cash equivalents	$1,041,417	$629,717
Restricted cash	16,845	3,915
Cash, cash equivalents and restricted cash at end of period	1,058,262	633,632

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Prior to December 13, 2019, the Company accounted for its 50% investment in Casebia Therapeutics Limited Liability Partnership, or Casebia, under the equity method. As described in Note 7, on December 13, 2019, Casebia became a fully-owned subsidiary and, as a result, the Company consolidated Casebia’s financial results from that date forward. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and nine-month interim periods ended September 30, 2020 and 2019.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on February 12, 2020, except as noted immediately below and as noted within the “Recently Adopted Accounting Standards” section.

Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. The Company classifies marketable securities with a remaining maturity, when purchased, of greater than three months as available-for-sale. The Company classifies marketable securities available to fund current operations as current assets on its condensed consolidated balance sheets. Marketable securities are classified as long-term assets on the condensed consolidated balance sheets if (i) they have been in an unrealized loss position for longer than one year or (ii) the Company has the ability and intent to hold them (a) until the carrying value is recovered and (b) such holding period may be longer than one year.

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities, corporate bonds, and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to interest expense over the period of the earliest call date, and any discount arising at purchase is accreted to interest income over the life of the instrument. Realized gains and losses on debt securities are determined using the specific identification method and are included in other income (expense), net.

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASC 326. As the Company did not hold available-for-sale debt securities upon adoption, no related transition provisions were applicable to the Company upon adoption.

The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the condensed consolidated statements of operations and comprehensive loss as credit loss expense within other expense, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

Recently Adopted Accounting Standards

Credit Losses

On January 1, 2020, the Company adopted ASC 326. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. The adoption of ASC 326 did not have a material impact on the Company’s financial position or results of operations upon adoption.

2. Marketable Securities

A summary of the Company’s cash equivalents and marketable securities, which are recorded at fair value (and do not include $125.7 million of cash at September 30, 2020) is shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$896,690	$—	$—	$896,690
Corporate debt securities	6,505	—	(1)	6,504
Certificates of deposit	4,012	—	—	4,012
Commercial paper	8,497	—	—	8,497
Total cash equivalents	915,704	—	(1)	915,703
Marketable securities:
U.S. Treasury securities	39,978	2	—	39,980
Corporate debt securities	182,716	9	(154)	182,571
Certificates of deposit	9,153	—	—	9,153
Government-sponsored enterprise securities	6,772	—	—	6,772
Commercial paper	86,097	—	—	86,097
Total marketable securities	324,716	11	(154)	324,573
Total cash equivalents and marketable securities	$1,240,420	$11	$(155)	$1,240,276

The amortized cost of all cash equivalents as of December 31, 2019 approximated fair value and the Company did not hold any marketable securities as of December 31, 2019.

As of September 30, 2020, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $107.9 million. As of September 30, 2020, no marketable securities were in an unrealized loss position for more than twelve months. The Company has recorded a net unrealized loss of $0.1 million during the three and nine months ended September 30, 2020 related to its debt securities, which is included in comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive loss.

The Company determined that there was no material change in the credit risk of the above investments. As such, an allowance for credit losses was not recognized. As of September 30, 2020, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. No available-for-sale debt securities held as of September 30, 2020 had remaining maturities greater than two years.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at
	September 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$125,713	$125,713	$—	$—
Money market funds	896,690	896,690	—	—
Corporate debt securities	6,504	—	6,504	—
Certificates of deposit	4,012	—	4,012	—
Commercial paper	8,497	—	8,497	—
Marketable securities:
U.S. Treasury securities	39,980	—	39,980	—
Corporate debt securities	182,572	—	182,572	—
Certificates of deposit	9,153	—	9,153	—
Government-sponsored enterprise securities	6,772	—	6,772	—
Commercial paper	86,097	—	86,097	—
Other non-current assets	600	—	—	600
Total	$1,366,590	$1,022,403	$343,587	$600

	Fair Value Measurements at
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$13,998	$13,998	—	—
Money market funds	929,773	929,773	—	—
Other non-current assets	600	—	—	600
Total	$944,371	$943,771	$—	$600

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities, corporate bonds, and commercial paper. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

The Company holds equity securities classified as Level 3 which are not material to the Company’s financial position.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Computer equipment	$727	$727
Furniture, fixtures and other	3,416	3,215
Laboratory equipment	23,895	16,640
Leasehold improvements	25,473	21,400
Construction work in process	3,036	1,394
Total property and equipment, gross	56,547	43,376
Accumulated depreciation	(18,623)	(12,046)
Total property and equipment, net	$37,924	$31,330

Depreciation expense for the three and nine months ended September 30, 2020 was $2.3 million and $6.6 million, respectively. Depreciation expense for the three and nine months ended September 30, 2019 was $1.3 million and $3.3 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Payroll and employee-related costs	$14,327	$15,229
Research costs	15,973	9,434
Licensing fees	915	750
Professional fees	1,762	2,040
Intellectual property costs	1,864	2,311
Accrued property and equipment	566	407
Other	38	9
Total	$35,445	$30,180

6. Commitments and Contingencies

Future Lease Commitments

The Company has entered into certain leasing commitments for which right of use assets and right of use liabilities are not reflected on the consolidated balance sheet as the leases have not yet commenced.

In November 2019, the Company, together with one of its partners, committed to making $3.7 million in annual rental payments to a clinical manufacturing organization under a lease arrangement for a five-year period following commencement of the lease arrangement. The lease arrangement is expected to commence in the first quarter of 2021 and all payments will be split equally between the Company and its partner.

In May 2020, the Company entered into a lease agreement for a cell therapy manufacturing facility in Framingham, Massachusetts, or the Framingham Lease, for clinical and commercial production of the Company’s investigational cell therapy product candidates. The Framingham Lease is expected to commence in either the fourth quarter of 2020 or the first quarter of 2021. In connection therewith, the Company has committed to making at least $40.2 million in rental payments over the fifteen-year lease term.

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

Letters of Credit

As of September 30, 2020, the Company had restricted cash of $16.8 million, representing letters of credit securing the Company’s obligations under certain leased facilities, as well as certain credit card arrangements. The letters of credit are secured by cash held in a restricted depository account. The cash deposit is recorded in restricted cash in the accompanying condensed consolidated balance sheet as of September 30, 2020.

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

In October 2019, Vertex exercised the remaining three options granted to it under the 2015 Collaboration Agreement to exclusively license the collaboration targets developed under the 2015 Collaboration Agreement, resulting in a payment of $30.0 million to the Company in the fourth quarter of 2019. The Company achieved the first milestone under the 2019 Collaboration Agreement in the first quarter of 2020 and, in connection therewith, received a payment of $25.0 million in April 2020.

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

The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained as of September 30, 2020. The Company will re-evaluate the transaction price in each reporting period.

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

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the Vertex Agreements for the three and nine months ended September 30, 2020, respectively, was not material. Revenue recognized under the Vertex Agreements for the three and nine months ended September 30, 2019 was $211.9 million and $212.1 million, respectively.

As of September 30, 2020, there was $0.6 million of current deferred revenue related to the collaboration with Vertex compared to $0.9 million as of December 31, 2019. As of September 30, 2020, there was $11.8 million of non-current deferred revenue related to the collaboration with Vertex, which is unchanged from December 31, 2019. The transaction price allocated to the remaining performance obligations was $12.0 million.

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

Each of the remaining milestones are fully constrained as of September 30, 2020. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

During the three and nine months ended September 30, 2020, the Company recognized $12.5 million and $31.5 million of research and development expense related to the Vertex Agreements, respectively. During the three and nine months ended September 30, 2019, the Company recognized $7.5 million and $21.3 million of research and development expense related to the Vertex Agreements, respectively. Research and development expense for the three and nine months ended September 30, 2020 was net of $6.8 million and $17.8 million of reimbursements from Vertex, respectively. Research and development expense for the three and nine months ended September 30, 2019 was net of $3.8 million and $11.8 million of reimbursements from Vertex, respectively.

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

Agreements with Bayer Healthcare LLC

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

Accounting Analysis

Accounting for the 2015 Casebia Agreements

During 2016, the Company recorded an equity method investment of $36.5 million equal to the fair value of the Company’s interest in Casebia and subsequently recorded unrealized equity method losses for the same amount. The Company had no further contractual obligations to provide cash financing to Casebia and accordingly, no additional losses were recorded beyond the initial equity amount. Casebia’s net losses for the three and nine months ended September 30, 2019 were $22.6 million and $54.9 million, respectively. Unrecognized equity method losses in excess of the Company’s equity method investment in Casebia were $70.1 million as of September 30, 2019.

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

During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.5 million, respectively, of revenue related to the collaboration with Casebia. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.7 million of research and development expense related to the collaboration with Casebia. During the three and nine months ended September 30, 2019, the Company recognized a loss from equity method investment of $3.3 million and $5.5 million, respectively, related to stock-based compensation expense for Casebia employees.

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

During the three and nine months ended September 30, 2020, the Company recorded a benefit of $4.4 million and $8.6 million, respectively, to research and development expense for qualifying expenses incurred under the 2019 Option Agreement. The Company has recorded $11.6 million in other current liabilities relating to certain research and development obligations to be satisfied within one year of the balance sheet date and $4.8 million in other long-term liabilities consisting of the relative fair value of such obligations to be satisfied beyond one year from the balance sheet date as well as the relative fair value of the options.

8. Share Capital

The Company had 115,172,786 authorized common shares as of September 30, 2020, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of
Type of Share Capital	Conditional Capital	September 30, 2020	December 31, 2019
Common shares	Registered share capital	71,633,951	61,036,566
Common shares	Authorized share capital	21,125,426	19,246,503
Common shares	Conditional share capital - Bonds or similar debt instruments	4,919,700	4,919,700
Common shares	Conditional share capital - Employee benefit plans	17,493,709	18,698,237
	Total	115,172,786	103,901,006

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

During the three and nine months ended September 30, 2019, the Company sold 1.5 million and 2.8 million common shares, respectively, under the 2018 ATM for net cash proceeds of $69.4 million and $121.9 million, respectively, after deducting commission fees of $1.5 million and $3.1 million, respectively. In addition, the Company paid approximately $0.5 million and $0.7 million in stamp taxes during the three and nine months ended September 30, 2019, respectively, and accrued an additional $0.6 million for stamp taxes as of September 30, 2019 related to securities sold under the 2018 ATM.

For the year ended December 31, 2019, the Company issued and sold an aggregate of 2.8 million common shares under the 2018 ATM, for aggregate proceeds of $120.6 million, which were net of equity issuance costs of $4.4 million.

During the three and nine months ended September 30, 2020, the Company sold 0.1 million and 1.3 million common shares, respectively, under the 2019 ATM for net cash proceeds of $9.6 million and $91.9 million, respectively, after deducting commission fees $0.2 million and $2.4 million, respectively. In addition, the Company paid approximately $0.4 million in stamp taxes during the three and nine months ended September 30, 2020, respectively, and accrued an additional $0.6 million for stamp taxes as of September 30, 2020 related to securities sold under the 2019 ATM.

July 2020 Offering

In July 2020, the Company sold 7.4 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share for aggregate net proceeds of $484.8 million, which were net of equity issuance costs and stamp tax of $32.5 million, of which $4.9 million was accrued on the condensed consolidated balance sheet as of September 30, 2020.

9. Stock-based Compensation

During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$9,109	$6,262	$24,492	$17,137
General and administrative	8,131	5,081	22,596	15,063
Loss from equity method investment	-	3,430	-	5,467
Total	$17,240	$14,773	$47,088	$37,667

Stock option activity

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2019	7,782,437	$31.30
Granted	1,468,758	$56.19
Exercised	(1,011,236)	$22.34
Cancelled or forfeited	(307,053)	$41.35
Outstanding at September 30, 2020	7,932,906	$36.66
Exercisable at September 30, 2020	3,741,338	$28.68
Vested and expected to vest at September 30, 2020	7,932,906	$36.66

As of September 30, 2020, total unrecognized compensation expense related to stock options was $105.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

Restricted stock activity

The following table summarizes restricted stock activity for the nine months ended September 30, 2020:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2019	699,534	$56.53
Granted	306,220	49.01
Vested	(74,583)	50.60
Cancelled or forfeited	(33,661)	46.23
Unvested balance as of September 30, 2020	897,510	$54.84

As of September 30, 2020, total unrecognized compensation expense related to unvested restricted common shares was $31.6 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.0 years.

10. Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common share equivalents outstanding for the period, including any dilutive effect from outstanding stock options and warrants using the treasury stock method. The Company’s net income (loss) is net income (loss) attributable to common shareholders for all periods presented.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(92,439)	$138,423	$(241,826)	$36,316
Basic weighted-average common shares outstanding	70,143,481	54,829,057	64,159,224	53,380,123
Effect of potentially dilutive securities:
Outstanding options	—	2,612,354	—	2,326,824
Unvested restricted common shares	—	157,490	—	114,473
Employee stock purchase plan	—	—	—	—
Diluted weighted-average common shares outstanding	70,143,481	57,598,901	64,159,224	55,821,420
Basic net income (loss) per common share	(1.32)	2.52	(3.77)	0.68
Diluted net income (loss) per common share	(1.32)	2.40	(3.77)	0.65

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outstanding options	7,932,906	3,791,475	7,932,906	3,911,071
Unvested restricted common shares	897,510	13,750	897,510	34,250
ESPP	11,808	—	11,808	—
Total	8,842,224	3,805,225	8,842,224	3,945,321

11. Income Taxes

During the three and nine months ended September 30, 2020, the Company recorded an income tax provision of $0.2 million and $1.0 million, respectively, representing an effective tax rate of -0.2% and -0.4%, respectively. During the three and nine months ended September 30, 2019, the Company recorded an income tax provision of $0.3 million and $0.4 million, respectively, representing an effective tax rate of 0.2% and 1.2%, respectively. The income tax provision is primarily attributable to the year-to-date pre-tax income earned by the Company’s U.S. subsidiary. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings and losses that are not benefited. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable. As a result, the Company has not recognized a tax benefit related to losses generated in Switzerland in the current periods. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States, the impact of which was not material.

12. Related Party Transactions

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC, on February 12, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and impact and potential impacts on our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Special Note About Coronavirus (COVID-19)

Since March 2020, we have been evaluating the actual and potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the coronavirus pandemic, we have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business operations, and/or associates timelines. As we continue to reopen our offices to additional staff in accordance with state and local regulations, we maintain temporary work-from-home procedures for all employees other than for those personnel and contractors who perform essential activities that must be completed on-site. If negative developments relating to the coronavirus pandemic, including a so-called “resurgence” or additional “waves” were to occur, we may be required to restrict on-site staff at our offices and laboratories; with respect to our hemoglobinopathies clinical trials, we may elect to pause patient dosing in certain of our trials again if ICU beds and related healthcare resources become significantly constrained again or governmental authorities impose additional business or travel restrictions; with respect to our immuno-oncology clinical trials, investigators participating in our clinical trials may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting; and certain aspects of our supply chain could be disrupted if our third party suppliers and manufacturers paused their operations in response to such negative developments. The ultimate impact of the coronavirus pandemic on our business operations remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely. Please refer to our Risk Factors in Part II, Item IA of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2020 for a discussion of the risks related to the coronavirus pandemic.

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

We and Vertex are investigating CTX001 in a Phase 1/2 open-label clinical trial, CLIMB THAL-111, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT. In the fourth quarter of 2019, we expanded the TDT patient population for CTX001 to include beta zero/beta zero subtypes. The first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful dosing and engraftment, the trial opened for broader concurrent enrollment. CTX001 has been granted Regenerative Medicine Advanced Therapy, or RMAT, designation, as well as Fast Track Designation and Rare Pediatric Disease designation by the United States Federal Drug Administration, or FDA, for the treatment of TDT. Additionally, CTX001 for the treatment of TDT has received orphan drug designation, or ODD, by the FDA and European Commission. In the fourth quarter of 2019, we released preliminary clinical data from the first patient treated with CTX001 in the ongoing Phase 1/2 clinical trial in TDT. In June 2020, we released 15 months of follow-up data for this patient and preliminary data for a second patient treated with CTX001 in the ongoing Phase 1/2 clinical trial in TDT.

We and Vertex are also investigating CTX001 in a Phase 1/2 open-label clinical trial, CLIMB SCD-121, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 18 to 35 with severe SCD. Similar to the trial in beta thalassemia, the first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful dosing and engraftment, the trial opened for broader concurrent enrollment. CTX001 has been granted RMAT Designation, as well as Fast Track Designation and Rare Pediatric Disease designation by the FDA for the treatment of SCD. In addition, CTX001 for the treatment of SCD has received ODD by the FDA and European Commission. Additionally, CTX001 has been granted Priority Medicines (PRIME) designation by the European Medicines Agency for the treatment of SCD. In the fourth quarter of 2019, we released preliminary clinical data from the first patient treated with CTX001 in the ongoing Phase 1/2 clinical trial in severe SCD. In June 2020, we released nine months of follow-up data for this patient.

In addition, we are developing our own portfolio of CAR-T cell product candidates based on our gene-editing technology.

CTX110. Our lead candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T investigative therapy targeting cluster of differentiation 19, or CD19. CTX110 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial, CARBON, that is designed to assess the safety and efficacy of several dose levels of CTX110 for the treatment of relapsed or refractory B-cell malignancies. In October 2020, we released initial top-line data from the ongoing CARBON clinical trial.

CTX120. CTX120 is a healthy donor-derived gene-edited allogeneic CAR-T investigative therapy targeting B-cell maturation antigen. CTX120 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial that is designed to assess the safety and efficacy of several dose levels of CTX120 for the treatment of relapsed or refractory multiple myeloma. CTX120 has received ODD by the FDA.

CTX130. CTX130 is a healthy donor-derived gene-edited allogeneic CAR-T investigative therapy targeting cluster of differentiation 70, or CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being developed for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies. CTX130 is being investigated in two ongoing independent Phase 1 single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 for the treatment of relapsed or refractory renal cell carcinoma and various types of lymphoma, respectively.

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

Refer to Note 7 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the key terms of our arrangement with ViaCyte. Refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Vertex and Bayer.

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

All of our revenue to date has been collaboration revenue. We were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and Casebia, but we do not expect to sustain our profitability in future years. With the exception of the year ended December 31, 2019, we have incurred significant net operating losses each year since our inception and expect to continue to incur net operating losses for the foreseeable future. As of September 30, 2020, we had $1.4 billion in cash, cash equivalents and marketable securities and an accumulated deficit of $466.5 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; develop manufacturing infrastructure; and incur additional costs associated with operating as a public company.

Financial Overview

Revenue

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the nine months ended September 30, 2020 was $0.3 million, compared to $212.6 million for the nine months ended September 30, 2019. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020, as well as Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Period to Period
	2020	2019	Change
Collaboration revenue	$148	$211,928	$(211,780)
Operating expenses:
Research and development	71,008	$57,246	13,762
General and administrative	21,539	$15,519	6,020
Total operating expenses	92,547	72,765	19,782
Income (loss) from operations	(92,399)	139,163	(231,562)
Other income (expense), net	160	$(466)	626
Net income (loss) before income taxes	(92,239)	138,697	(230,936)
Provision for income taxes	(200)	$(274)	74
Net income (loss)	$(92,439)	$138,423	$(230,862)

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2020 was $0.1 million, compared to $211.9 million for the three months ended September 30, 2019. The decrease of approximately $211.8 million was primarily attributable to revenue recognized in connection with our collaboration with Vertex during the third quarter of 2019. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $71.0 million for the three months ended September 30, 2020, compared to $57.2 million for the three months ended September 30, 2019. The increase of approximately $13.8 million was primarily attributable to the following:

•

$6.9 million of increased employee compensation, benefit and other headcount related expenses, of which $2.8 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$7.4 million of increased variable research and development costs; and,
•	$8.8 million of increased facility-related expenses.

The increased costs were offset by $10.3 million of decreased license fee expenses due to the recognition of non-cash consideration expensed in the third quarter of 2019 related to our collaboration with Vertex.

General and Administrative Expenses

General and administrative expenses were $21.5 million for the three months ended September 30, 2020, compared to $15.5 million for the three months ended September 30, 2019. The increase of approximately $6.0 million was primarily attributable to the following:

•

$5.1 million of increased employee compensation, benefit and other headcount related expenses, of which $3.1 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth; and,

•	$1.4 million of increased facility-related expenses.

Other Income, Net

Other income was $0.2 million for the three months ended September 30, 2020, compared to $0.5 million of expense for the three months ended September 30, 2019. The change was primarily due to the fact that losses from equity method investments in the third quarter of 2019 were greater than interest income earned on cash, cash equivalents and marketable securities during the same period. There were no losses from equity method investments during the three months ended September 30, 2020, and interest income was minimal given the low interest rate environment.

Comparison of nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Period to Period
	2020	2019	Change
Collaboration revenue	$349	$212,574	$(212,225)
Operating expenses:
Research and development	184,581	$130,601	53,980
General and administrative	62,442	$46,216	16,226
Total operating expenses	247,023	176,817	70,206
Income (loss) from operations	(246,674)	35,757	(282,431)
Other income (expense), net	5,804	1,003	4,801
Net income (loss) before income taxes	(240,870)	36,760	(277,630)
Provision for income taxes	(956)	(444)	(512)
Net income (loss)	$(241,826)	$36,316	$(278,142)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2020 was $0.3 million, compared to $212.6 million for the nine months ended September 30, 2019. The decrease of approximately $212.2 million was primarily attributable to revenue recognized in connection with our collaboration with Vertex during the third quarter of 2019. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $184.6 million for the nine months ended September 30, 2020, compared to $130.6 million for the nine months ended September 30, 2019. The increase of approximately $54.0 million was primarily attributable to the following:

•

$22.0 million of increased employee compensation, benefit and other headcount related expenses, of which $7.4 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$19.2 million of increased variable research and development costs; and,
•	$20.5 million of increased facility-related expenses.

The increased costs were partially offset by $10.0 million of decreased license fee expenses due to the recognition of non-cash consideration expensed in the third quarter of 2019 related to our collaboration with Vertex.

General and Administrative Expenses

General and administrative expenses were $62.4 million for the nine months ended September 30, 2020, compared to $46.2 million for the nine months ended September 30, 2019. The increase of approximately $16.2 million was primarily attributable to the following:

•

$11.7 million of increased employee compensation, benefit and other headcount related expenses, of which $7.5 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth; and,

•	$4.6 million of increased facility-related expenses.

Other Income, Net

Other income was $5.8 million for the nine months ended September 30, 2020, compared to $1.0 million of income for the nine months ended September 30, 2019. The change was primarily due to interest income earned on cash, cash equivalents and marketable securities for the nine months ended September 30, 2020, and losses from equity method investments, which were present for the nine months ended September 30, 2019 due to the treatment of stock-based compensation for Casebia employees prior to the Bayer Transaction.

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and marketable securities of approximately $1.4 billion, of which approximately $872.9 million was held outside of the United States.

In August 2019, we entered into a new Open Market Sale AgreementSM with Jefferies, or the 2019 ATM, under which we may offer and sell, from time to time, common shares having aggregate gross proceeds of up to $200.0 million. During the three and nine months ended September 30, 2020, we sold 0.1 million and 1.3 million common shares, respectively, under the 2019 ATM for net cash proceeds of $9.6 million and $91.9 million, respectively, after deducting commission fees of $0.2 million and $2.4 million, respectively. In addition, we paid approximately $0.4 million in stamp taxes during the three and nine months ended September 30, 2020, respectively, and accrued an additional $0.6 million for stamp taxes as of September 30, 2020 related to securities sold under the 2019 ATM.

In July 2020, we sold 7.4 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share for aggregate net proceeds of $484.8 million, which were net of equity issuance costs and stamp tax of $32.5 million of which $4.9 million was accrued on the condensed consolidated balance sheet as of September 30, 2020.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception, and as of September 30, 2020, we had an accumulated deficit of $466.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Nine Months Ended September 30,		Period to Period
	2020	2019	Change
Net cash provided by (used in) operating activities	$(157,154)	$53,301	$(210,455)
Net cash used in investing activities	(336,926)	(5,732)	(331,194)
Net cash provided by financing activities	603,525	126,265	477,260
Effect of exchange rate changes on cash	5	(14)	19
Net increase (decrease) in cash	$109,450	$173,820	$(64,370)

Net Cash Used in Operating Activities

Net cash used in operating activities was $157.2 million for the nine months ended September 30, 2020, compared to cash provided by operating activities of $53.3 million for the nine months ended September 30, 2019. Net cash used in operating activities for the nine months ended September 30, 2020 was driven by a net loss of $241.8 million, offset by non-cash expenses of $54.7 million, primarily related to stock-based compensation and depreciation, as well as a benefit to net-working capital driven by the receipt of a $25.0 million milestone payment from Vertex in the second quarter of 2020. Net cash provided by operating activities for the nine months ended September 30, 2019 was primarily due to net income generated from revenue in connection with our collaboration with Vertex during the third quarter of 2019. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $336.9 million, compared to $5.7 million for the nine months ended September 30, 2019. The increase in net cash used in investing activities consisted primarily of purchases of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $603.5 million, compared with $126.3 million for the nine months ended September 30, 2019. The net cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds from the issuance of 7.4 million common shares through an underwritten public offering in July 2020, which resulted in $484.8 million of net cash proceeds, after deducting $32.5 million of which $4.9 million was accrued on the condensed consolidated balance sheet as of September 30, 2020.Additionally, 1.3 million common shares were issued in connection with our Open Market Sale AgreementSM, which resulted in $91.9 million of net cash proceeds, after deducting $2.4 million in commissions, excluding $0.6 million of stamp taxes which were accrued as of September 30, 2020, as well as option exercise proceeds, net of issuance costs.

Contractual Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K except for certain lease commitments described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $1.4 billion, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

In reference to the ‘115 interference as previously disclosed and described in our Annual Report on Form 10-K for the year ended December 31, 2019, in September 2020, the Patent Trial and Appeal Board affirmed its decision to deny the CVC Group benefit to its two earliest provisional patent applications, and, as a result, the CVC Group remains the Junior Party for purposes of determining which entity was the first to invent the inventions at issue.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document

10.1†

Lease, dated July 24, 2020, by and between the Registrant and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on July 27, 2020)

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

CRISPR Therapeutics AG

Dated: October 28, 2020	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: October 28, 2020	By:	/s/ Michael Tomsicek
Michael Tomsicek
Chief Financial Officer
(Principal Financial Officer)