Form 10-K
period 2020-12-31
CRISPR Therapeutics AG
filed 2021-02-16
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37923

CRISPR THERAPEUTICS AG

(Exact name of Registrant as specified in its Charter)

Switzerland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Baarerstrasse 14 6300 Zug, Switzerland	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +41 (0)41 561 32 77

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, nominal value CHF 0.03	CRSP	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $4.5 billion, based on the closing price on the Nasdaq Global Market of the Registrant’s common shares on June 30, 2020 (the last trading day of the Registrant’s second fiscal quarter of 2020).

The number of the Registrant’s common shares outstanding as of February 11, 2021 was 75,428,927.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual General Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

i

Risk Factor Summary

Our business is subject to a number of risks and uncertainties of which you should be aware before making an investment decision in our business. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•	We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
•

We will need to raise substantial additional funding, which will dilute our shareholders. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

•

We are very early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

•

Our CRISPR/Cas9 gene editing product candidates are based on a new gene-editing technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. There have only been a limited number of clinical trials of product candidates based on gene editing technology and no gene editing products have been approved in the United States or in the European Union.

•

The U.S. Food and Drug Administration, or FDA, the National Institutes of Health, or NIH, and the European Medicines Agency, or EMA, have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

•

If any of the product candidates we may develop or the delivery modes we rely on cause undesirable side effects, it could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

•	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•	Our business may be adversely affected by the ongoing coronavirus pandemic.
•

Positive results from early preclinical studies or preliminary results from clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies, clinical trials and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

•

Gene-editing products are novel and may be complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

•	Adverse public perception of gene editing and cellular therapy products may negatively impact demand for, or regulatory approval of, our product candidates.
•	The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
•

We face significant competition in an environment of rapid technological change. Our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.

•

Our collaborators and strategic partners may control aspects of our clinical trials, which could result in delays and other obstacles in the commercialization of our proposed products and materially harm our results of operations.

•	If we are unable to obtain or protect intellectual property rights related to our proprietary gene-editing technology and product candidates, we may not be able to compete effectively in our markets.
•

The intellectual property landscape around gene editing technology, including CRISPR/Cas9, is highly dynamic, and third parties may initiate legal proceedings alleging that the patents that we in-license or own are invalid or that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Throughout this Annual Report on Form 10-K, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of CRISPR Therapeutics AG.

“CRISPR Therapeutics®” standard character mark and design logo, “CTX001TM,” “CTX110TM,” “CTX120TM,” and “CTX130TM” are trademarks and registered trademarks of CRISPR Therapeutics AG. All other trademarks and registered trademarks contained in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.

Special Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the safety, efficacy and clinical progress of our various clinical programs, including those for CTX001TM, CTX110 TM, CTX120 TM and CTX130 TM;
•	the status of clinical trials, development timelines and discussions with regulatory authorities related to product candidates under development by us and our collaborators;
•

the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for CTX001, CTX110, CTX120 and CTX130, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;

•

the actual or potential benefits of FDA designations, such as orphan drug, fast track and regenerative medicine advanced therapy, or such European equivalents, including Priority Medicines (PRIME) designation;

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

The use of CRISPR/Cas9 for gene editing was derived from a naturally occurring viral defense mechanism in bacteria and has been described by leading scientific journals as a breakthrough technology. The application of CRISPR/Cas9 for gene editing was co-invented by one of our scientific founders, Dr. Emmanuelle Charpentier, the Acting and Founding Director of the Max Planck Unit for the Science of Pathogens in Berlin, Germany. Dr. Charpentier and her collaborators published work elucidating the mechanism by which the Cas9 endonuclease, a key component of CRISPR/Cas9, can be programmed to cut double-stranded DNA at specific locations. Dr. Charpentier and her collaborator, Dr. Jennifer Doudna of the University of California, Berkeley, shared the 2020 Nobel Prize in Chemistry for their groundbreaking work. We have acquired rights to the intellectual property encompassing CRISPR/Cas9 and related technologies from Dr. Charpentier and continue to strengthen our intellectual property estate through our own research and additional in-licensing efforts, furthering our leadership in the development of CRISPR/Cas9-based therapeutics.

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

Hemoglobinopathies

Our lead product candidate, CTX001, is an investigational ex vivo CRISPR gene-edited therapy that is being evaluated for patients suffering from TDT or severe SCD in which a patient’s hematopoietic stem cells are engineered to produce high levels of fetal hemoglobin (HbF; hemoglobin F) in red blood cells. HbF is a form of the oxygen-carrying hemoglobin that is naturally present at birth and is then replaced by the adult form of hemoglobin. The elevation of HbF by CTX001 has the potential to eliminate transfusion requirements for TDT patients and painful and debilitating vaso-occlusive crises for SCD patients. CTX001 is being developed under a co-development and co-commercialization agreement between us and Vertex Pharmaceuticals Incorporated, or Vertex.

Beta Thalassemia

We and Vertex are investigating CTX001 in a Phase 1/2 open-label clinical trial, CLIMB THAL-111, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT. In the fourth quarter of 2019, we expanded the TDT patient population for CTX001 to include beta zero/beta zero subtypes. The first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the trial opened for concurrent dosing. CLIMB THAL-111 is designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted Regenerative Medicine Advanced Therapy, or RMAT, designation, as well as Fast Track Designation and Rare Pediatric Disease designation by the FDA for the treatment of TDT. Additionally, CTX001 for the treatment of TDT has received orphan drug designation, or ODD, from the FDA and European Commission.

In the fourth quarter of 2020, we released additional clinical data from the first seven patients with TDT treated with CTX001 in the ongoing CLIMB THAL-111 trial during the Scientific Plenary Session at the American Society of Hematology, or ASH, Annual Meeting and Exposition. For additional information regarding the preliminary clinical data, please see “Business—Our Lead Hemoglobinopathies Product Candidate—CTX001.”

Sickle Cell Disease

We and Vertex are also investigating CTX001 in a Phase 1/2 open-label clinical trial, CLIMB SCD-121, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with severe SCD. Similar to the trial in TDT, the first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the trial opened for concurrent dosing. CLIMB SCD-121 is designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted RMAT designation, as well as Fast Track Designation and Rare Pediatric Disease designation by the FDA for the treatment of SCD. In addition, CTX001 for the treatment of SCD has received ODD from the FDA and European Commission. Additionally, CTX001 has been granted Priority Medicines (PRIME) designation by the European Medicines Agency for the treatment of SCD.

In the fourth quarter of 2020, we released additional clinical data from the first three patients with SCD treated with CTX001 in the ongoing CLIMB SCD-121 trial during the Scientific Plenary Session at the ASH Annual Meeting and Exposition. For additional information regarding the preliminary clinical data, please see “Business—Our Lead Hemoglobinopathies Product Candidate—CTX001.”

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

CTX110. Our lead immuno-oncology candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T therapy targeting cluster of differentiation 19. CTX110 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial, CARBON, that is designed to assess the safety and efficacy of several dose levels of CTX110 for the treatment of relapsed or refractory B-cell malignancies. In the fourth quarter of 2020, we released preliminary clinical data from the first 11 patients treated with CTX110 in the ongoing CARBON trial. For additional information regarding the preliminary clinical data, please see “Business— Our Lead Immuno-Oncology Product Candidate—CTX110.”

CTX120. CTX120 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting B-cell maturation antigen. CTX120 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial that is designed to assess the safety and efficacy of several dose levels of CTX120 for the treatment of relapsed or refractory multiple myeloma. CTX120 has received ODD from the FDA.

CTX130. CTX130 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting cluster of differentiation 70, or CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being developed for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies. CTX130 is being investigated in two ongoing independent Phase 1 single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 for the treatment of relapsed or refractory renal cell carcinoma and various types of lymphoma, respectively.

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

Bayer. In the fourth quarter of 2019, we entered into a series of transactions pursuant to which we and Bayer Healthcare LLC, or Bayer, terminated our 2015 agreement, which created the joint venture Casebia Therapeutics Limited Liability Partnership, or Casebia, to discover, develop and commercialize CRISPR/Cas9 gene-editing therapeutics to treat the genetic causes of bleeding disorders, autoimmune disease, blindness, hearing loss and heart disease. In connection thereto, Casebia became a wholly-owned subsidiary of ours. We and Bayer also entered into a new option agreement pursuant to which Bayer has an option to co-develop and co-commercialize two products for the diagnosis, treatment, or prevention of certain autoimmune disorders, eye disorders or hemophilia A disorders for a specified period of time, or, under certain circumstances, exclusively license such optioned products. For additional information regarding this partnership, please see “Business—Strategic Partnerships and Collaborations.”

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

The CRISPR/Cas9 Technology

CRISPR/Cas9 evolved as a naturally occurring defense mechanism that protects bacteria against viral infections. Dr. Charpentier and her collaborators elucidated this mechanism and developed ways to adapt and simplify it for use in gene editing. In recognition of this groundbreaking work, Dr. Charpentier was awarded the 2020 Nobel Prize in Chemistry along with her collaborator, Dr. Jennifer Doudna of the University of California, Berkeley. The CRISPR/Cas9 technology they described consists of three basic components: CRISPR-associated protein 9, or Cas9, CRISPR RNA, or crRNA, and trans-activating CRISPR RNA, or tracrRNA. Cas9, in combination with these two RNA molecules, is described as “molecular scissors” that can make specific cuts and edits in selected double-stranded DNA.

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

Beta Thalassemia

Overview

Beta thalassemia is a blood disorder that is associated with a reduction in the production of hemoglobin. This disease is caused by mutations that give rise to the insufficient expression of the beta globin protein, which can lead to symptoms related not only to the lack of hemoglobin, but also to the buildup of unpaired alpha globin proteins in red blood cells. The severity of symptoms associated with beta thalassemia varies depending on the levels of functional beta globin present in the blood cells. The unpaired alpha globin chains are toxic to red blood cells and reduce red blood cell lifespan. In the most severe cases, described as beta thalassemia major, functional beta globin is either completely absent or reduced, resulting in severe anemia. In these patients, the bone marrow cannot keep pace with the destruction of red blood cells, and thus these patients require regular blood transfusions. While chronic blood transfusions can be effective at addressing symptoms, they often lead to iron overload, progressive heart and liver failure, and eventually early death. Patients with mild forms of beta thalassemia may experience some mild anemia or even be asymptomatic. The total worldwide incidence of beta thalassemia is estimated to be 60,000 births annually, the total prevalence in the United States and the EU is estimated to be approximately 16,000 and there are over 200,000 people worldwide who are alive and registered as receiving treatment for the disease.

Limitations of current treatment options

The most common treatment for beta thalassemia is chronic blood transfusions. Transfusion-dependent patients typically receive transfusions every two to four weeks and chronic administration of blood often leads to elevated levels of iron in the body, which can cause organ damage over a relatively short period of time. Patients are often given iron chelators, or medicines to reduce iron levels in the blood, which are associated with their own significant toxicities. In developing countries, where chronic transfusions are not available, most patients die in early childhood. Also, a disease-modifying therapy for beta thalassemia, Reblozyl (luspatercept-aamt), received FDA approval in 2019.

A potentially curative therapy for this disease is allo-HSCT, but few patients elect to have this procedure given its associated morbidity and mortality and the lack of matched and willing donors. In addition, the European Medicines Agency, or EMA, gave a conditional marketing authorization to Zynteglo (autologous CD34+ cells encoding βA-T87Q-globin gene), a lentiviral gene therapy, for the treatment of certain patients with TDT in 2019. We believe that our therapeutic approach could offer a potentially curative therapy for this devastating disease.

Sickle Cell Disease

Overview

SCD is an inherited disorder of red blood cells resulting from a specific mutation in the beta globin gene that causes abnormal red blood cell function. Under conditions of low oxygen concentration, the abnormal hemoglobin proteins aggregate within the red blood cells causing them to become sickled in shape and inflexible. These sickled cells obstruct blood vessels, restricting blood flow to organs, ultimately resulting in severe pain, infections, stroke, overall poor quality of life and early death. Patients also experience increased hemolysis, leading to anemia. The worldwide incidence of SCD is estimated to be 300,000 births annually and there are 20-25 million people worldwide with the disease. In the United States and the European Union, the total prevalence is estimated to be 150,000 individuals.

Limitations of current treatment options

As with beta thalassemia, in regions where access to modern medical care is available, standard treatment for patients with SCD who have high levels of hemolysis involves chronic blood transfusions, which has the same associated risks of iron overload and toxicities associated with chelation therapy. The FDA and/or EMA have approved several disease-modifying therapies for SCD as well, including hydroxyurea, Adakveo (crizanlizumab-tmca) and Oxbryta (voxelotor). Two disease-modifying therapies for SCD, Adakveo (crizanlizumab-tmca) and Oxbryta (voxelotor), also received FDA approval in 2019. Allo-HSCT is another potential treatment option. While allo-HSCT provides the only potentially curative therapeutic path for SCD, it is often avoided given the significant risk of transplant-related morbidity and mortality in these patients and the lack of matched and willing donors.

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

Relationship between level of HbF and morbidity in sickle cell disease and beta thalassemia

An alternative CRISPR/Cas9 approach to treating hemoglobinopathies would be to correct the mutated beta globin gene. We have chosen the HbF upregulation strategy as our initial approach given the efficiency and consistency of the gene disruption strategy involved, the ability of this strategy to counteract a wide variety of different beta globin mutations, including patients with beta thalassemia, and the natural history data supporting absence of symptoms in patients with HPFH.

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

We believe our CRISPR/Cas9 gene-editing strategy may have significant advantages over other gene therapies in development for the treatment of hemoglobinopathies. For example, lentivirus-based treatments involve a random integration of one or more copies of the globin gene throughout the genome. The expression levels of the newly introduced gene can vary depending on the exact location of the DNA in the genome, leading to inconsistent and variable levels of expression. We believe our strategy may lead to more uniform globin expression across a high percentage of cells. In addition, with each random lentiviral integration, a mutation may be created, which may have an associated safety concern, including the potential to cause cancer. In contrast, CRISPR/Cas9 targets a specific genomic site for editing, and to date we have detected no off-target activity for our CTX001 guide RNA.

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

CTX001 engraftment in vivo in mice1

Clinical Trials

We and Vertex are investigating CTX001 in two Phase 1/2 open-label clinical trials designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT, CLIMB THAL-111, and severe SCD, CLIMB SCD-121, respectively. On December 5, 2020, we and Vertex announced safety and efficacy data from the first ten patients treated with CTX001 for TDT or severe SCD in these ongoing clinical trials. Results were shared during the Scientific Plenary Session at the ASH Annual Meeting and Exposition, as well as a subset of the results published in the New England Journal of Medicine. These clinical trials are ongoing.

Schematic of study procedures for the CLIMB THAL-111 and CLIMB SCD-121 Phase 1/2 trials

On December 5, 2020, we presented data on seven patients with TDT who had reached at least three months of follow-up after CTX001 dosing (range: 3.8 to 21.5 months) and therefore could be assessed for initial safety and efficacy results. These seven patients all showed a similar pattern of response, with rapid and sustained increases in total hemoglobin and HbF, as well as transfusion independence at last analysis. All seven patients had normal to near-normal total hemoglobin levels at last visit, including three patients with severe beta zero/beta zero and IVS-I-110 genotypes. Total hemoglobin levels ranged from 9.7 to 14.1 g/dL and HbF levels ranged from 40.9% to 97.7% at last visit among all seven patients. The first patient with TDT who received CTX001 had a total hemoglobin level of 14.1 g/dL and HbF level of 13.1 g/dL at last visit, 18 months after CTX001 dosing. In all five patients with at least six months of follow-up, more than 99% of red blood cells, or RBCs, expressed HbF, indicating pancellular distribution of HbF. In addition, the available bone marrow allelic editing data, encompassing four patients with six months of follow-up and from one patient with 12 months of follow-up, demonstrated a durable effect. The elevation of HbF translated into transfusion independence in all patients. All seven patients ceased receiving packed RBC, or pRBC, transfusions soon after CTX001 infusion, with the last pRBC transfusion occurring between 0.7 and 2.0 months after CTX001 infusion. The first patient with TDT who received CTX001 had remained transfusion-free for over 20 months as of the data cutoff date.

Clinically Meaningful HbF and Total Hb Are Achieved Early and Maintained in TDT

Duration of Transfusion Independence After CTX001 Infusion

The safety data from all seven patients were generally consistent with autologous stem cell transplant and myeloablative conditioning. The majority of adverse events, or AEs, occurred within the first 60 days after CTX001 infusion. Two patients experienced a combined total of five serious AEs, or SAEs, related or possibly related to busulfan only: venoocclusive liver disease (in both patients), febrile neutropenia (two events in one patient) and colitis; all of these resolved. One patient experienced four SAEs related or possibly related to CTX001: headache, haemophagocytic lymphohistiocytosis, or HLH, acute respiratory distress syndrome and idiopathic pneumonia syndrome (the latter also related to busulfan). All SAEs occurred in the context of HLH and have resolved. No SAEs related to CTX001 were reported in the other patients.

CLIMB-121 Trial in Severe SCD

On December 5, 2020, we presented data on three patients with SCD who had reached at least three months of follow-up after CTX001 dosing (range: 3.8 to 16.6 months) and therefore could be assessed for initial safety and efficacy results. All three patients showed a similar pattern of response, with rapid and sustained increases in total hemoglobin and HbF, as well as elimination of vaso-occlusive crises, or VOCs, through last analysis. All three patients had normal to near normal total hemoglobin levels at last visit, including total hemoglobin levels from 11.5 to 13.2 g/dL and HbF levels from 31.3% to 48.0%. In the two patients with at least six months of follow-up, more than 98% of RBCs expressed HbF, indicating pancellular distribution of HbF. In addition, bone marrow allelic editing data collected from one patient with six months of follow-up and from one patient with 12 months of follow-up after CTX001 infusion demonstrated a durable effect. The elevation of HbF translated into clinical benefit in all three patients. None of the patients had experienced a VOC since CTX001 infusion, while these patients experienced an average of 4.0 to 7.5 VOCs per year in the two years prior to consenting to study participation. The first patient with SCD who received CTX001 had remained free of VOCs for over 16 months as of the data cutoff date. Finally, all three patients had detectable haptoglobin and improved lactate dehydrogenase (LDH) levels, indicating no evidence of hemolysis.

Clinically Meaningful HbF and Total Hb Are Achieved Early and Maintained in SCD

Duration of Freedom from VOCs after CTX001 Infusion

The safety data from all three patients were generally consistent with autologous stem cell transplant and myeloablative conditioning. The majority of AEs occurred within the first sixty days of CTX001 infusion. After CTX001 infusion, only one patient experienced SAEs: sepsis (related to busulfan), cholelithiasis and abdominal pain (both unrelated to any study drug); all of these resolved. There were no SAEs considered related to CTX001.

CLIMB THAL-111 and CLIMB SCD-121 are ongoing. More than 20 patients have been dosed with CTX001 across both studies to date.

Immuno-Oncology Programs

Over the past several years, interest in the oncology community has grown rapidly in the field of immuno-oncology, or treatments that harness the immune system to attack cancer cells. Engineered immune cell therapy is one such approach, in which immune system cells such as T cells are genetically modified to enable them to recognize and attack cancerous cells.

Engineered cell therapy has demonstrated encouraging results leading to three approvals for autologous CD19-targeted CAR-T products, and may become an entirely new class of oncology therapeutics; however, realizing this full potential will require overcoming some key challenges. Most engineered cell therapies in development require unique products to be created for each patient treated, an approach that has in the past proven challenging and cost prohibitive in the field of oncology. Additionally, these versions of engineered cell therapies appear limited in their ability to treat solid tumors and have demonstrated sub-optimal safety profiles. In contrast, allogeneic engineered T cell therapies could have immediate availability because of their ability to be administered “off-the-shelf”, improved potency due to the use of healthy-donor starting material, greater consistency since each batch yields many doses, improved access by avoiding the need for patient apheresis, and flexible dosing, whether through dose titration or re-dosing.

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

Our Lead Immuno-Oncology Product Candidate—CTX110

Our lead immuno-oncology product candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting CD19-positive malignancies, such as certain lymphomas and leukemias. A primary aim of CTX110 is to overcome the inefficiency and cost of creating a unique product for each patient with a given tumor type by treating many different patients from a single batch, which we refer to as being an “off-the-shelf” therapy. To generate CTX110, we make three modifications to T cells taken from healthy donors using our gene-editing technology: (i) the T cell receptor, or TCR, is eliminated to reduce the risk of graft versus host disease, or GvHD, from the product candidate, (ii) a CD19-directed CAR is inserted site-specifically into the TRAC gene and (iii) the class I major histocompatibility complex, MHC I, is removed from the cell surface in order to improve the persistence of the CAR-T cells in an “off-the-shelf” setting. We believe this approach will have advantages over other allogeneic CAR-T products in development that semi-randomly insert the CAR using an integrating virus and do not include the MHC I knockout to increase persistence.

Preclinical studies

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

Efficient production of CTX110 via multiplexed editing and prolonged survival of CTX110-treated mice in a disseminated Nalm6 xenograft tumor model

Clinical Trials

We are currently investigating CTX110 in a Phase 1 single-arm, multi-center, open-label clinical trial, CARBON, that is designed to assess the safety and efficacy of several dose levels of CTX110 for the treatment of relapsed or refractory B-cell malignancies. The CARBON clinical trial is ongoing.

CARBON Trial Design

On October 21, 2020, we shared preliminary data from our CARBON clinical trial. As of the September 28, 2020, data cutoff, 12 patients had been enrolled and infused with CTX110. Data were reported for the 11 patients who had at least completed their one-month assessment as of the data cutoff date. All 11 patients had diffuse large B-cell lymphoma, or DLBCL, including high grade lymphoma (e.g., triple hit), transformed follicular lymphoma, or tFL, and Richter’s Transformation. Patients were infused with CTX110 following three days of lymphodepletion using fludarabine (30 mg/m2/day) and cyclophosphamide (500 mg/m2/day). Dose escalation began at 30 million CAR-positive T cells (Dose Level 1; DL1) and escalated to the highest dose of 600 million CAR-positive T cells (Dose Level 4; DL4).

Early evidence of dose-dependent anti-tumor activity was seen with CTX110. Disease assessment was performed by centralized independent radiological review according to the 2014 Lugano response criteria. Complete response was achieved at Dose Level 2, or DL2, Dose Level 3, or DL3, and DL4. At DL3, two out of four patients had a complete response. These two patients remained in complete response as of the data cutoff date.

Dose-Dependent Responses Observed with CTX110

Complete Responses with CTX110 Showed Durability at Month 3 and Beyond

The four patients with complete response across all dose levels had deep responses, including the complete resolution of extranodal disease, normalization of all nodal disease to 1.5 centimeters or smaller and a Deauville score of two or lower. Additionally, one of these patients who had 30% lymphoblasts in the bone marrow achieved complete clearance after CTX110 infusion. Complete response was achieved in patients with relapsed disease (including relapse from autologous stem cell transplant), as well as in patients who were primary refractory and who had relapsed after autologous stem cell transplant.

Dose-Dependent Reduction in Tumor Size with CTX110

At DL2 and above, CTX110 was detected at multiple time points in all patients, with peak expansion occurring at one to two weeks post-infusion and cells detected as late as 180 days post-infusion. Responses were achieved without the use of more toxic lymphodepletion agents, consistent with the engineering of CTX110 for immune evasion.

Safety Data with CTX110 at DL3 and Below

Across the ten patients treated at DL1, DL2 and DL3, no DLTs were observed. There were no cases of GvHD despite high HLA-mismatch between allogeneic CAR-T donors and patients. No infusion reactions to either lymphodepleting chemotherapy or CTX110 were observed. Cytokine Release Syndrome, or CRS, occurred in three patients (30%) and in each case was Grade 2 or below and resolved with tocilizumab administration. One patient (10%) had Grade 2 Immune Effector Cell-Associated Neurotoxicity Syndrome, or ICANS, that improved within 24 hours with standard interventions. Two additional serious adverse events (periorbital cellulitis and febrile neutropenia) occurred after CTX110 infusion, both of which resolved and were determined to be unrelated to disease progression or CTX110.

One patient received DL4 of CTX110. On Day 5, the patient experienced Grade 2 CRS which resolved in 5 days. The PET/CT assessment at Day 25 showed the patient had achieved a complete response. The following day, the patient was hospitalized with febrile neutropenia and developed symptoms of short-term memory loss and confusion. The symptoms eventually progressed to significant obtundation that required intubation. He was initially treated for ICANS with steroids, anakinra and intrathecal chemotherapy without improvement. The patient was later found to have reactivation of HHV-6 and HHV-6 encephalitis and treated with antiviral therapy. The decision was made to withdraw supportive care and the patient died 52 days after CTX110 infusion.

CTX120

Our second immune-oncology candidate, or CTX120, is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting BCMA and is in development for the treatment of relapsed or refractory multiple myeloma. BCMA has attractive properties for CAR-T cell therapy, namely expression on the surface of B-lineage cells, especially the plasma cells involved in multiple myeloma, and absence from other tissues and cell types. As a result, BCMA has become a promising target for autologous CAR-T cell therapy. We believe an allogeneic approach may have distinct advantages over autologous CAR-T in multiple myeloma given the poor health of patient T cells following many lines of prior therapy.

Preclinical Studies

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

Elimination of a subcutaneous RPMI-8226 multiple myeloma model by CTX120

Clinical Trials

We are currently investigating CTX120 in a Phase 1 single-arm, multi-center, open-label clinical trial that is designed to assess the safety and efficacy of several dose levels of CTX120 for the treatment of relapsed or refractory multiple myeloma. Based on the progress to date in this program, CTX120 has been granted Orphan Drug designation from the FDA.

CTX130

Our third immune-oncology candidate, or CTX130, is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is in development for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies. Several cancers express CD70, including non-Hodgkin’s lymphoma, certain T cell lymphomas, renal cell carcinoma, glioblastoma and pancreatic, lung and ovarian cancers, while normal tissues do not express or show extremely limited expression of CD70. This target enables us to transition from hematological cancers, such as non-Hodgkin’s lymphoma, to solid tumor cancers, such as renal cell carcinoma.

Preclinical Studies

To generate CTX130, we include additional editing beyond the three modifications used in CTX110 and CTX120. As shown in the figure below, in preclinical studies of CTX130, we observed complete elimination of a xenograft model of renal cell carcinoma in all mice treated with CTX130.

Elimination of a subcutaneous A498 renal cell carcinoma model by CTX130

Clinical Trials

We are currently investigating CTX130 in two ongoing independent Phase 1, single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 for the treatment of relapsed or refractory renal cell carcinoma and various types of lymphoma, respectively.

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

Pursuant to the ViaCyte Collaboration Agreement, in 2018 we issued an aggregate of 380,148 shares and paid an aggregate of $1.2 million to ViaCyte in satisfaction of our upfront payment obligations. Refer to Note 9 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

In addition to Dr. Charpentier, the Patent Portfolio has named inventors who assigned their rights either to the Regents of the University of California, or California, or the University of Vienna, or Vienna. California’s rights are subject to certain overriding obligations to the sponsors of its research, including the Howard Hughes Medical Institute and the U.S. Government. Caribou Biosciences, or Caribou, had reported that it had an exclusive license to patent rights from California and Vienna, subject to a retained right to allow non-profit entities to use the inventions for research and educational purposes. Intellia Therapeutics, Inc., or Intellia Therapeutics, had reported that it had an exclusive license to such rights from Caribou in certain fields. We refer collectively to Dr. Charpentier, California, and Vienna as the “CVC Group”. We are subject to quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office, or USPTO, and the European Patent Office involving the Patent Portfolio. For further information regarding risks regarding these proceedings, please see “Risk Factors—Risks Related to Intellectual Property.”

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

Overall, our intellectual property estate includes over 40 active patent families and over 50 granted or allowed patents in the United States, United Kingdom, Europe, Japan, China, Ukraine, New Zealand, Singapore, Australia, Mexico, Tunisia, Hong Kong, Israel and South Africa, and pending patent applications in the United States, Europe, Australia, Canada, China, Japan, Mexico and other selected countries in Central America, South America, the Middle East, Asia and Africa. The granted patents and any other patents that may ultimately issue from these patent families are expected to expire starting in 2033, not including any applicable patent term extensions.

Our U.S. trademark estate consists of seven pending applications, including for CTX001, CTX101, CTX110, CTX120, CTX130, and CRISPR TX, as well as five U.S. registrations, including for CRISPR THERAPEUTICS and the CRISPR THERAPEUTICS logo. Our international trademark estate includes 3 pending applications for CRISPR THERAPEUTICS in Germany, Spain and Italy and 2 registrations in U.K. and Benelux, and 5 registrations for CRISPR THERAPEUTICS & DESIGN in Brazil, Benelux and Hong Kong. We also have three International Registrations for CTX001, CTX101 designating the EU, Switzerland, and U.K., and the CRISPR THERAPEUTICS logo designating Australia, Canada, Switzerland, Japan, Korea, Mexico, Russia, Singapore, Vietnam and U.K.

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

Enabling Technologies

We have entered into a number of additional collaborations and license agreements in support of our ex vivo and in vivo programs, including agreements related to: technologies to deliver CRISPR/Cas9 ex vivo and in vivo; additions to our hematopoietic stem cell and in vivo programs, including a grant to advance gene-editing therapies for HIV; and enhancements to our immuno-oncology and regenerative medicine cell therapy programs and platform. For example, we have entered into agreements, including with MaxCyte Incorporated on ex vivo delivery for our hemoglobinopathy and immuno-oncology programs, ProBioGen AG on the development of novel in vivo delivery modalities, KSQ Therapeutics Incorporated on intellectual property for our allogeneic immuno-oncology programs and University Health Network on regenerative medicine cell therapies for a number of different diseases.

Manufacturing

We have entered into certain manufacturing and supply arrangements with third-party suppliers to support production of our product candidates and their components. We plan to continue to rely on qualified third-party organizations to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early stage clinical trials. We expect that commercial quantities of any compound, vector, or engineered cells that we may seek to develop will be manufactured in facilities and by processes that comply with FDA and other regulations. At the appropriate time in the product development process, we will determine whether to establish manufacturing facilities or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop. In the second quarter of 2020, we announced that we are building a cell therapy manufacturing facility for clinical and commercial production of our investigational cell therapy product candidates in Framingham, Massachusetts. This facility is not yet operational and we can provide no assurances that we will be able to build out our internal manufacturing capacity. Outside of the United States and Europe, where appropriate, we may elect in the future to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products. In certain instances, we may consider building our own commercial infrastructure.

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

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In hemoglobinopathies, these companies include Acceleron Pharma, Aruvant Therapeutics, Beam Therapeutics, bluebird bio, Editas Medicine, Global Blood Therapeutics, Novartis Pharmaceuticals, and Sangamo Therapeutics. In immuno-oncology, these companies include Allogene Therapeutics, bluebird bio, Bristol Myers Squibb, Cellectis, Fate Therapeutics, Gilead Sciences, Novartis Pharmaceuticals, Poseida Therapeutics and Precision BioSciences. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Sana Biotechnology and Semma Therapeutics (acquired by Vertex in 2019). In in vivo, these companies include Editas Medicine, Intellia Therapeutics, Sarepta Therapeutics, Ultragenyx and Verve Therapeutics.

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

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have broader acceptance and higher rates of reimbursement by third-party payors or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.

If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing, gene therapy, and cell therapy products. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment, and product sales. In addition, due to the intense research and development taking place in the gene-editing field, including by us and our competitors, the intellectual property landscape is in flux and highly competitive. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third-party, intellectual property and proprietary rights in the future. For example, see our discussion of the ‘048 interference, the ‘115 interference and European opposition proceedings in “Risk Factors – Risks Related to Intellectual Property - Third-party Claims Of Intellectual Property Infringement Against Us, Our Licensors Or Our Collaborators May Prevent Or Delay Our Product Discovery and Development Efforts.”

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

Special Regulations and Guidance Governing Gene Therapy Products

The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material or by specifically altering host (human) genetic sequences. Examples of gene therapy products include nucleic acids (e.g., plasmids, in vitro transcribed ribonucleic acid), genetically modified microorganisms (e.g., viruses, bacteria, fungi), engineered site specific nucleases used for human genome editing and ex vivo genetically modified human cells. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003 (PREA), as amended, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation; however, they will apply to a BLA for a new active ingredient that is orphan-designated if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

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

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, or ACA, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

Regulation And Procedures Governing Approval Of Medicinal Products In Europe

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable health regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in Europe generally follows the same lines as in the United States, although the approval of a medicinal product in the United States is no guarantee of approval of the same product in Europe, either at all or within the same timescale as approval may be granted in the United States. The process entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the EMA, or the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by the EMA or these authorities before the product can be marketed and sold in Europe.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the EU Member States. Under this system, an applicant must obtain approval from the national competent authority, or NCA, of an EU Member State in which the clinical trial is to be conducted, or in multiple Member States if the clinical trial is to be conducted in a number of Member States. Furthermore, the applicant may only start a clinical trial at a specific study site after the ethics committee, or EC, has issued a favorable opinion in relation to the clinical trial. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the relevant EU Member States, and further detailed in applicable guidance documents. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation, which will be directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the new Clinical Trials Regulation, through an independent audit, which is currently expected to occur in December 2021.

Marketing Authorization

To obtain a marketing authorization for a product in the EEA (comprising the EU Member States plus Iceland, Norway and Liechtenstein), an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EEA Member States(decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EEA. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EEA, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EEA Member States. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, or ATMPs, and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer, HIV or AIDS, diabetes, auto-immune and other immune dysfunctions and viral diseases. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of other diseases, or where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation or for which a centralized process is in the interest of patients at an EU level.

Specifically, the grant of marketing authorization in the EEA for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No 1394/2007 on ATMPs, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the Committee for Advanced Therapies, or CAT, at EMA, which conducts a scientific assessment of the MAA and provides an opinion regarding the MAA for an ATMP. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

The Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for issuing a final opinion on whether an ATMP meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk profile. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion, together with supporting documentation, to the European Commission, who make the final decision to grant a marketing authorization. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time frame of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Now that the U.K. (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the U.K. medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

PRIME scheme

The EMA now offers a scheme to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist, by, amongst other things, offeringearly dialogue with, and regulatory support from, the EMA. The scheme is intended to stimulate innovation, optimize development and enable accelerated assessment of PRIority Medicines, or PRIME, by building upon the scientific advice scheme and accelerated assessment procedure offered by EMA. The scheme is voluntary and eligibility criteria must be met for a medicine to qualify for PRIME.

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial marketing authorization application through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (meaning there is no satisfactory method of diagnosis, prevention or treatment in the EEA or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development, and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address, to a significant extent, an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

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

Regulatory Data Protection in the EEA

In the EEA, innovate medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity pursuant to Regulation

(EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an MAA with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A centralized marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing Member State. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EEA market (in the case of the centralized procedure), or on the market of the authorizing Member State, within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the EU, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including advertising directed toward the prescribers of drugs, are strictly regulated in the EU under Directive 2001/83/EC, as amended, and the relevant national implementing legislation in the Member States. The advertising of prescription-only medicines to the general public is not permitted in the EU.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (i) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EEA when the application is made, or (ii) a life-threatening or chronically debilitating condition and that without incentives it is unlikely that the marketing of the drug in the EEA would generate sufficient return to justify the necessary investment in its development. For either of these conditions (i) and (ii), the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EEA or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the ability to apply for a centralized EEA-wide marketing authorization. The grant of a marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the European Commission nor the Member States can accept an application or grant a marketing authorization in respect of a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity. There are a few limited of derogations from the ten-year period of market exclusivity pursuant to which the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication, which are:

•

where the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior;

•	where the marketing authorization holder consent to the second orphan medicinal product application; or
•	where the marketing authorization holder cannot supply enough orphan medicinal product.

For other markets in which we might in the future seek to obtain marketing approval for the commercialization of products, there are other health regulatory regimes for seeking approval, and we would need to ensure ongoing compliance with applicable health regulatory procedures and standards, as well as other governing laws and regulations for each applicable jurisdiction.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the U.K. voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, and the U.K. formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the U.K. This transition period ended on December 31, 2020. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K., as U.K. legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact the regulatory regime in the U.K. in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the U.K.’s regulatory position on medicinal products evolves over time.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such product candidates. Factors a payor considers in determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

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

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value made by that entity to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires certain manufacturers and applicable group purchasing organizations to report ownership and investment interests held by physicians or their immediate family members, effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

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

Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. These changes are effective as of January 19, 2021, but some are already subject to legal challenges by industry groups. We are uncertain at this time what effect these changes may have on our business.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and pursuant to subsequent legislation, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2021 due to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19. Proposed legislation, if passed, would extend this suspension until the end of the COVID-19 pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

Employees

As of December 31, 2020, we had 410 full-time employees. No employees were represented by labor unions or subject to collective bargaining agreements. The majority of employees were based in Cambridge, MA with additional employees based in Mission Bay, California, Switzerland and the United Kingdom. 113 employees held Ph.D., Pharm. D., or M.D. degrees. 354 engaged primarily in research and development or technical operations, and 56 engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support. We consider our employee relations to be good.

Our human capital resource priorities include attracting, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our competitive equity and cash compensation and benefits programs are to attract, retain, and reward new and existing employees. We consider our human capital resources strategy to be comprehensive, and we foster a strong relationship with and among our employees with ongoing efforts such as employee surveys, training and development programs, and other programs built around our core way of working: collaborative, undaunted, entrepreneurial, and results-oriented. We plan to continue to evolve and add to our suite of human capital resources as we grow.

Information Available on the Internet

Investors and others should note that we announce material information to our investors using our investor relations website (https://crisprtx.gcs-web.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to Our Financial Position and Need for Additional Capital

We Have Incurred Significant Operating Losses Since Our Inception And Anticipate That We Will Incur Continued Losses For The Foreseeable Future.

We have funded our operations through public and private offerings of our equity securities, private placements of our preferred shares, convertible loans and collaboration agreements with strategic partners. With the exception of the year ended December 31, 2019 where we generated net income of $66.9 million, we have incurred significant net operating losses each year since our inception, including a loss of $348.9 million for the year ended December 31, 2020 and a loss of $165.0 million for the year ended December 31, 2018. As of December 31, 2020 and 2019, we had an accumulated deficit of $573.6 million and $224.7 million, respectively. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•	continue our clinical trials for our various programs;
•	continue our current research programs and our preclinical and clinical development of product candidates;
•	seek to identify additional research programs and additional product candidates;
•	conduct IND supporting preclinical studies and initiate clinical trials for our product candidates;
•	initiate preclinical studies and clinical trials for any other product candidates we identify and choose to develop;
•	expand, maintain, enforce and/or defend our intellectual property estate;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	further develop our gene-editing technology;
•	hire additional clinical, quality control and scientific personnel;
•	establish, expand or contract for manufacturing capabilities;
•	add operational, financial and management information systems and personnel, including personnel to support our product candidate development;
•	acquire or in-license other technologies; and,
•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing gene-editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. For example, while we were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and our gain resulting from the consolidation of Casebia, we did not sustain this profitability for the year ended December 31, 2020 and we do not expect to be profitable in future years.

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

As of December 31, 2020, and 2019, we had cash, cash equivalents and marketable securities of approximately $1,690.3 million and $943.8 million, respectively. With our cash, cash equivalents and marketable securities on hand as of December 31, 2020, we expect cash, cash equivalents and marketable securities to be sufficient to fund our current operating plan through at least the next 24 months.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our Ability To Use Tax Loss Carryforwards In Switzerland May Be Limited.

Under Swiss law, we are entitled to carry forward losses we incur for a period of seven years and we can offset future profits, if any, against such losses. Tax losses are only finally assessed by the tax authorities when offset with taxable profit (which will not be the case if we are loss making). If not used, these tax losses will expire seven years after the year in which they occurred. Due to our limited income, there is a high risk that the tax loss carry forwards will expire partly or entirely and as a result they would not be applied to reduce future cash tax payments.

As of January 1, 2020, the Canton of Zug introduced its new law on the Swiss corporate tax reform. According to this new law, the ordinary effective corporate income tax rate amount was reduced to 11.91% (federal, cantonal and communal) in 2020 and will potentially be reduced slightly to 11.85% in 2021 (subject to confirmation in a public vote followed by a referendum).

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

CRISPR/Cas9 gene-editing technology is relatively new, and no products based on CRISPR/Cas9 or other similar gene-editing technologies have been approved in the United States or the EU and only a limited number of clinical trials of product candidates based on gene-editing technologies have been commenced. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. For example, because we have only very limited data from clinical trials in CTX001 and CTX110, we have not yet been able to fully assess safety in humans. In addition, because we have only recently commenced clinical trials for certain of our other product candidates, we have not yet been able to assess safety in humans. There may be long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, testing of our product candidates in animal models may not be predictive of the results we observe in human clinical trials of our product candidates for either safety or efficacy. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene-editing technology, or any similar or competitive gene-editing technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our gene-editing technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Regulatory requirements in the United States and in other jurisdictions governing gene therapy products have changed frequently and may continue to change in the future. In January 2020, the FDA issued several new guidance documents on gene therapy products. The FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. In addition to the government regulators, the IBC and IRB of each institution at which we conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

If Any Of The Product Candidates We May Develop Or Administration Process We Rely On Cause Undesirable Side Effects, It Could Delay Or Prevent Their Regulatory Approval, Limit The Commercial Potential Or Result In Significant Negative Consequences Following Any Potential Marketing Approval.

Product candidates we may develop may be associated with undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events, including death, off-target cuts of DNA, or the introduction of cuts in DNA at locations other than the target sequence. These off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element.

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

In addition to serious adverse events or side effects caused by any product candidate we may develop, the administration process or related procedures also can cause undesirable side effects. Patients who enroll in our CTX001 clinical trials have their own CRISPR/Cas9 edited-hematopoietic stem and progenitor cells, CTX001, infused back into the patient as part of a stem cell transplant, a process which involves, among other things, a patient being treated with myeloablative busulfan conditioning. Patients undergoing stem cell transplants may also encounter side effects (ranging from mild to severe) that are unrelated to the administration of CTX001. Patients who enroll in our immunotherapy trials undergo a lymphodepletion regimen, which generally includes fludarabine and cyclophosphamide that may cause serious adverse events. Because these regimens will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of certain infections that may be unable to be cleared by the patient and could ultimately lead to death. Any side effects may not be appropriately recognized or managed by the treating medical staff. We or our collaborators expect to have to educate medical personnel using any product candidates we may develop to understand the side effect profiles for our clinical trials and upon any commercialization of such product candidates. Inadequate recognition or management of the potential side effects of such product candidates could result in patient injury or death.

If any undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events occur, our clinical trials or commercial distribution of any product candidates or products we develop alone or with collaborators could be suspended or terminated, and our business and reputation could suffer substantial harm.

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

Moreover, gene therapy product candidates investigated by other parties have resulted in serious adverse events, including deaths, and it is possible that the FDA or other regulatory authorities could impose a clinical hold on clinical trials of our product candidates after becoming aware of adverse events with products or product candidates in the same class as our product candidates.

Any of these events could prevent us from achieving or maintaining market acceptance of our gene-editing technology and any product candidates we may identify and develop and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our Engineered Allogeneic T cell Product Candidates Represent A Novel Approach To Cancer Treatment That Creates Significant Challenges For Us.

For our immuno-oncology programs, we are developing a pipeline of allogeneic T cell product candidates (which currently includes CTX110, CTX120 and CTX130) that are engineered from healthy donor T cells to express chimeric antigen receptors, or CARs, and are intended for use in any patient with certain cancers. Unlike for autologous CAR-T therapies, for allogeneic CAR-T therapies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized allogeneic CAR-T product candidates challenging and makes the development and commercialization pathway of those product candidates uncertain.

We have developed screening processes designed to enhance the quality and consistency of T cells used in the manufacture of our CAR-T cell product candidates, but our screening process may fail to identify suitable donor material and we may discover failures with the material after production. We may also have to update our specifications for new risks that may emerge, such as to screen for new viruses.

We have strict specifications for donor material, which include specifications required by regulatory authorities. If we are unable to identify and obtain donor material that satisfy specifications, agree with regulatory authorities on appropriate specifications, or address variability in donor T cells, there may be inconsistencies in the product candidates we produce or we may be unable to initiate or continue ongoing clinical trials on the timelines we expect, which could harm our reputation and adversely impact our business and prospects.

In addition, approved autologous CAR-T therapies and those under development have shown frequent rates of cytokine release syndrome, neurotoxicity, serious infections, prolonged cytopenia and hypogammaglobulinemia, and other serious adverse events that have resulted in patient deaths. We expect similar adverse events for our allogeneic CAR-T product candidates. Moreover, patients eligible for allogeneic CAR-T cell therapies but ineligible for autologous CAR-T cell therapies due to aggressive cancer and inability to wait for autologous CAR-T cell therapies may be at greater risk for complications and death from therapy. Our allogeneic CAR-T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as graft versus host disease, or GvHD, or infusion reactions. GvHD results when allogeneic T cells start recognizing the patient’s normal tissue as foreign.

We have designed our CRISPR/Cas9 gene-editing technology to eliminate the T cell receptor from the healthy donor T cells to reduce the risk of GvHD from the product candidate, as well as to remove the class I major histocompatibility complex from the cell surface in order to limit the patient’s immune system from attacking the allogeneic T cells and to improve the persistence of the CAR-T cells. However, the gene-editing of our product candidates may not be successful in limiting the risk of GvHD or premature rejection by the patient. In addition, results of our immuno-oncology clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If significant GvHD or other adverse events are observed with the administration of our product candidates, or if any of the product candidates is viewed as less safe or effective than autologous therapies or other allogenic therapies, our ability to develop other allogeneic therapies may be adversely affected.

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

Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;
•	size of the patient population and process for identifying subjects;
•	design of the trial protocol;
•	availability of eligible prospective patients that are otherwise eligible patients for competitive clinical trials;
•	availability and efficacy of approved medications for the disease under investigation;
•	availability of genetic testing for potential patients;
•	ability to obtain and maintain subject consent;
•	risk that enrolled subjects will drop out before completion of the trial;
•	eligibility and exclusion criteria for the trial in question;
•	perceived risks and benefits of the product candidate under trial;
•	perceived risks and benefits of gene editing and cellular therapies as therapeutic approaches;

•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
•	the coronavirus pandemic.

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

Our Business May Be Adversely Affected By The Ongoing Coronavirus Pandemic.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, beginning in late 2019, the outbreak of coronavirus has evolved into a global pandemic. As of late March 2020, the coronavirus had spread to most regions of the world. Since March 2020, we have been evaluating the actual and potential business impacts related to the coronavirus pandemic.

As a result of the coronavirus pandemic, we have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business, operations, and/or associated timelines, including:

•

We are conducting a number of clinical trials for product candidates in the fields of severe hemoglobinopathies and immuno-oncology in geographies which are affected by the coronavirus pandemic. We believe that the coronavirus pandemic has had, and will likely continue to have, an impact on various aspects of our clinical trials. For example, with respect to our CTX001 clinical trials for severe hemoglobinopathies (specifically, transfusion-dependent beta thalassemia and severe sickle cell disease), since ICU beds and related healthcare resources were significantly constrained we elected to pause patient dosing in the early stages of the pandemic and may elect to pause patient dosing in certain of our trials again if ICU beds and related healthcare resources become significantly constrained again or governmental authorities impose additional business or travel restrictions. And, for example, with respect to our immuno-oncology clinical trials, investigators may not want to take the risk of exposing cancer patients to the coronavirus since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, or other reasons related to the coronavirus pandemic. The FDA recently published guidance on manufacturing investigational cellular and gene therapy products during the COVID-19 pandemic and provided risk-based recommendations to minimize potential transmission of the coronavirus to patients and facility personnel. The FDA expects manufacturers to evaluate whether the coronavirus poses new risks in the context of their specific products, facilities, processes, and manufacturing controls, and identify and mitigate factors that may allow for transmission of the coronavirus to patients and facility personnel and include a description of the risk assessment and mitigation strategies in any IND and BLA. If the coronavirus pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•

We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, ship investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. Certain of our third-party manufacturers and suppliers paused their operations in the early stages of the pandemic, and some have paused their operations again as additional waves of the coronavirus pandemic have impacted local communities. Other of our third-party manufacturers and suppliers have otherwise encountered delays in providing their services. As a result, we may not be able to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain current clinical and pre-clinical timelines. In addition, if additional third parties in our supply chain for materials are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted in other ways, further limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

•

As we gradually return to work in accordance with state and local regulations, we maintain temporary work-from-home procedures for all employees other than for those personnel and contractors who perform essential activities that must be completed on-site. If negative developments relating to the coronavirus pandemic continue, including a continued so-called “resurgence” or additional “waves” were to occur, we may be required to restrict on-site staff at our offices and laboratories again. For example, in March 2020, we closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time or as frequently as needed as a result of restrictions for on-site staff and reduced access to our offices and the possibility that governmental authorities further modify current restrictions now, or in the future, if additional waves of coronavirus infections were to occur. As a result, this could delay timely completion of preclinical activities, including completing IND/CTA-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for other of our development programs. In addition, when we re-open our facilities, we could encounter delays in connection with implementing precautionary measures to mitigate the risk of exposing our facilities and employees to the coronavirus (for example, implementing screening procedures or procuring appropriate non-medical personal protective equipment for use while in our facilities) or otherwise in connection with addressing an actual or potential exposure to the coronavirus (for example, temporarily closing all or a portion of a facility or disinfecting all or a portion of a facility that may have been exposed to the coronavirus).

•

Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold with the FDA announcing plans in July 2020 to resume prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.

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

The coronavirus pandemic continues to rapidly evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the coronavirus and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

Positive Results From Early Preclinical Studies Or Preliminary Results from Clinical Trials Of Our Product Candidates Are Not Necessarily Predictive Of The Results Of Later Preclinical Studies And Any Future Clinical Trials Of Our Product Candidates. If We Cannot Replicate The Positive Results From Our Earlier Preclinical Studies Of Our Product Candidates In Our Later Preclinical Studies, Clinical Trials And Future Clinical Trials, We May Be Unable To Successfully Develop, Obtain Regulatory Approval For And Commercialize Our Product Candidates.

Any positive results from our preclinical studies or preliminary results from our clinical trials of our product candidates may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Preliminary, interim and top-line data from our clinical trials may change as more patient data become available. Preliminary, interim or top-line data from our clinical trials are not necessarily predictive of final results. Interim, top-line and preliminary data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects. Moreover, preliminary, interim and top-line data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned preclinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

We have obtained and may seek Fast Track Designation for some of our product candidates. For instance, CTX001 has been granted Fast Track Designation by the FDA for the treatment of TDT and SCD and CTX120 has been granted Fast Track Designation by the FDA for the treatment of relapsed or refractory multiple myeloma. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure you that the FDA would decide to grant it.

Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product's marketing application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA's time period goal for reviewing an application does not begin until the last section of the application is submitted. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA's priority review procedures.

We have obtained and may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for some of our product candidates. For instance, CTX001 has been granted RMAT designation by the FDA for the treatment of TDT and SCD. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for other of our product candidates. RMAT designation does not change the FDA's standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

We have obtained and may seek orphan drug designation, or ODD, from the European Commission for some of our product candidates. For instance, CTX001 has been granted ODD by the European Commission for the treatment of TDT and SCD. An ODD provides a number of benefits, including fee reductions, regulatory assistance, and the ability to apply for a centralized EU marketing authorization. The grant of a marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the European Commission nor the member states can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product.” However, the market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for ODD because, for example, the product is sufficiently profitable not to justify market exclusivity. There are also a few limited derogations from the ten-year period of market exclusivity pursuant to which the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication, including where the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior. There is no assurance that we will be able to obtain ODD for other of our other product candidates. ODD does not change the standards for product approval, and there is no assurance that such designation will result in expedited review or approval.

Finally, we have obtained and may seek to qualify our product candidates under the PRIority MEdicines, or PRIME, scheme from the EMA. For instance, CTX001 has been granted PRIME designation for the treatment of SCD. The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial marketing authorization application through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. There is no assurance that we will be able to obtain PRIME qualification for other of our product candidates. PRIME does not change the standards for product approval, and there is no assurance that such qualification will result in expedited review or approval. Moreover, where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Gene-Editing Products Are Novel And May Be Complex And Difficult To Manufacture. We Could Experience Manufacturing Problems That Result In Delays In The Development Or Commercialization Of Our Product Candidates Or Otherwise Harm Our Business.

The manufacturing process used to produce CRISPR/Cas9-based product candidates may be complex, as they are novel and have not been validated for clinical and commercial production. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, including the coronavirus pandemic, disruption in utility services, human error or disruptions in the operations of our suppliers. For additional information regarding the impact of the coronavirus pandemic, please see “Risk Factor— Our Business May Be Adversely Affected By The Ongoing Coronavirus Pandemic.”

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

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In hemoglobinopathies, these companies include Acceleron Pharma, Aruvant Therapeutics, Beam Therapeutics, bluebird bio, Editas Medicine, Global Blood Therapeutics, Novartis Pharmaceuticals and Sangamo Therapeutics. In immuno-oncology, these companies include Allogene Therapeutics, bluebird bio, Bristol Myers Squibb, Cellectis, Fate Therapeutics, Gilead Sciences, Novartis Pharmaceuticals, Poseida Therapeutics and Precision BioSciences. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Sana Biotechnology and Semma Therapeutics (acquired by Vertex in 2019). In in vivo, these companies include Editas Medicine, Intellia Therapeutics, Sarepta Therapeutics, Ultragenyx and Verve Therapeutics.

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

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have broader acceptance and higher rates of reimbursement by third-party payors or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.

If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing, gene therapy, and cell therapy products. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment, and product sales. In addition, due to the intense research and development taking place in the gene-editing field, including by us and our competitors, the intellectual property landscape is in flux and highly competitive. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third-party, intellectual property and proprietary rights in the future.

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

For some programs, we will depend on third-party collaborators and strategic partners to design and conduct our clinical trials, and for any approved products, the commercialization of such products. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraw support for our programs or proposed products or otherwise impair their development or commercialization, our business could be negatively affected. For example, in October 2015, we entered into the 2015 Collaboration Agreement with Vertex to research, develop and commercialize new treatments aimed at the underlying genetic causes of human diseases, including beta thalassemia and sickle cell. In December 2017, we entered into the JDA with Vertex initially for the development and commercialization of CTX001 for beta thalassemia and sickle cell disease. In June 2019, we entered into the 2019 Collaboration Agreement with Vertex to develop and commercialize products for the treatment DMD and DM1.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on outside vendors to manufacture supplies and process our product candidates in connection with any clinical trial we undertake of such product candidates. While we announced that we are building a cell therapy manufacturing facility for clinical and commercial production of our investigational cell therapy product candidates in Framingham, Massachusetts, this facility is not yet operational and we can provide no assurances that we will be able to build out our internal manufacturing capacity. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

The facilities used to manufacture our product candidates must be approved by the FDA, or other health regulatory agencies in other jurisdictions, pursuant to inspections that will be conducted after we submit an application to the FDA or other health regulatory agencies. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable health regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, if our contract manufacturers are unable to timely perform or become distracted as a result of actions taken by the FDA or a comparable health regulatory authority or as a result of the coronavirus pandemic, we may experience manufacturing delays or may need to find alternative manufacturing facilities, which in each case, would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is also governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the U.K. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the EU.

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

As of December 31, 2020, we had 410 full-time employees and we expect to continue to increase our number of employees and the scope of our operations in 2021 and beyond as we seek to advance development and if successful, commercialization, of our product candidates. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a Member State of the EU on January 31, 2020. The implementation period began February 1, 2020 and continued until December 31, 2020, during which the U.K.

continued to follow all of the EU’s rules, the EU’s pharmaceutical law remained applicable to the U,K, and the U.K.’s trading relationship remained the same. The U.K. and the EU have signed a EU-U.K. Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. This agreement provides details on how some aspects of the U.K. and EU’s relationship will operate going forwards however there are still many uncertainties. How the TCA will take effect in practice is also still unknown. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.

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

These developments may have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. In addition, if other EU member states pursue withdrawal, barrier-free access between the U.K. and other EU member states or among the European Economic Area overall could be diminished or eliminated.

Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the U.K’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities (including, without limitation, clinical activities for CTX001) in the U.K. In addition to the foregoing, our U.K. operations support our current and future operations and clinical activities (including, without limitation, clinical activities for CTX001) in other countries in the EU and European Economic Area, or EEA, and these operations and clinical activities could be disrupted by Brexit.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Now that the U.K. has left the EU, the U.K. will lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K, as U.K. legislation can now diverge from EU legislation. For instance, Great Britain will now no longer be covered by the centralized procedures for obtaining EEA-wide marketing and manufacturing authorizations from the EMA (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland) and a separate process for authorization of drug products will be required in Great Britain, resulting in an authorization covering the United Kingdom or Great Britain only. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the U.K. in the long-term. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business. Even prior to any change to the U.K’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our common shares.

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

Our success depends in large part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other jurisdictions with respect to our CRISPR/Cas9 platform technology and any proprietary product candidates and technology we develop. We rely upon a combination of intellectual property rights, including patent rights, trade secret protection and confidentiality agreements to protect the intellectual property related to our gene-editing technology and product candidates. Presently we have rights to certain intellectual property, through licenses from third parties and under patent rights that we own, to develop our gene-editing technology and/or product candidates. For example, through our 2014 exclusive license with Dr. Charpentier, we exclusively license certain rights to a worldwide patent portfolio, including more than fifty (50) granted or allowed patents, as well as pending patent applications, which covers various aspects of our genome editing platform technology, including, for example, compositions of matter, including additional CRISPR/TRACR/Cas9 complexes, and methods of use, including their use in targeting or cutting DNA. We refer to this worldwide patent portfolio as the “Patent Portfolio”. In addition, we have filed numerous patent applications covering our product candidates.

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

However, the strength of patents in the biotechnology and pharmaceutical field generally, and the genome-editing field in particular, involves complex legal and scientific questions and can be uncertain and we cannot offer any assurances about which, if any, patent rights that we own or in-license will issue, the breadth of any such patent rights or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. For example, the scope of patent protection that will be available to us in the United States and in other countries is uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our intellectual property, obtain, maintain, defend and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and in-licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors, or if any such patents will be found invalid, unenforceable or not infringed if challenged by our competitors.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our gene-editing technology and/or product candidates. It is possible that we have failed to identify relevant third-party patents or applications.  Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with any degree of certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, there is no assurance that all of the potentially relevant prior art relating to our owned and in-licensed patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application.

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

Additionally, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and in other jurisdictions. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. See Risk Factor - Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts for more information. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to practice the invention or stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Competitors may also claim that they invented the inventions claimed in such issued patents or patent applications prior to our inventors, or may have filed patent applications before our inventors did. A competitor may also claim that our products and technology infringe its patents and that we therefore cannot practice our technology as claimed under our patent applications, if issued. An adverse determination in any such claim may result in our inability to manufacture or commercialize products without infringing third-party patent rights. Competitors may also contest our patents, if issued, by showing that the invention was not patent-eligible, was not novel, was obvious or that the patent claims failed any other requirement for patentability. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights or allow third parties to commercialize our technology or products and compete directly with us, without payment to us.

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

Further, even if they are unchallenged, our owned and in-licensed patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold is threatened, this could dissuade companies from collaborating with us to develop, and could threaten our ability to commercialize, product candidates. Consequently, we do not know whether any of our genome-editing platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. For example, we are aware that third parties have suggested the use of the CRISPR technology in conjunction with a protein other than Cas9. Our owned and in-licensed patents may not cover such technology. If our competitors commercialize the CRISPR technology in conjunction with a protein other than Cas9, our business, financial condition, results of operations, and prospects could be materially adversely affected. Further, if we encounter delays in our clinical trials, the period of time during which we could market product candidates under patent protection would be reduced.

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

Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business. Our pending and future patent applications or the patent applications that we obtain rights to through in-licensing arrangements may not result in patents being issued which protect our technology or future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Third-party Claims Of Intellectual Property Infringement Against Us, Our Licensors Or Our Collaborators May Prevent Or Delay Our Product Discovery and Development Efforts.

Our commercial success depends in part on our avoiding infringement of the valid patents and proprietary rights of third parties.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As industry, government, academia and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. We cannot guarantee that our technology, future product candidates or the use of such product candidates do not infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and commercialize our product candidates, may differ by country.

Third parties may assert that we infringe their patents or that we are otherwise employing their proprietary technology without authorization, and may sue us. There may be third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover product candidates we discover and develop. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies or the manufacture, use or sale of our product candidates infringes upon these patents. If any such third-party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

Third-party Claims Of Intellectual Property May Prevent Or Delay Our Product Discovery and Development Efforts.

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or license from them or others. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates. Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to, or the correct inventorship of, our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation, interference or derivation proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees.

For example, third parties could assert that we do not have rights to certain CRISPR/Cas9 technologies, or could assert and have asserted in the past, that the CVC Group does not have rights to certain CRISPR/Cas9 technologies, including inventorship and ownership rights to some of the CVC Group’s patents, or that such rights are limited.

Specifically, the Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College, which we refer to individually and collectively as the “Broad” owns a patent family that includes issued patents in the United States and Europe that claim certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells. In January 2016, the USPTO declared an interference (Interference No. 106,048, or ’048 interference) between one of the then pending U.S. patent applications (now issued as U.S. Patent No. 10,266,850) included in the Patent Portfolio and twelve issued U.S. patents owned jointly by the Broad to determine which set of inventors invented first and, thus, is entitled to patents on the invention in the United States. The PTAB concluded that the declared interference should be discontinued because the involved claim sets were considered patentably distinct from each other. Following appeal by the CVC Group, on September 10, 2018, the Federal Circuit affirmed the PTAB’s decision to terminate the interference proceeding without determining which inventors actually invented the use of the CRISPR/Cas9 genome editing technology in eukaryotic cells.

Further, in June 2019, the USPTO declared another interference (Interference No. 106,115, or ‘115 interference) between fourteen (14) pending U.S. patent applications co-owned by the CVC Group and thirteen (13) patents and a patent application co-owned by the Broad. The Broad patents include those that were the subject of the ’048 interference. In September 2020, the PTAB issued an order that, among other matters, advanced the proceeding to the priority phase, where both the CVC Group, which will have the burden of proof, and the Broad will present their respective evidence seeking to prove that they, invented first. This interference is ongoing and will remain pending through the PTAB’s judgment on priority-of-invention. The PTAB’s judgment may be appealed to the Federal Circuit.

In addition to the Broad, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the CVC Group application was filed and allege (or may allege) that they invented one or more of the inventions claimed by the CVC Group before the CVC Group. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the CVC Group application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. For example, in December 2020, the USPTO declared an interference (Interference No. 106,127, or ‘127 interference) between a ToolGen patent application that claims certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same fourteen pending U.S. patent applications co-owned by the CVC Group that are involved in the ’115 interference. This interference is ongoing and will remain pending through the PTAB’s judgment on priority-of-invention. The PTAB’s judgment may be appealed to the Federal Circuit.

Each of the CVC Group, the Broad, ToolGen, Vilnius University, MilliporeSigma and Harvard University can pursue existing or new patent applications in the United States and elsewhere. Because the CVC Group and these other third parties all allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit DNA in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios.

Going forward, the USPTO could declare new interferences with the CVC Group, or us individually, related to the uses of the CRISPR/Cas9 technologies. Furthermore, we and the CVC Group continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the United States. Certain of the claims being prosecuted by the CVC Group and us, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by third parties, including those listed above. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from a patent or patent application within the Patent Portfolio or our portfolio of patents, the USPTO could declare other interference proceedings to determine the first inventor of such claims. We cannot be certain which of these results, if any, will actually occur. If there are additional interferences, either party to the interference could again appeal an adverse decision to the Federal Circuit. Additionally, any of the CVC Group’s existing or new patents or our existing or new patents could be the subject of other challenges to their validity or enforceability. The effects that any such results may have on us and our intellectual property position are currently unknown.

If any third-party were to succeed in its interference and prevail in their inventorship claims or obtain patent claims that cover our product candidates or related activities through these various legal proceedings, such party could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Third parties asserting their patent rights against us may seek and obtain injunctive or other equitable relief, which could effectively limit or block our ability to further develop and commercialize our product candidates. If we are found to infringe a third-party’s valid intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology, or avoid or invalidate such third party’s intellectual property. These third parties would be under no obligation to grant to us any such license and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we and our partners may need to cease the practice of our core gene editing, and the development, manufacture, and commercialization of one or more of the product candidates we may develop. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing one or more of our product candidates, force us to redesign our infringing products or force us to cease some or all of our business operations, any of which could materially harm our business and could prevent us from further developing and commercializing our proposed future product candidates thereby causing us significant harm. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation.

In any case, it may be years before there is a final determination on priority. Pursuant to the terms of the license agreement with Dr. Charpentier, we are responsible for covering or reimbursing Dr. Charpentier’s patent prosecution, defense and related costs associated with our in-licensed technology.

Third-party owned IP relating to CRISPR/Cas9 or other related technologies necessary to develop, manufacture and commercialize viable CRISPR/Cas9 therapeutics – such as compositions of the products or components, methods of treatment, delivery technologies, chemical modifications, and analytical and manufacturing methods – could adversely impact our ability to ultimately market and sell products. Third parties may own intellectual property, including patents, that cover all or aspects of our technologies and potential products, and may be necessary for us to develop or commercialize viable products. If we are unable to successfully license, avoid or challenge such third-party intellectual property, we may not be able to develop and commercialize viable products in all or certain jurisdictions. In addition, if the intellectual property covering our products or technologies that we own or license were to be legally impaired or lost, we may be unable to realize sufficient financial returns to support the development or commercialization of our products.

Further, third parties routinely file international counterparts of their U.S. applications, some of which have been granted or could in the future be granted in Europe and/or other non-U.S. jurisdictions. We, as well as other parties have initiated opposition proceedings against some of these grants, and we may in the future oppose other grants to these or other applicants. Similarly, our intellectual property is and may in the future become involved in opposition proceedings in Europe or other jurisdictions. These oppositions could lead to the revocation of the patents in whole or in part, or could lead to the claims being narrowed in a way that could impair or preclude our ability to enforce the patents against competitors in Europe. For example, in February 2018, several parties filed oppositions in the European Patent Office to the grant of our first in-licensed European patent. Later in 2018 and in 2019, several parties filed oppositions in the European Patent Office to the grant of both our second and third in-licensed European patent. In early 2020, the European Patent Office upheld our first in-licensed European patent in amended form. Opposition proceedings can lead to the revocation of a patent in its entirety; the maintenance of the patent as granted, or the maintenance of a patent in amended form. Opposition proceedings typically take years to resolve, including the time taken by appeals that can be filed by any of the parties. We cannot guarantee the outcome of the oppositions to our in-licensed European patent, and an adverse result could preclude us from enforcing our rights in Europe against third parties.

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

In the United States, each co-owner has the freedom to license and exploit the technology. As a result, we do not have exclusive access to any intellectual property rights that Dr. Charpentier co-owns with another entity, such as California and Vienna. Our license with Dr. Charpentier is therefore non-exclusive with respect to such co-owned rights. Furthermore, in the United States each co-owner is required to be joined as a party to any claim or action we may wish to bring to enforce those patent rights. Moreover, in the United States, non-exclusive licenses have no standing to bring a patent infringement action before a court. Therefore, for the patents owned with California and Vienna we have no ability to pursue third party infringement claims without cooperation of California and Vienna and potentially their licensees. Although we have entered into the IMA with Vienna and California and their licensees, which provides for, among other things, notice of and coordination in the event of third-party infringement of the patent rights within the Patent Portfolio, there can be no assurance that Vienna and California will cooperate with us in any future infringement. If we are unable to enforce our core patent rights licensed from Dr. Charpentier, we may be unable to prevent third parties from competing with us and may be unable to persuade companies to sublicense our technology, either of which could have a material adverse effect on our business.

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

We license the intellectual property that covers our gene-editing technology from a third party, and we expect to continue to in-license additional third-party intellectual property rights as we expand our gene-editing technology. Disputes may arise with the third parties from whom we license our intellectual property rights from for a variety of reasons, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on, or derive from, intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships and obligations associated with sublicensing;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

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

We May Not Be Successful In Obtaining Or Maintaining Necessary Rights To Any Product Candidates or Other Technologies We May Develop Through Acquisitions And In-Licenses.

We currently have rights to intellectual property, through in-licenses from third parties, to identify and develop product candidates, as well as use other technologies. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of gene-editing technology and filing patent applications potentially relevant to our business. For example, we are aware of several third-party patent applications that, if issued, may be construed to cover our gene-editing technology and product candidates. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain modified or improved components of gene-editing technology, such as modified nucleic acids, as well as non-CRISPR/Cas9 technologies such as delivery methods that we are evaluating for use with product candidates we may develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and gene-editing technology. The licensing or acquisition of third party intellectual property rights is a competitive area, and companies that may be more established, or have greater resources than we do may be pursuing strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates or technology that we may seek to acquire. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program, technology, or product candidate, or discontinue the practice of our core CRISPR/Cas9 gene-editing technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Issued Patents Covering Our Technology And Product Candidates Could Be Found Invalid Or Unenforceable If Challenged In Court or before the USPTO or comparable foreign authority.

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

Third parties have raised challenges to the validity of certain of our in-licensed patent applications, such as our in-licensed CRISPR/Cas9 patent applications in the context of third-party observations and oppositions filed in Europe and Australia, and may in the future raise similar claims related to our in-licensed and owned patent applications and patents before administrative bodies in the United States or in other jurisdictions, even outside the context of litigation. Mechanisms for challenging the validity of patents in patent offices include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in non-U.S. jurisdictions (e.g., opposition proceedings). Such proceedings could – after exhausting available appeals – result in the loss of our patent applications or patents, or their narrowing in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

If We Are Unable To Protect The Confidentiality Of Our Trade Secrets, Our Business And Competitive Position Would Be Harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary and confidential information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technology platform, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect proprietary information. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

We May Be Subject To Claims That Our Employees, Consultants, Or Advisors Have Wrongfully Used Or Disclosed Confidential Information Of Their Current Or Former Employers Or Other Third Parties Or Claims Asserting Ownership Of What We Regard As Our Own Intellectual Property.

Many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and employees.

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

Risks Related to The Ownership of Our Common Shares

We Incur Significant Costs As A Result Of Operating As A Public Company And Our Management Is Required To Devote Substantial Time To Compliance Initiatives And Corporate Governance Practices.

As a public company, we incur significant legal, accounting and other expenses. SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. Moreover, these requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In this regard, we incur substantial accounting expenses and expend significant management efforts.  Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or significant deficiencies. If we identify one or more material weaknesses, or significant deficiencies that we cannot remediate in a timely manner, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

The Market Price Of Our Common Shares Has Been Volatile and Fluctuate Substantially, Which Could Result In Substantial Losses For Shareholders.

Our share price has been, and in the future may be, subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our shares traded within a range of a high price of $181.42 and a low price of $11.63 per share for the period beginning on October 19, 2016, our first day of trading on the Nasdaq Global Market, through December 31, 2020. As a result of this volatility, our shareholders could incur substantial losses. In addition, the market price for our common shares may be influenced by many factors, including:

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

The holdings of our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, together with their affiliates and related persons, represent beneficial ownership, in the aggregate, of approximately 26.3% of our common shares, based on the number of common shares outstanding as of February 11, 2021. As a result, these shareholders, if they choose to act together, will be able to influence our management and affairs and the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.

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

Provisions in our articles of association may discourage, delay or prevent an acquisition of our Company or changes in the composition of our board of directors. Among other things, these provisions require the approval of at least two thirds of represented shares present or voting at a shareholder meeting for the removal of a member of our board of directors and to increase the maximum number of members of our board of directors; limit the accumulated voting rights of any person or entity to 15% of our registered share capital; limit the voting rights of an acquirer of more than 5% of our registered share capital in a transaction or series of transactions in which our board of directors did not provide for an exemption, which could prevent or delay a change in control of our Company; provide that the board of directors is authorized, subject to obtaining shareholder approval every two years, at any time during a maximum two‑year period, which under our current authorized share capital will expire on June 10, 2022, to issue a specified number of shares, which under our current authorized share capital is approximately eighteen percent of the share capital registered in the commercial register, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances; provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately twenty-nine percent of the share capital registered in the commercial register, without obtaining additional shareholder approval, (i) through the exercise of conversion and/or option rights granted in connection with bonds or similar instruments, including convertible debt instruments, and (ii) in connection with the exercise of options granted to employees or other service providers of the Company or any of its subsidiaries; and provide that a merger or demerger transaction requires the affirmative vote of at least two thirds of the shares represented at a shareholders’ meeting.

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

Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without additional shareholder approval. This authorization is limited to 50% of the existing registered share capital and must be renewed by the shareholders every two years. The authorized share capital approved by our shareholders will expire on June 10, 2022 and is limited to approximately eighteen percent of our registered share capital pursuant to the articles of association in force. Subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe to any new issuance of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, the payment of dividends and the cancellation of treasury shares must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

During our 2020 taxable year we believe that we had certain shareholders that were Ten Percent Shareholders for U.S. federal income tax purposes. However, our CFC status for the taxable year ending on December 31, 2020 and our current taxable year is unknown and we may be a CFC for the taxable year ending on December 31, 2020, our current taxable year or a following year. In addition, recent changes to the attribution rules relation to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. Furthermore, because of recent changes pursuant to the Tax Cuts and Jobs Act, it is possible that our non-United States subsidiaries will be CFCs for the current taxable year or a future taxable year even if we are not a CFC for such taxable year(s). U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Because it is possible we were a PFIC for the 2019 taxable year, we provided information necessary for our shareholders to make a qualified electing fund, or QEF, election with respect to us for the 2019 taxable year. We provided such information on our website (www.crisprtx.com). A U.S. holder that makes a QEF election with respect to our shares is required to include a pro rata share of our income on a current basis, whether or not we make distributions. For the 2019 taxable year, the amount of our ordinary earnings and net capital gain for purposes of the QEF inclusion rules was $40.5 million of ordinary earnings and $0 net capital gain, and we may have material amounts of ordinary earnings and/or net capital gain for purposes of the QEF inclusion rules in the 2020 taxable year or future taxable years. Although we have not yet determined whether we are a PFIC for the 2020 taxable year or the current taxable year, it is possible that we may be a PFIC for the 2020 taxable year and / or current taxable year as well. We will endeavor to provide to you, for each taxable year that we are or may be a PFIC, a PFIC Annual Information Statement containing information necessary for you to make a QEF election with respect to us. Alternatively, a U.S. holder may be able to make a mark-to-market election, assuming that our shares constitute “marketable” securities under the Code, which generally avoids the adverse consequences of PFIC status discussed above, but would require a U.S. holder to annually report as ordinary income any increase in value of our shares during the year (as well as generally allowing deductions for any decrease in the value of our shares).

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Zug, Switzerland pursuant to a real estate lease agreement with a term that renews every three months. Our U.S. headquarters are located at 610 Main Street, Cambridge, Massachusetts where we lease approximately 98,064 square feet of laboratory and office space under two separate subleases that expire in March 2024 and December 2026, respectively.  We have an option to extend the term of each of these subleases for five years if, at the time of expiration of the initial term, the sublessor does not intend to utilize the space for itself or its affiliates. A portion of this space was subject to a sub-sublease with a third party until December 2020.

In July 2020, the Company entered into a lease agreement for approximately 263,500 square feet of office and laboratory space in a to-be-constructed building in Boston, Massachusetts, or the 2020 Boston Lease. The 2020 Boston Lease is expected to commence in the first half of 2022. We intend for the new facility to be our new U.S. headquarters for research and development and plan to consolidate our various office and laboratory locations in the greater Boston area into this single location.

We also lease a building in Framingham, Massachusetts which will be used as a cell therapy manufacturing facility for clinical and commercial production of our investigational cell therapy product candidates and business offices elsewhere in Cambridge, Massachusetts, San Francisco, California and London, United Kingdom. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

In the ordinary course of business, we are from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, our intellectual property estate (including the Patent Portfolio), commercial arrangements and other matters.  Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office and the European Patent Office involving our intellectual property estate including the Patent Portfolio. The outcome of any of the foregoing, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities.  If we were unable to prevail in any such proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.  For further information regarding risks involving intellectual property estate including the Patent Portfolio, please see “Risk Factors—Risks Related to Intellectual Property” contained in Item 1A of this report.

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

The graph set forth below compares the cumulative total stockholder return on our shares between October 19, 2016 (the date of our initial public offering) and December 31, 2020, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on October 19, 2016 in our common shares, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 19, 2016 of $14.09 per share as the initial value of our common shares and not the initial offering price to the public of $14.00 per share. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of Total Return Among CRISPR Therapeutics AG, the NASDAQ Composite Index and the NASDAQ Biotechnology Index

Holders

As of February 11, 2021, we had approximately 8 holders of record of our common shares. This number does not include beneficial owners whose shares were held in street name.

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

	December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Collaboration revenue	$543	$289,590	$3,124	$40,997	$5,164
Grant revenue	176	—	—	—	—
Total revenue	719	289,590	3,124	40,997	5,164
Operating expenses:
Research and development	266,946	179,362	113,773	69,800	42,238
General and administrative	88,208	63,488	48,294	35,845	31,056
Total operating expenses	355,154	242,850	162,067	105,645	73,294
(Loss) income from operations	(354,435)	46,740	(158,943)	(64,648)	(68,130)
Other income (expense), net	6,379	20,566	(5,485)	(1,960)	45,412
Net (loss) income before income taxes	(348,056)	67,306	(164,428)	(66,608)	(22,718)
Provision for income taxes	(809)	(448)	(553)	(1,749)	(484)
Net (loss) income	(348,865)	66,858	(164,981)	(68,357)	(23,202)
Foreign currency translation adjustment	40	15	(22)	40	(18)
Unrealized loss on marketable securities	(130)	—	—	—	—
Comprehensive (loss) income	$(348,955)	66,873	(165,003)	$(68,317)	$(23,220)

Net (loss) income per common share — basic	$(5.29)	$1.23	$(3.44)	$(1.71)	$(1.89)
Basic weighted-average common shares outstanding	65,949,672	54,392,304	47,964,368	40,057,365	12,257,483
Net (loss) income per common share — diluted	$(5.29)	$1.17	$(3.44)	$(1.71)	$(1.89)
Diluted weighted-average common shares outstanding	65,949,672	56,932,798	47,964,368	40,057,365	12,257,483

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,690,333	$943,771	$456,649	$239,758	$315,520
Working capital	1,622,361	930,441	438,649	233,874	298,190
Total assets	1,827,966	1,066,752	489,016	271,346	344,962
Total shareholders' equity	1,664,234	939,425	392,195	187,832	232,846

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

Special Note About Coronavirus (COVID-19)

Since March 2020, we have been evaluating the actual and potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the coronavirus pandemic, we have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business operations, and/or associated timelines. As we gradually return to work in accordance with state and local regulations, we maintain temporary work-from-home procedures for all employees other than for those personnel and contractors who perform essential activities that must be completed on-site. If negative developments relating to the coronavirus pandemic continue, including as a result of a continued so-called “resurgence” or additional “waves” were to occur, we may be required to restrict on-site staff at our offices and laboratories again; with respect to our hemoglobinopathies clinical trials, we may elect to pause patient dosing in certain of our trials again if ICU beds and related healthcare resources become significantly constrained again or governmental authorities impose additional business or travel restrictions; with respect to our immuno-oncology clinical trials, investigators participating in our clinical trials may not want to take the risk of exposing cancer patients to the coronavirus since the dosing of patients is conducted within an in-patient setting; and certain aspects of our supply chain could be disrupted if our third party suppliers and manufacturers paused their operations again in response to such negative developments and/or as a result of national and local regulations. The ultimate impact of the coronavirus pandemic on our business operations remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely. Please refer to our Risk Factors in Part I, Item IA of this Annual Report on Form 10-K for a discussion of the risks related to the coronavirus pandemic.

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

We and Vertex are investigating CTX001 in an ongoing Phase 1/2 open-label clinical trial, CLIMB THAL-111, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT. In the fourth quarter of 2019, we expanded the TDT patient population for CTX001 to include beta zero/beta zero subtypes. The first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the trial opened for concurrent dosing. CLIMB THAL-111 is designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted Regenerative Medicine Advanced Therapy, or RMAT, designation, as well as Fast Track Designation and Rare Pediatric Disease designation by the U.S. Food Drug Administration, or FDA, for the treatment of TDT. Additionally, CTX001 for the treatment of TDT has received orphan drug designation, or ODD, by the FDA and European Commission. In the fourth quarter of 2020, we released updated clinical data from the first seven patients with TDT treated with CTX001 during the Scientific Plenary Session at the ASH Annual Meeting and Exposition.

We and Vertex are also investigating CTX001 in an ongoing Phase 1/2 open-label clinical trial, CLIMB SCD-121, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with severe SCD. Similar to the trial in TDT, the first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the trial opened for concurrent dosing. CLIMB SCD-121 is designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted RMAT Designation, as well as Fast Track Designation and Rare Pediatric Disease designation by the FDA for the treatment of SCD. In addition, CTX001 for the treatment of SCD has received ODD by the FDA and European Commission. Additionally, CTX001 has been granted Priority Medicines (PRIME) designation by the European Medicines Agency for the treatment of SCD. In the fourth quarter of 2020, we released updated clinical data from the first three patients with SCD treated with CTX001 during the Scientific Plenary Session at the ASH Annual Meeting and Exposition.

In addition, we are developing our own portfolio of CAR-T cell product candidates based on our gene-editing technology.

CTX110. Our lead oncology product candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting cluster of differentiation 19, or CD19. CTX110 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial, CARBON, that is designed to assess the safety and efficacy of several dose levels of CTX110 for the treatment of relapsed or refractory B-cell malignancies.

CTX120. CTX120 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting B-cell maturation antigen. CTX120 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial that is designed to assess the safety and efficacy of several dose levels of CTX120 for the treatment of relapsed or refractory multiple myeloma. CTX120 has received ODD by the FDA.

CTX130. CTX130 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting cluster of differentiation 70, or CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being developed for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies. CTX130 is being investigated in two ongoing independent Phase 1 single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 for the treatment of relapsed or refractory renal cell carcinoma and various types of lymphoma, respectively.

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

Refer to Note 9 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the key terms of our arrangements with Vertex, ViaCyte and Bayer.

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

Our revenue to date has been primarily derived from collaborations with partners. We were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and the gain from consolidating Casebia, but we do not expect to sustain our profitability in future years. With the exception of the year ended December 31, 2019, we have incurred significant net operating losses each year since our inception, including a loss of $348.9 million for the year ended December 31, 2020, and we expect to continue to incur net operating losses for the foreseeable future. As of December 31, 2020, we had $1,690.3 million in cash and cash equivalents and an accumulated deficit of $573.6 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; develop manufacturing infrastructure; and incur additional costs associated with operating as a public company In addition, we expect to spend significantly more on capital expenditures than we have historically incurred in order to construct and build out our new U.S. headquarters for research and development in Boston, Massachusetts, and our cell therapy manufacturing facility in Framingham, Massachusetts. Please refer to Part I, Item 2 of this Annual Report on Form 10-K for more information about these facilities.

Financial Overview

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the years ended December 31, 2020, 2019, and 2018, we recognized $0.5 million, $289.6 million and $3.1 million, respectively, of revenue related to our collaboration agreements with Vertex, as well as certain arrangements with Casebia prior to the Bayer Transaction.

For the year ended December 31, 2020, we generated $0.2 million of grant revenue related to certain contracts with not-for-profit entities. No grant revenue was generated in prior years.

For additional information about our revenue recognition policy, see Note 2 and Note 9 of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

Except for activities we perform in connection with our collaborations with Vertex and ViaCyte, as well as certain arrangements with Casebia prior to the Bayer Transaction, we do not track research and development costs on a program-by-program basis.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, and potential commercialization of our product candidates. In addition, we anticipate increased expenses related to the reimbursements of third-party patent related expenses in connection with certain of our in-licensed intellectual property.

Other income (expense), net

Other income (expense), net consists primarily of interest income earned on investments, the gain resulting from the consolidation of Casebia following the Bayer Transaction in 2019 and the loss from equity method investment from stock-based compensation awards granted to employees of Casebia, prior to consolidation in 2019.

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

We determined that Casebia was a VIE and concluded that we were not the primary beneficiary of the VIE prior to December 13, 2019. As such, we did not consolidate Casebia’s results into the consolidated financial statements prior to December 13, 2019. Instead, we accounted for our 50% investment in Casebia under the equity method. On December 13, 2019, Casebia became a fully-owned subsidiary of us and, as a result, we consolidated Casebia’s financial results from that date forward.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the dollar change in those items:

	Years Ended December 31,		Period-to-
	2020	2019	Period Change
	(in thousands)
Revenue:
Collaboration revenue	$543	$289,590	$(289,047)
Grant revenue	176	—	176
Total revenue	719	289,590	(288,871)
Operating expenses:
Research and development	266,946	179,362	87,584
General and administrative	88,208	63,488	24,720
Total operating expenses	355,154	242,850	112,304
(Loss) income from operations	(354,435)	46,740	(401,175)
Other income (expense), net	6,379	20,566	(14,187)
Net (loss) income before income taxes	(348,056)	67,306	(415,362)
Provision for income taxes	(809)	(448)	(361)
Net (loss) income	$(348,865)	$66,858	$(415,723)

Collaboration Revenue

Collaboration revenue was $0.5 million for the year ended December 31, 2020, compared to $289.6 million for the year ended December 31, 2019. The decrease of $289.0 million was primarily attributable to revenue recognized in connection with the sale of certain licenses under our collaboration with Vertex during the year ended December 31, 2019. Refer to Note 9 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of revenue recognized related to Vertex.

Grant Revenue

Grant revenue was $0.2 million for the year ended December 31, 2020 and related to certain contracts with not-for-profit entities. No grant revenue was recognized in prior years.

Research and Development Expenses

Research and development expenses were $266.9 million for the year ended December 31, 2020, compared to $179.4 million for the year ended December 31, 2019. The increase of $87.6 million was primarily attributable to the following:

•

$33.1 million of increased employee compensation, benefit and other headcount related expenses, of which $11.8 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$32.3 million of increased variable research and development costs;
•	$28.7 million of increased facility-related expenses; offset by,
•	$8.2 million of decreased license fees.

General and Administrative Expenses

General and administrative expenses were $88.2 million for the year ended December 31, 2020, compared to $63.5 million for the year ended December 31, 2019.  The increase of $24.7 million was primarily attributable to the following:

•

$15.1 million of increased employee compensation, benefit and other headcount related expenses, of which $10.1 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$6.1 million of increased facility-related expenses; and,
•	$4.2 million of increased intellectual property costs.

Other income (expense), net

Other income, net, was $6.4 million for the year ended December 31, 2020, compared to $20.6 million for the year ended December 31, 2019.   Other income, net, for the year ended December 31, 2020 consisted primarily of interest income earned on cash, cash equivalents and marketable securities during the year.  Other income, net for the year ended December 31, 2019 consisted of interest income of $10.1 million, a $16.0 million gain resulting from the consolidation of Casebia following the Bayer Transaction, offset by $5.5 million in losses from equity method investment from stock-based compensation awards granted to employees of Casebia prior to the Bayer Transaction.

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the dollar change in those items:

	Years Ended December 31,		Period-to-
	2019	2018	Period Change
	(in thousands)
Revenue:
Collaboration revenue	$289,590	$3,124	$286,466
Grant revenue	—	—	—
Total revenue	289,590	3,124	286,466
Operating expenses:
Research and development	179,362	113,773	65,589
General and administrative	63,488	48,294	15,194
Total operating expenses	242,850	162,067	80,783
(Loss) income from operations	46,740	(158,943)	205,683
Other income (expense), net	20,566	(5,485)	26,051
Net (loss) income before income taxes	67,306	(164,428)	231,734
Provision for income taxes	(448)	(553)	105
Net (loss) income	$66,858	$(164,981)	$231,839

Collaboration Revenue

Collaboration revenue was $289.6 million for the year ended December 31, 2019, compared to $3.1 million for the year ended December 31, 2018. The increase of $286.5 million was primarily due to recognition of $289.1 million in revenue in 2019 in connection with the collaboration agreements with Vertex. Refer to Note 9 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of revenue recognized related to Vertex.

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

•	$28.3 million of increased variable research and development costs; and,
•	$12.3 million of increased facility-related costs.

General and Administrative Expenses

General and administrative expenses were $63.5 million for the year ended December 31, 2019, compared to $48.3 million for the year ended December 31, 2018.  The increase of $15.2 million was primarily attributable to the following:

•

$8.2 million of increased employee compensation, benefits and other headcount-related expenses, of which $3.4 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

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

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $1,690.3 million, of which $742.4 million was held outside of the United States.

With our cash on hand as of December 31, 2020, we expect cash and cash equivalents to be sufficient to fund our current operating plan through at least the next 24 months.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2020, we had an accumulated deficit of $573.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Since our initial public offering, we have primarily financed our operations through common share issuances (as outlined below) and collaboration agreements with strategic partners. Recent sources of equity financing include:

Public Offerings

•

In January 2018, we completed an underwritten public offering of 5.7 million common shares (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering), which were sold at a price of $22.75 per share. This offering resulted in aggregate net proceeds to us of $122.6 million, which were net of equity issuance costs of $8.2 million.

•

In September 2018, we completed an underwritten public offering of 4.2 million common shares, which were sold at a price to the public of $47.50 per share. This offering resulted in aggregate net proceeds to us of $184.5 million, which was net of equity issuance costs of $12.4 million. Additional equity issuance costs of $3.1 million for stamp tax related to the January 2018 and September 2018 offerings were also paid in 2018.

•

In November 2019, we sold 4.9 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $64.50 per share for aggregate net proceeds of $297.4 million, which were net of equity issuance costs of $17.8 million. Additional equity issuance costs of $3.0 million for stamp taxes were also paid in 2019.
•

In July 2020, we sold 7.4 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share for aggregate net proceeds of $489.7 million, which were net of equity issuance costs of $27.6 million. Additional equity issuance costs of $4.9 million for stamp taxes were payable as of December 31, 2020.

At-the-Market Offerings

•

In the first quarter of 2019, we began to issue and sell securities under an Open Market Sale AgreementSM entered into with Jefferies LLC, or Jefferies, in August 2018 under which we were able to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $125.0 million, or the 2018 ATM. During the year ended December 31, 2019, we issued and sold an aggregate of 2.8 million common shares at an average price of $44.38 per share for aggregate net proceeds of $120.6 million, which were net of equity issuance costs of $4.4 million. In addition, we paid approximately $0.9 million in stamp taxes during the year ended December 31, 2019 and accrued an additional $0.3 million for stamp taxes as of December 31, 2019, which were paid in 2020.

•

In August 2019, we entered into a new Open Market Sale AgreementSM with Jefferies under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In August 2019, we filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $200.0 million, or the 2019 ATM. In connection with our entry into the August 2019 Sales Agreement, our August 2018 Open Market Sale AgreementSM with Jefferies was mutually terminated by us and Jefferies. During the year ended December 31, 2020, we issued and sold an aggregate of 2.2 million common shares under the 2019 ATM at an average price of $89.47 per share for aggregate proceeds of $195.5 million, which were net of equity issuance costs of $4.5 million.

•

In December 2020, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $350.0 million, or the 2020 ATM. During the year ended December 31, 2020, we issued and sold an aggregate of 1.8 million common shares under the 2020 ATM at an average price of $169.57 per share for aggregate proceeds of $298.0 million, which were net of equity issuance costs of $4.5 million. Additional equity issuance costs for stamp taxes related to shares sold in 2020 related to the 2019 and 2020 ATM were $4.9 million, of which $4.0 million was payable as of December 31, 2020.

•

In January 2021, we issued and sold under the 2020 ATM an aggregate of 0.3 million common shares at an average price of $162.46 per share with aggregate proceeds of $46.7 million, which were net of equity issuance costs of $0.7 million. An additional $0.5 million of stamp taxes will be owed on this amount.

•

In January 2021, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $600.0 million.  Through the date of issuance of this Annual Report on Form 10-K, we have issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes will be owed on this amount.

Sources of Liquidity

Cash Flows

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(238,366)	$56,677	$(96,239)
Net cash (used in) provided by investing activities	(541,170)	1,325	(2,773)
Net cash provided by financing activities	1,016,152	430,983	315,934
Effect of exchange rate changes on cash	40	15	(22)
Increase (decrease) in cash and restricted cash	$236,656	$489,000	$216,900

Operating Activities

Net cash used in operating activities was $238.4 million for the year ended December 31, 2020. Net cash used in operating activities primarily consisted of a net loss of $348.9 million, offset by non-cash items of $77.1 million, primarily related to stock-based compensation and depreciation, as well as a benefit to net-working capital of $33.4 million, primarily driven by the receipt of a 25.0 million milestone payment from Vertex that was recorded as a receivable as of December 31, 2019 and subsequently received in 2020.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $541.2 million and consisted of purchases of marketable securities, net of maturities, of $522.8 million, as well as $18.4 million in purchases of property and equipment for use in research and development activities.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $1,016.2 million and consisted of net proceeds of $982.3 million from the issuance of common shares and net proceeds of $33.9 million from stock option exercises.

Net cash provided by financing activities for the year ended December 31, 2019 was $430.9 million and consisted of net proceeds of $415.0 million from the issuance of common shares and net proceeds of $15.9 million from stock option exercises.

Net cash provided by financing activities for the year ended December 31, 2018 was $315.9 million and consisted of net proceeds of $307.1 million from the issuance of common shares and net proceeds of $8.9 million from stock option exercises, offset by $0.1 million for the repurchase of common shares.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical and clinical activities and initiate preclinical studies to support initial drug applications. We also anticipate that we will incur significant capital expenditures as we develop our manufacturing infrastructure and facilities. In addition, we expect to incur additional costs associated with operating as a public company.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease and sublease obligations - commenced	$101,717	$17,020	$26,465	$21,026	$37,206
Operating lease obligations - not yet commenced	$311,460	$3,483	$32,285	$51,608	$224,083

Operating lease and sublease obligations - commenced

Our operating lease obligations primarily consist of lease payments on our research and office facilities in Cambridge, Massachusetts, as well as lease payments on our cell manufacturing facility in Framingham, Massachusetts, and lease payments on an office and laboratory facility in Boston, Massachusetts, which are described in further detail in Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K.

Operating lease obligations – not yet commenced

In July 2020, we entered into a lease agreement for an office and laboratory facility in Boston, Massachusetts, which is described in further detail in Note 7 of the consolidated financial statements included in this Annual Report on Form 10-K. In connection therewith, we have committed to making at least $292.5 million in rental payments over a lease term of 152 months.

In November 2019, we, together with one of our partners, entered into a commitment with a clinical manufacturing organization under a lease agreement, which is described in further detail in Note 7 of the consolidated financial statements included in this Annual Report on Form 10-K. The amounts in the table represent the amounts owed from us to the manufacturing organization, and our partner has agreed to reimburse us for 50% of the amounts paid under this agreement.

In December 2019, as part of the Bayer Transaction, we and Bayer entered into an option agreement, under which, among other things, we committed to invest a specified amount in certain research and development activities as described in further detail in Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K.

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

In the normal course of business, we enter into agreements with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones as further described in Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $1,690.3 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(COSO). Based on its assessment, our management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting.  See below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on Internal Control over Financial Reporting

We have audited CRISPR Therapeutics AG’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CRISPR Therapeutics AG (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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

February 16, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

(a)(2) Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1*	Amended and Restated Articles of Association of CRISPR Therapeutics AG, dated January 27, 2021.

4.1*	Description of Capital Shares

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

10.18	Amendment No.1 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2019).

10.19	Amendment No.2 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2020).

10.20#	CRISPR Therapeutics AG 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

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

10.27†

Amendment No. 1 to Research Collaboration Agreement by and between CRISPR Therapeutics AG and ViaCyte, Inc., dated as of April 30, 2019 (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 12, 2020).

10.28†

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

Exhibit Number	Description

10.29†

Strategic Collaboration and License Agreement dated June 6, 2019, between CRISPR Therapeutics AG and Vertex Pharmaceuticals Incorporated (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019).

10.30†

Amendment No. 2 to Research Collaboration Agreement by and between CRISPR Therapeutics AG and ViaCyte, Inc., dated as of October 21, 2019 (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 12, 2020).

10.31†

Joint Venture Termination Agreement, dated December 13, 2019, among Bayer Healthcare LLC (and certain affiliates of Bayer Healthcare LLC for purposes of Article II), CRISPR Therapeutics AG (and certain subsidiaries of CRISPR Therapeutics AG for purposes of Article II), and Casebia Therapeutics Limited Liability Partnership (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 12, 2020).

10.32†

Retirement Agreement, dated December 13, 2019, among Casebia Therapeutics Limited Liability Partnership, Bayer HealthCare LLC, CRISPR Therapeutics AG and CRISPR Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 12, 2020).

10.33†

Option Agreement, dated December 13, 2019, between CRISPR Therapeutics AG and Bayer HealthCare LLC (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 12, 2020).

10.34†

Assignment of Sublease and Sub-Sublease, dated December 13, 2019, between Casebia Therapeutics LLC and CRISPR Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 12, 2020).

10.35†

Lease, dated July 24, 2020, by and between the Registrant and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2020).

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

CRISPR Therapeutics AG

Date: February 16, 2021	By:	/s/ Samarth Kulkarni
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

Name	Title	Date

/s/ Samarth Kulkarni	Chief Executive Officer	February 16, 2021
Samarth Kulkarni	(Principal Executive Officer)

/s/ Michael Tomsicek	Chief Financial Officer	February 16, 2021
Michael Tomsicek	(Principal Financial and Accounting Officer)

/s/ Rodger Novak	President and Director	February 16, 2021
Rodger Novak

/s/ Ali Behbahani	Director	February 16, 2021
Ali Behbahani

/s/ Bradley Bolzon	Director	February 16, 2021
Bradley Bolzon

/s/ Simeon J. George	Director	February 16, 2021
Simeon J. George

/s/ John Greene	Director	February 16, 2021
John Greene

/s/ Katherine High	Director	February 16, 2021
Katherine High

/s/ Douglas Treco	Director	February 16, 2021
Douglas Treco

/s/ Michael Tomsicek	Authorized Representative in the United States	February 16, 2021
Michael Tomsicek

CRISPR Therapeutics AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CRISPR Therapeutics AG (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Variable Consideration for ongoing Collaboration Agreements
Description of the Matter

As discussed in Note 9 to the consolidated financial statements, the Company has multiple ongoing collaboration agreements which include rights to future payments totaling up to $2.03 billion as of December 31, 2020 that are payable upon the achievement of various developmental, regulatory and commercial milestones related to certain programs under development. These future payments represent variable consideration that is included in the transaction price for these collaboration agreements to the extent that the Company determines it is probable that a significant revenue reversal of cumulative revenue recognized under the contract will not occur. When the Company cannot conclude that it is probable that a significant revenue reversal of cumulative revenue under the contract will not occur, the Company constrains the related variable consideration resulting in its exclusion from the transaction price. The Company’s estimation of variable consideration to be constrained impacts the reported amounts of revenue and deferred revenue within the consolidated financial statements.

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

Boston, Massachusetts

February 16, 2021

CRISPR Therapeutics AG

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,168,620	$943,771
Marketable securities	521,713	—
Accounts receivable	144	99
Prepaid expenses and other current assets	26,143	43,677
Total current assets	1,716,620	987,547
Property and equipment, net	42,160	31,330
Intangible assets, net	180	235
Restricted cash	16,848	5,041
Operating lease assets	50,865	41,502
Other non-current assets	1,293	1,097
Total assets	$1,827,966	$1,066,752
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,094	$5,944
Accrued expenses	53,782	30,180
Deferred revenue, current	2,341	960
Accrued tax liabilities	10,473	583
Operating lease liabilities	11,362	8,489
Other current liabilities	7,207	10,950
Total current liabilities	94,259	57,106
Deferred revenue, non-current	11,776	11,776
Operating lease liabilities, net of current portion	50,067	44,050
Other non-current liabilities	7,630	14,395
Total liabilities	163,732	127,327
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, CHF 0.03 par value, 115,172,786 and 103,901,006 shares authorized at December 31, 2020 and 2019, respectively, 74,110,160 and 61,034,025 shares issued at December 31, 2020 and 2019, respectively, 73,914,844 and 60,783,799 shares outstanding at December 31, 2020 and 2019, respectively.	2,277	1,847
Treasury shares, at cost, 195,316 and 250,226 shares at December 31, 2020 and 2019, respectively	(63)	(63)
Additional paid-in capital	2,235,679	1,162,345
Accumulated deficit	(573,576)	(224,711)
Accumulated other comprehensive income (loss)	(83)	7
Total shareholders’ equity	1,664,234	939,425
Total liabilities and shareholders’ equity	$1,827,966	$1,066,752

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Collaboration revenue (1)	$543	$289,590	$3,124
Grant revenue	176	—	—
Total revenue	719	289,590	3,124
Operating expenses:
Research and development (2)	266,946	179,362	113,773
General and administrative	88,208	63,488	48,294
Total operating expenses	355,154	242,850	162,067
(Loss) income from operations	(354,435)	46,740	(158,943)
Other income (expense):
Loss from equity method investment	—	(5,467)	(4,275)
Other income (expense), net	6,379	26,033	(1,210)
Total other income (expense), net	6,379	20,566	(5,485)
Net (loss) income before income taxes	(348,056)	67,306	(164,428)
Provision for income taxes	(809)	(448)	(553)
Net (loss) income	(348,865)	66,858	(164,981)
Foreign currency translation adjustment	40	15	(22)
Unrealized loss on marketable securities	(130)	—	—
Comprehensive (loss) income	$(348,955)	$66,873	$(165,003)

Net (loss) income per common share — basic	$(5.29)	$1.23	$(3.44)
Basic weighted-average common shares outstanding	65,949,672	54,392,304	47,964,368
Net (loss) income per common share — diluted	$(5.29)	$1.17	$(3.44)
Diluted weighted-average common shares outstanding	65,949,672	56,932,798	47,964,368

(1) Including the following amounts of revenue from a related party, see Note 9	$—	$746	$3,124
(2) Including the following amounts of research and development from a related party, see Note 9	$—	$14,459	$23,982

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data)

	Common Shares		Treasury Shares		Additional		Accumulated Other
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2017	40,592,248	$1,240	444,873	$—	$312,018	$(125,440)	$14	$187,832
Cumulative effect of ASC 606 adoption	—	—	—	—	—	(1,148)	—	(1,148)
Issuance of common shares, net of issuance costs of $23.8 million	9,960,526	311	—	—	306,742	—	—	307,053
Vesting of restricted shares	38,761	1	—	—	112	—	—	113
Exercise of vested options, net of issuance costs of $0.4 million	946,131	26	(36,253)	—	8,537	—	—	8,563
Repurchase of treasury shares	(64,952)	—	64,952	(57)	—	—	—	(57)
Issuance of shares to ViaCyte	380,148	6	(165,636)	—	15,576	—	—	15,582
Stock-based compensation expense	—	—	—	—	39,260	—	—	39,260
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Net loss	—	—	—	—	—	(164,981)	—	(164,981)
Balance at December 31, 2018	51,852,862	$1,584	307,936	(57)	$682,245	$(291,569)	$(8)	$392,195
Issuance of common shares, net of issuance costs of $25.1 million	7,704,068	230	(47,297)	—	414,559	—	—	414,789
Vesting of restricted shares	68,009	2	—	—	41	—	—	43
Exercise of vested options, net of issuance costs of $0.3 million	1,158,860	31	(10,413)	(6)	15,976	—	—	16,001
Stock-based compensation expense	—	—	—	—	49,524	—	—	49,524
Other comprehensive income	—	—	—	—	—	—	15	15
Net income	—	—	—	—	—	66,858	—	66,858
Balance at December 31, 2019	60,783,799	$1,847	250,226	(63)	$1,162,345	$(224,711)	$7	$939,425
Issuance of common shares, net of issuance costs of $46.4 million	11,412,519	366	—	—	973,015	—	—	973,381
Vesting of restricted shares	204,650	7	—	—	—	—	—	7
Exercise of vested options, net of issuance costs of $1.2 million	1,482,636	57	(37,080)	—	32,718	—	—	32,775
Purchase of common stock under ESPP	13,410	—	—	—	694	—	—	694
Stock-based compensation expense	—	—	—	—	66,018	—	—	66,018
Issuance of common stock for license agreements	17,830	—	(17,830)	—	889	—	—	889
Other comprehensive loss	—	—	—	—	—	—	(90)	(90)
Net loss	—	—	—	—	—	(348,865)	—	(348,865)
Balance at December 31, 2020	73,914,844	$2,277	195,316	$(63)	$2,235,679	$(573,576)	$(83)	$1,664,234

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities
Net (loss) income	$(348,865)	$66,858	$(164,981)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	9,184	4,725	3,519
Equity-based compensation	66,018	44,057	34,985
Loss from equity method investment in Casebia	—	5,467	4,275
Non-cash expense related to ViaCyte transaction	—	—	15,582
Gain from consolidation of Casebia	—	(16,000)	—
Other income (expense), non-cash	1,857	—	(169)
Changes in:
Accounts receivable	(45)	(11)	2,538
Prepaid expenses and other assets	17,338	(32,618)	(3,342)
Accounts payable and accrued expenses	25,747	5,025	12,110
Deferred revenue	1,381	(45,146)	(296)
Deferred rent	—	—	(709)
Operating lease assets and liabilities	(473)	(663)	—
Other liabilities, net	(10,508)	24,983	249
Net cash (used in) provided by operating activities	(238,366)	56,677	(96,239)
Investing activities
Purchase of property, plant and equipment	(18,358)	(6,684)	(2,773)
Net cash and restricted cash received in connection with the acquisition of Casebia	—	8,009	—
Purchases of marketable securities	(593,998)	—	—
Maturities of marketable securities	71,186	—	—
Net cash (used in) provided by investing activities	(541,170)	1,325	(2,773)
Financing activities
Proceeds from issuance of common shares, net of issuance costs	982,289	415,019	307,053
Proceeds from exercise of options and ESPP contributions, net of issuance costs	33,863	15,964	8,938
Repurchase of treasury shares	—	—	(57)
Net cash provided by financing activities	1,016,152	430,983	315,934
Effect of exchange rate changes on cash	40	15	(22)
Increase in cash	236,656	489,000	216,900
Cash, cash equivalents and restricted cash, beginning of period	948,812	459,812	242,912
Cash, cash equivalents and restricted cash, end of period	$1,185,468	$948,812	$459,812
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$3,412	$1,811	$334
Equity issuance costs in accounts payable and accrued expenses	$9,590	$295	$375

Reconciliation to amounts within the consolidated balance sheets	As of December 31,
	2020	2019	2018
Cash and cash equivalents	1,168,620	943,771	456,649
Restricted Cash	16,848	5,041	3,163
Total	$1,185,468	$948,812	$459,812

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

The Company had an accumulated deficit of $573.6 million as of December 31, 2020 and has financed its operations to date from a series of preferred shares and convertible loan issuances, proceeds obtained from its initial public offering, subsequent public offerings of its common shares, as well as upfront fees and milestones received under its collaboration and joint venture arrangements. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses.

As of December 31, 2020, the Company had cash, cash equivalents and marketable securities of $1,690.3 million. While the Company had net income of $66.9 million for the year ended December 31, 2019, the Company has a history of recurring losses, including a loss of $348.9 million for the year ended December 31, 2020, and expects to continue to incur losses for the foreseeable future. The Company expects its cash and cash equivalents will be sufficient to fund current planned operations for at least the next twenty-four months.

The full extent of the impact of the coronavirus pandemic on the Company’s business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K for additional details. At this stage, the impact on the Company’s results has not been significant.

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries as of December 31, 2020. All intercompany accounts and transactions have been eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board.

Prior to December 13, 2019, the Company accounted for its 50% investment in Casebia Therapeutics, Limited Liability Partnership, or Casebia, under the equity method. As described in Note 9, on December 13, 2019, Casebia became a wholly-owned subsidiary and, as a result, the Company consolidated Casebia’s financial results from that date forward.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, revenue recognition, equity-based compensation expense and reported amounts of research and development expenses during the period. Significant estimates in these consolidated financial statements have been made in connection with revenue recognition and equity-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation. As a result, no subtotals in the prior year consolidated financial statements were impacted.

Segment Information

The Company and the Company’s chief operating decision maker, namely, the chief executive officer, view the Company’s operations and manage its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology.

Foreign Currency Translation and Transactions

The majority of the Company’s operations occur in entities that have the U.S. dollar as their functional currency. Non-U.S. dollar denominated functional currency subsidiaries have assets and liabilities translated into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in “Accumulated other comprehensive (loss) income.” Net foreign currency exchange transaction gains or losses are included in “Other income (expense), net” on the Company’s consolidated statement of operations, the impact of which is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2020 and 2019, the Company had $1,168.6 million and $943.8 million in cash equivalents, respectively.

Restricted Cash

As of December 31, 2020 and 2019, the Company had $16.8 million and $5.0 million, respectively, in restricted cash representing letters of credit securing the Company’s obligations under certain leased facilities, as well as certain credit card arrangements. The letters of credit are secured by cash held in a restricted depository account and recorded in restricted cash in the accompanying consolidated balance sheet as of December 31, 2020.

Marketable Securities

As of December 31, 2020 and 2019, the Company had $521.7 million and $0.0 million, respectively in marketable securities. The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. The Company classifies marketable securities with a remaining maturity, when purchased, of greater than three months as available-for-sale. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) they have been in an unrealized loss position for longer than one year or (ii) the Company has the ability and intent to hold them (a) until the carrying value is recovered and (b) such holding period may be longer than one year.

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities, corporate bonds, and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive (loss) income as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to interest expense over the period of the earliest call date, and any discount arising at purchase is accreted to interest income over the life of the instrument. Realized gains and losses on debt securities are determined using the specific identification method and are included in other income (expense), net.

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASC 326. As the Company did not hold available-for-sale debt securities upon adoption, no related transition provisions were applicable to the Company upon adoption.

The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other expense, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

Other Receivables

  Amounts due from collaboration partners where an arrangement is accounted for under ASC 808, Collaborative Arrangements, or ASC 808, are considered other receivables and are included within prepaid and other current assets in the consolidated balance sheet. Other receivables consisted of $10.7 million and $4.1 million as of December 31, 2020 and 2019, respectively and are due from Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex. Other receivables are recorded at invoiced amounts due under the Vertex collaboration agreement, as described further in Note 9. Vertex is a creditworthy entity that maintains an ongoing relationship with the Company and as such, the Company does not have an allowance for estimated credit losses recorded related to these other receivables.

Concentrations of Credit Risk and Off-balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company’s cash is held in accounts with financial institutions that management believes are creditworthy. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

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

Items measured at fair value on a recurring basis include marketable securities (see Note 3, Marketable Securities, and Note 4, Fair Value Measurement). The carrying amount of accounts receivable, other receivables, accounts payable and accrued expenses as reported on the consolidated balance sheets as of December 31, 2020 and 2019, approximate fair value, due to the short-term duration of these instruments.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as an account or other receivable. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities, or deferred revenue, primarily relate to contracts where we have received payment, but we have not yet satisfied the related performance obligations. The Company recorded contract assets of $0.3 million and $25.7 million as of December 31, 2020 and 2019, respectively. Contract liabilities recorded as deferred revenue as of December 31, 2020 and 2019 are$12.2 million and $12.7 million, respectively. The change in contract assets and contract liabilities recorded as deferred revenue is related to the collaboration agreement with Vertex described in Note 9.

Grant Revenue

The Company has contracts with certain not-for-profit organizations. The Company records upfront payments related to these contracts as deferred revenue and recognizes revenue as services are performed. Revenue and related expenses are presented gross in the consolidated statements of operations, as the Company is the primary obligor under the arrangements relative to the research and development services the Company performs as lead technical expert. Deferred revenue related to these contracts as of December 31, 2020 was $1.9 million.  There was no deferred revenue related to these contracts as of December 31, 2019. Grant revenue under these contracts was not material for the periods presented in the consolidated statement of operations.

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

Leases

Effective January 1, 2019, the Company adopted ASC 842, Leases, or ASC 842, using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases, or ASC 840.

The Company chose to apply the transition provisions as of the period of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected the practical expedient not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and the practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The adoption of the new standard resulted in the recording net lease assets and lease liabilities of $26.1 million and $37.6 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities is primarily due to the change in classification of lease incentives from liabilities to a reduction in the Company’s net lease assets. The standard had no impact on the Company’s net loss or cash flows.

The adoption of ASC 842 had the following impact on the financial statements:

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

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty of renewal.

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

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employee directors, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

The Company accounts for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from its estimates. Stock-based compensation expense recognized in the financial statements is based on awards for which performance or service conditions are expected to be satisfied.

Prior to the adoption of ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, on July 1, 2018, the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award.

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

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated available evidence and concluded that the Company may not realize all the benefit of its deferred tax assets; therefore, a valuation allowance has been established for the amount of the deferred tax assets that the Company does not believe is more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2020, and 2019, the Company does not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 14 for further details.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net income or loss and other comprehensive (loss) income.  Other comprehensive (loss) income consists of foreign currency translation adjustments and unrealized losses on marketable securities.

Variable Interest Entities

The Company reviews each legal entity formed by parties related to the Company to determine whether or not the Company has a variable interest in the entity and whether or not the entity would meet the definition of a variable interest entity, or VIE, in accordance with ASC Topic 810, Consolidation, or ASC 810. If the entity is a VIE, the Company assesses whether or not the Company is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company determines it is the primary beneficiary of a VIE, the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements at the time that determination is made. The Company evaluates whether it continues to be the primary beneficiary of any consolidated VIEs on a quarterly basis. If the Company were to determine that it is no longer the primary beneficiary of a consolidated VIE, or no longer has a variable interest in the VIE, it would deconsolidate the VIE in the period that the determination is made.

If the Company determines it is the primary beneficiary of a VIE that meets the definition of a business, the Company measures the assets, liabilities and noncontrolling interests of the newly consolidated entity at fair value in accordance with ASC Topic 805, Business Combinations, or ASC 805, at the date the reporting entity first becomes the primary beneficiary.

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

As described in Note 9, on December 13, 2019, Casebia became a fully-owned subsidiary and, as a result, the Company consolidated Casebia’s financial results accordingly from that point forward.

Net (Loss) Income Per Share Attributable to Common Shareholders

Basic net (loss) income per share is calculated by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common shareholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options and restricted stock units using the treasury stock method. See Note 12 for further details.

New Accounting Pronouncements – Recently Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASC 326. On January 1, 2020, the Company adopted ASC 326. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. The adoption of ASC 326 did not have a material impact on the Company’s financial position or results of operations upon adoption.

New Accounting Pronouncements – Not Yet Adopted

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The Company is currently evaluating the potential impact ASU 2019-12 may have on its financial position and results of operations upon adoption.

3. Marketable Securities

A summary of the Company’s cash equivalents and marketable securities, which are recorded at fair value (and excludes $395.1 million of cash at December 31, 2020) is shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$742,958	$—	$—	$742,958
Corporate debt securities	2,526	1	(24)	2,503
Certificates of deposit	12,527	—	—	12,527
Commercial paper	15,549	—	—	15,549
Total cash equivalents	773,560	1	(24)	773,537
Marketable securities:
U.S. Treasury securities	47,976	3	—	47,979
Corporate debt securities	324,569	43	(156)	324,456
Certificates of deposit	25,162	—	—	25,162
Government-sponsored enterprise securities	33,738	5	(2)	33,741
Commercial paper	90,375	—	—	90,375
Total marketable securities	521,820	51	(158)	521,713
Total cash equivalents and marketable securities	$1,295,380	$52	$(182)	$1,295,250

The amortized cost of all cash equivalents as of December 31, 2019 approximated fair value and the Company did not hold any marketable securities as of December 31, 2019.

As of December 31, 2020, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $280.3 million. As of December 31, 2020, no marketable securities were in an unrealized loss position for more than twelve months. The Company has recorded a net unrealized loss of $0.1 million during the year ended December 31, 2020 related to its marketable securities, which is included in comprehensive (loss) income on the consolidated statements of operations and comprehensive (loss) income.

The Company determined that there was no material change in the credit risk of the above investments. As such, an allowance for credit losses was not recognized. As of December 31, 2020, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. No marketable securities held as of December 31, 2020 had remaining maturities greater than two years.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$395,083	$395,083	$—	$—
Money market funds	742,958	742,958	—	—
Corporate debt securities	2,503	—	2,503	—
Certificates of deposit	12,527	—	12,527	—
Commercial paper	15,549	—	15,549	—
Marketable securities:
U.S. Treasury securities	47,979	—	47,979	—
Corporate debt securities	324,456	—	324,456	—
Certificates of deposit	25,162	—	25,162	—
Government-sponsored enterprise securities	33,741	—	33,741	—
Commercial paper	90,375	—	90,375	—
Other non-current assets	600	—	—	600
Total	$1,690,933	$1,138,041	$552,292	$600

	Fair Value Measurements at
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$13,998	$13,998	—	—
Money market funds	929,773	929,773	—	—
Other non-current assets	600	—	—	600
Total	$944,371	$943,771	$—	$600

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

5. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2020	2019
Computer equipment	$727	$727
Furniture, fixtures, and other	3,416	3,215
Laboratory equipment	25,353	16,640
Leasehold improvements	25,473	21,400
Construction work in process	8,366	1,394
Total property and equipment, gross	63,335	43,376
Accumulated Depreciation	(21,175)	(12,046)
Total property and equipment, net	$42,160	$31,330

Depreciation expense for the year ended December 31, 2020, 2019, and 2018 was $9.1 million, $4.7 million, and $3.5 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2020	2019
Payroll and employee-related costs	$22,402	$15,229
Research costs	21,684	9,434
Licensing fees	1,401	750
Professional fees	1,670	2,040
Intellectual property costs	3,625	2,311
Accrued property and equipment	2,835	407
Other	165	9
Total	$53,782	$30,180

7. Leases

In June 2015, the Company entered into a lease agreement for the lease of research facility space in Cambridge, Massachusetts, with a commencement date of November 15, 2015, or the 2015 Lease. The lease was subsequently amended in both 2017 and 2020 and now expires in September 2022 with no further option to extend. The 2015 Lease contains escalating rent clauses, which require higher rent payments in future years. With the adoption of ASC 842 in January 2019, the Company recorded a right-of-use asset and corresponding lease liability.

In May 2016, the Company entered into a sublease agreement for its primary office and research facility in Cambridge, Massachusetts, with a commencement date of December 23, 2016, or the 2016 Sublease. The sublease expires in December 2026, and the Company has an option to extend the term of the sublease for an additional five-year period if, at the time of expiration of the initial term, the sublessor does not intend to utilize the space for itself or its affiliates. The 2016 Sublease contains escalating rent clauses, which require higher rent payments in future years. With the adoption of ASC 842 in January 2019, the Company recorded a right-of-use asset and corresponding lease liability. The right-of-use asset and corresponding lease liability does not include the additional five-year period under the renewal option as the Company is not reasonably certain to exercise that option.

In May 2019, the Company entered into a lease agreement for office facility space in Cambridge, Massachusetts, with a commencement date of June 1, 2019, or the 2019 Lease. The lease expires in November 2026, and the Company has an option to extend the term of the lease for an additional five-year period based on certain conditions within the Company’s control. The 2019 Lease contains escalating rent clauses which require higher rent payments in future years. At lease commencement, the Company recorded a right-of-use asset and corresponding lease liability. The right-of-use asset and corresponding lease liability does not include the additional five-year period under the renewal option as the Company is not reasonably certain to exercise that option.

In December 2019, Casebia became a wholly-owned subsidiary of the Company. In connection therewith, Casebia assigned its sublease for an office and research facility in Cambridge, Massachusetts, or the 2019 Sublease, to the Company. The sublease expires in March 2024 and the Company has an option to extend the term of the sublease for an additional five-year period if, at the time of expiration of the initial term, the sublessor does not intend to utilize the space for itself or its affiliates. The 2019 Sublease contains escalating rent clauses which require higher rent payments in future years. The Company recorded a right-of-use asset and corresponding lease liability. The right-of-use asset and corresponding lease liability does not include the additional five-year period under the renewal option as the Company is not reasonably certain to exercise that option.

In May 2020, the Company entered into a lease agreement for a cell therapy manufacturing facility in Framingham, Massachusetts, or the Framingham Lease, for clinical and commercial production of the Company’s investigational cell therapy product candidates. The lease expires in March 2036 and the Company has an option to extend the term of the lease for two additional seven-year periods. The lease commenced in the fourth quarter of 2020, and at lease commencement, the Company recorded a right-of-use asset and corresponding lease liability. The right-of-use asset and corresponding lease liability does not include the additional seven-year periods under the renewal option as the Company is not reasonably certain to exercise that option.

In July 2020, the Company entered into a lease agreement for an office and laboratory facility in Boston, Massachusetts, or the 2020 Boston Lease. The 2020 Boston Lease is expected to commence in the first half of 2022. In connection therewith, the Company has committed to making at least $292.5 million in rental payments over a lease term of 152 months. The Company is also obligated to make certain future payments related to the construction of leasehold improvements.

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

•

Incremental borrowing rate: As the discount rates in the Company’s leases are not implicit, the Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term.

The following table summarizes the lease assets and liabilities as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Assets
Operating lease assets	$50,865	$41,502
Total lease assets	50,865	41,502
Liabilities
Current
Operating lease liabilities	11,362	8,489
Non-current
Operating lease liabilities, net of current portion	50,067	44,050
Total lease liabilities	$61,429	$52,539

The following table summarizes operating lease costs included in research and development and general and administrative expense, as well as sublease income for the twelve months ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease costs	$14,342	$8,067
Short-term lease costs	7,339	4,554
Variable lease costs	6,368	4,282
Sublease income	(587)	(525)
Net lease cost	$27,462	$16,378

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of December 31, 2020 (in thousands):

Total
2021	$17,020
2022	13,815
2023	12,650
2024	10,761
2025	10,265
Thereafter	37,206
Total	$101,717
Present value adjustment	(40,288)
Present value of lease liabilities	$61,429

The following table summarizes the lease term and discount rate as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	9.1	6.0
Weighted-average discount rate
Operating leases	9.3%	9.9%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(13,161)	$(8,420)
Operating lease non-cash items:
Right-of-use assets increased through lease modifications and reassessments	3,169	826
Right-of-use assets obtained in exchange for operating lease liabilities	13,956	18,088

In November 2019, the Company, together with one of its partners, based on foreign exchange rates as of December 31, 2020, committed to making $3.8 million in annual rental payments to a clinical manufacturing organization under a lease arrangement for a five-year period following commencement of the lease arrangement. The lease arrangement is expected to commence in the first quarter of 2021 and all payments will be split equally between the Company and its partner.

8. Commitments and Contingencies

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

During the years ended December 31, 2020, 2019 and 2018, the Company paid an immaterial amount of fees to Dr. Charpentier, which were recorded as research and development expense.

Research, Manufacturing and License Agreements

The Company has engaged several research institutions and companies to identify new delivery strategies and applications of the gene-editing technology. The Company is also a party to a number of research license agreements which require significant upfront payments and may require future royalty payments and potential milestone payments from time to time. In addition, the Company is also a party to intellectual property agreements, which require maintenance and milestone payments from time to time. Further, the Company is a party to a number of manufacturing agreements that require upfront payments for the future performance of services.

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

Under certain circumstances and if certain contingent future events occur, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit royalties on future net sales.  Refer to Note 9 for further discussion on the Company’s arrangements with Vertex.

Other Matters

  On December 15, 2016, the Company entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (the “Invention Management Agreement”) with UC, Vienna, Dr. Charpentier, Intellia Therapeutics, Inc. Caribou Biosciences, Inc., ERS Genomics Ltd. and one of the Company’s subsidiaries. Under the Invention Management Agreement, the Company is obligated to share costs related to patent maintenance, defense and prosecution. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $4.5 million, $2.9 million and $2.4 million, respectively, in shared costs. The Company recorded accrued legal costs from the cost sharing of $2.5 million and $1.5 million as of December 31, 2020 and December 31, 2019, respectively. The Company is unable to predict the outcome of these matters and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, the Company’s intellectual property estate (including certain in-licensed intellectual property), commercial arrangements and other matters.  Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office and the European Patent Office involving the Company’s intellectual property estate including certain in-licensed intellectual property. The outcome of any of the foregoing, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of Company’s management and other resources that would otherwise be engaged in other activities.  If the Company is unable to prevail in any such proceedings, the Company’s business, results of operations, liquidity and financial condition could be adversely affected.

9. Significant Contracts

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

In October 2019, Vertex exercised the remaining three options granted to it under the 2015 Collaboration Agreement to exclusively license the collaboration targets developed under the 2015 Collaboration Agreement, resulting in a payment of $30.0 million to the Company in the fourth quarter of 2019. In addition, the Company achieved the first milestone under the 2019 Collaboration Agreement in the first quarter of 2020 and, in connection therewith, received a payment of $25.0 million in April 2020.

Accounting for the Vertex Agreements

The 2015 Collaboration Agreement, Amendment No. 1, and JDA are collectively the “2015 Agreements” and the 2019 Collaboration Agreement and Amendment No. 2.  are collectively the “2019 Agreements.” The 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, JDA and 2019 Collaboration Agreement are collectively the “Vertex Agreements.”

The Vertex Agreements include components of a customer-vendor relationship as defined under ASC 606, collaborative arrangements as defined under ASC 808 and research and development costs as defined under ASC 730, Research and Development, or ASC 730.

Accounting Analysis Under ASC 606

Accounting for the 2019 Agreements

Identification of the Contract

The 2019 Agreements represented a contract modification to the 2015 Agreements. As a result, the 2019 Agreements and the 2015 Agreements are combined for accounting purposes and treated as a single arrangement.

Identification of Performance Obligations

The Company concluded the following material promises were both capable of being distinct and distinct within the context of the Vertex Agreements and represented separate performance obligations: (i) an exclusive license for worldwide rights for DMD gene editing products, or DMD License; (ii) an exclusive license for worldwide rights for DM1 gene editing products, or DM1 License; (iii) the performance of specified guide RNA research for DM1, or DM1 R&D Services; (iv) a material right representing the option to obtain a co-exclusive development and commercialization license for a specified target, or Specified Target Option; (v) three material rights representing the option for up to three exclusive licenses to develop and commercialize the collaboration targets, or Collaboration Target Options, and (vi) the waiving of Vertex’s material right associated with its option to a fourth exclusive license in connection with the Company’s reacquisition of exclusive rights to the specified target.

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

The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained as of December 31, 2020. The Company will re-evaluate the transaction price in each reporting period.

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

The Company recognizes revenue related to the DM1 R&D Services over time as the services are rendered, which was originally expected to be over an 18-month period from the effective date of the 2019 Agreements and is now expected to be over a 24-month period from the effective date of the 2019 Agreements.

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

The Company’s ESSP for each of the remaining material rights to obtain an exclusive license to develop and commercialize a single collaboration target are $45.6 million, $38.4 million, $17.3 million and $17.3 million for a total of $118.6 million. ESSPs for these items were determined based on the probability and present value adjusted cash flows from milestone payments owed for exclusive licenses, less the price paid to exercise each option. On a relative basis $57.7 million of the transaction price was allocated to these material rights.

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

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the Vertex Agreements for the year ended December 31, 2020 was $0.5 million and was comprised of research and development services.

Revenue recognized under the Vertex Agreements for the year ended December 31, 2019 was $289.1 million.   The $289.1 million of revenue recognized for the year-ended December 31, 2019 was comprised of (i) revenue related to the DMD License and DM1 License of $202.4 million, which was recognized at the point in time in which the licenses were delivered, (ii) revenue related to the Collaboration Target Options material right of $76.7 million, which was recognized upon the exercise of the Collaboration Target Options by Vertex and is inclusive of the $30.0 million payment made by Vertex to exercise those options, (iii) revenue allocated to the waiving of Vertex’s material right associated with its option to a fourth exclusive license in connection with the Company’s reacquisition of exclusive rights to the specified target of $6.7 million, which was recognized at the point in time in which the option was waived, (iv) revenue recognized in connection with DM1 R&D Services of $0.1 million and (v) revenue recognized of $0.1 million related to both research and development services as well as the amortization of the non-exclusive research license under the 2015 Agreements. Additionally, the Company recognized revenue related to a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate in the third quarter of 2019.

Revenue recognized under the Vertex Agreements for the year ended December 31, 2018 was $0.6 million and was comprised of research and development services, as well as the amortization of the non-exclusive research license under the 2015 Agreements.

As of December 31, 2020 and 2019 there was $0.4 million and $0.9 million of current deferred revenue related to the collaboration with Vertex, respectively. As of December 31, 2020, there was $11.8 million of non-current deferred revenue related to the collaboration with Vertex, which is unchanged from December 31, 2019.  The transaction price allocated to the remaining performance obligations was $11.9 million.

Future Milestones under the Vertex Agreements

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

The Company is eligible to receive additional potential future payments of up to $800.0 million based upon the successful achievement of specified research, development, regulatory and commercial milestones for the DMD and DM1 programs. The Company is also eligible to receive tiered royalties on future net sales on any products that may result from this collaboration; however, the Company has the option to forego the DM1 milestones and royalties to co-develop and co-commercialize all DM1 products globally.

 Each of the remaining milestones are fully constrained as of December 31, 2020. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $48.6 million, $29.2 million and $20.2 million of research and development expense related to the Vertex Agreements, respectively. Research and development expense for 2020, 2019 and 2018 is net of $28.2 million, $15.9 million and $13.8 million of reimbursements from Vertex, respectively.

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

In connection with the Retirement Agreement, Casebia retired Bayer’s outstanding partnership interests in exchange for $22.0 million returned from Casebia operating cash less certain estimated interim operating expenses of $6.0 million, and the Company acquired 100% of the partnership interests in Casebia.

In connection with entering into the Retirement Agreement, the Company, Bayer and Casebia entered into the Joint Venture Termination Agreement.  In connection therewith, the Company and Bayer agreed to terminate the Joint Venture Agreement from December 2015. Under the Joint Venture Termination Agreement, Casebia-owned patents are now co-owned by the Company and Bayer, subject to certain exclusive licenses granted therein. Under the Joint Venture Termination Agreement, the Company and Bayer each retained rights to their respective contributed intellectual property.

In connection with entering into the Retirement Agreement and the Joint Venture Termination Agreement, the Company and Bayer also entered into the 2019 Option Agreement, under which, among other things, the Company committed to invest a specified amount in certain research and development activities as described under “Accounting Analysis – Accounting for 2019 Casebia Agreements.” In addition, Bayer has an option (exercisable during a specified exercise period defined by future events, but in no event longer than 5 years after the effective date of the 2019 Option Agreement) to co-develop and co-commercialize two products for the diagnosis, treatment or prevention of certain autoimmune disorders, eye disorders, or hemophilia A disorders. In the event Bayer elects to co-develop and co-commercialize a product, the parties will negotiate and enter into a co-development and co-commercialization agreement, or the Co-Commercialization Agreement, for such product, and Bayer would be responsible for 50% of the research and development costs incurred by the Company for such product going forward. Bayer would receive 50% of all profits from sales of such product and would be responsible for 50% of all losses.

If Bayer elects to exercise its option to co-develop and co-commercialize a product, Bayer will make a one-time $20.0 million payment, or the “Option Payment”, to the Company that will become non-refundable once the parties execute a Co-Commercialization Agreement with respect to such optioned product. The Option Payment is payable only once with respect to the first time Bayer exercises an option under the 2019 Option Agreement.

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

For the years ended December 31, 2019 and 2018, the only element of 2015 Casebia Agreements accounted for in accordance with ASC 606 was the obligation to perform research and development services for Casebia. Revenue recognized for research and development was recognized under the right to invoice practical expedient in ASC 606-10-55-18. This performance obligation was terminated upon the execution of the 2019 Casebia Agreements.

For the years ended December 31, 2019 and 2018, the only element of the 2015 Casebia Agreements accounted for in accordance with ASC 808 was the cost sharing activity with Casebia with respect to shared research and technology licenses with other vendors for which the Company determined the arrangement was a cost/profit sharing arrangement and not a revenue arrangement. Therefore, the related impact of the cost sharing is included in R&D expense.  Cost sharing activity ceased with the execution of the 2019 Casebia Agreements.

Loss from Equity Method Investment

During the years ended December 31, 2019 and 2018, the Company recognized $5.5 million and $4.3 million, respectively, of stock-based compensation expense related to Casebia employees. Unrecognized equity method losses in excess of the Company’s equity investment in Casebia was $72.0 million as of December 31, 2019. Total net loss of Casebia for the period ending December 13, 2019 (prior to the Company’s consolidation of Casebia) and the year ended December 31, 2018 were $58.8 million and $52.5 million, respectively.

Collaboration Revenue

During the years ended December 31, 2019 and 2018, the Company recognized $0.5 million and $2.5 million of revenue, respectively, related to the collaboration with Casebia. During the years ended December 31, 2019 and 2018, the Company recognized $0.7 million and $3.8 million of research and development expense, respectively, in relation to its performance under the agreement.

Collaborative elements

The Company received reimbursements of $0.2 million and $0.9 million for both research and license agreements during years ended December 31, 2019 and 2018, respectively, which was recorded as a reduction of R&D expense in the income statement.

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

During the year ended December 31, 2020, the Company recorded a benefit of $13.2 million to research and development expense for qualifying expenses incurred under the 2019 Option Agreement. The Company has recorded $7.0 million in other current liabilities relating to certain research and development obligations to be satisfied within one year of the balance sheet date and $4.8 million in other long-term liabilities consisting of the relative fair value of such obligations to be satisfied beyond one year from the balance sheet date as well as the relative fair value of the options.

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

At the time of the agreement, ViaCyte had the option, under certain conditions, to receive an additional $10.0 million from the Company in the form of a convertible promissory note to be issued at fair value. As of November 2018, these conditions expired and the Company is no longer required to provide ViaCyte with additional funding. The ViaCyte Collaboration Agreement may remain in force for up to six years. Under the agreement, each of the parties was obligated to use commercially reasonable efforts to perform certain research activities under a jointly developed research plan and each party bore the costs for its respective research obligations.

In 2019, the Company and ViaCyte amended the terms of the original agreement to, among other things, provide for a cost share of specified costs, in which the Company agreed to pay 60% of the specified costs and ViaCyte agreed to pay 40% of specified costs.  The Company accounts for the arrangements under ASC 808 and does not consider the costs incurred to date material to the Company’s overall operations.

10. Share Capital

The Company had 115,172,786 and 103,901,006 million authorized Common Shares as of December 31, 2020 and 2019, respectively, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of December 31,
Type of Share Capital	Conditional Capital	2020	2019
Common shares	Registered share capital	75,133,951	61,036,566
Common shares	Authorized share capital	17,625,426	19,246,503
Common shares	Conditional share capital - Bonds or similar debt instruments	4,919,700	4,919,700
Common shares	Conditional share capital - Employee benefit plans	17,493,709	18,698,237
	Total	115,172,786	103,901,006

Included in registered share capital are 2,906,383 shares registered, which are held by the Company and its subsidiaries and are reserved for future issuance for financings.

Common Share Issuances

Public Offerings

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

In January 2018, the Company completed an underwritten public offering of 5.7 million common shares (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering), which were sold at a price of $22.75 per share. This offering resulted in aggregate net proceeds of $122.6 million, which were net of equity issuance costs of $8.2 million.

In September 2018, the Company completed an underwritten public offering of 4.2 million common shares, which sold at a price of $47.50 per share. This offering resulted in aggregate net proceeds of $184.5 million, which were net of equity issuance costs of $12.4 million. Additional equity issuance costs of $3.1 million for stamp taxes related to the January 2018 and September 2018 offerings were also paid in 2018.

In November 2019, the Company sold 4.9 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares at a public offering price of $64.50 per share for aggregate net proceeds of $297.4 million, which were net of equity issuance costs of $17.8 million. Additional equity issuance costs of $3.0 million for stamp taxes were also paid in 2019.

In July 2020, the Company sold 7.4 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share for aggregate net proceeds of $489.7 million, which were net of equity issuance costs of $27.6 million. Additional equity issuance costs of $4.9 million for stamp taxes were payable as of December 31, 2020.

At-the-Market Offerings

In the first quarter of 2019, the Company began to issue and sell securities under an Open Market Sale AgreementSM entered into with Jefferies LLC, or Jefferies, in August 2018, under which the Company was able to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $125.0 million, or the 2018 ATM. During the year ended December 31, 2019, the Company issued and sold an aggregate of 2.8 million common shares at an average price of $44.38 per share for aggregate net proceeds of $120.6 million, which were net of equity issuance costs of $4.4 million. In addition, the Company paid approximately $0.9 million in stamp taxes during the year ended December 31, 2019 and accrued an additional $0.3 million for stamp taxes as of December 31, 2019.  The Company paid the $0.3 million for stamp taxes in 2020.

In August 2019, the Company entered into a new Open Market Sale AgreementSM with Jefferies under which the Company was able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In August 2019, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $200.0 million, or the 2019 ATM. In connection with the Company’s entry into the August 2019 Sales Agreement, the August 2018 Open Market Sale AgreementSM with Jefferies was mutually terminated by the Company and Jefferies. During the year ended December 31, 2020, the Company issued and sold an aggregate of 2.2 million common shares under the 2019 ATM at an average price of $89.47 per share for aggregate proceeds of $195.5 million, which were net of equity issuance costs of $4.5 million.

In December 2020, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $350.0 million, or the 2020 ATM. During the year ended December 31, 2020, the Company issued and sold an aggregate of 1.8 million common shares under the 2020 ATM at an average price of $169.57 per share for aggregate proceeds of $298.0 million, which were net of equity issuance costs of $4.5 million. Additional equity issuance costs for stamp taxes related to shares sold in 2020 related to the 2019 and 2020 ATM were $4.9 million, of which $4.0 million was payable as of December 31, 2020.

In January 2021, the Company issued and sold under the 2020 ATM an aggregate of 0.3 million common shares at an average price of $162.46 per share with aggregate proceeds of $46.7 million, which were net of equity issuance costs of $0.7 million. An additional $0.5 million of stamp taxes will be owed on this amount.

In January 2021, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million.  Through the date of issuance of this Annual Report on Form 10-K, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes will be owed on this amount.

The Common Shares have the following characteristics:

Voting Rights

The holders of Common Shares are entitled to one vote for each Common Share held at all meetings of shareholders.

Dividends

The holders of Common Shares are entitled to receive dividends, if and when resolved upon by the general meeting of shareholders based on a respective proposal by the Board of Directors and provided that the Company disposes of sufficient freely distributable reserves. As of December 31, 2020, no dividends have been declared or paid since the Company’s inception.

Liquidation

The holders of the Common Shares are entitled to share ratably in the Company’s assets available for distribution to shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event.

11. Equity-based Compensation

Option and Grant Plans

In April 2015, the Company’s shareholders approved the 2015 Stock Option and Grant Plan, or the 2015 Plan, and in July 2016, the Company’s shareholders approved the 2016 Stock Option and Incentive Plan, or the 2016 Plan.  In May 2018, the Company’s shareholders approved the 2018 Stock Option and Incentive Plan, or the 2018 Plan (collectively, the “Plans”). Subsequent to the IPO, no further options were granted under the 2015 Plan. The Plans provide for the issuance of equity awards in the form of restricted shares, options to purchase Common Shares which may constitute incentive stock options, or ISOs, or non-statutory stock options, or NSOs, unrestricted stock unit grants, and qualified performance and market-based awards to eligible employees, officers, directors, non-employee consultants and other key personnel. Terms of the equity awards, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the Plans. Options granted by the Company typically vest over four years and have a contractual life of ten years. Restricted stock unit grants typically vest over two to three years.

Equity-Based Compensation Expense

The Company recognized stock-based compensation expense totaling $66.0 million, $49.5 million, and $39.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. Stock‑based compensation expense by classification within the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$35,120	$23,273	$17,557
General and administrative	30,898	20,784	17,428
Loss from equity method investment	—	5,467	4,275
Total	$66,018	$49,524	$39,260

As of December 31, 2020, there was $132.5 million and $45.7 million of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, that is expected to be recognized over a weighted-average period of 2.8 and 2.1 years, respectively.

Stock Options

The fair value of each option issued to employees and non-employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2020	2019	2018
Options granted	2,182,773	2,832,784	2,209,597
Weighted-average exercise price	$68.91	$39.16	$51.73
Weighted-average grant date fair value	$42.28	$24.57	$33.82
Assumptions:
Expected volatility	69.2%	68.9%	71.9%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	0.6%	2.2%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes stock option activity under the Company’s equity award plans (intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	7,782,437	$31.30	8.2	$231,554
Granted	2,182,773	$68.91
Exercised	(1,517,735)	$23.53
Cancelled or forfeited	(345,495)	$41.61
Outstanding at December 31, 2020	8,101,980	$42.44	7.8	896,666
Exercisable at December 31, 2020	3,838,372	$30.43	7.0	$470,907
Vested and expected to vest at December 31, 2020	8,101,980	$42.44	7.8	$896,666

During 2020 and 2019, the Company did not grant stock option awards subject to performance-based or market-based vesting conditions. As of December 31, 2020, options to purchase 940,646 Common Shares subject to performance-based vesting conditions were vested, as performance conditions were achieved, and there were 81,387 options to purchase Common Shares subject to performance-based vesting conditions outstanding.

During 2017, the Company granted 150,000 options with market-based vesting conditions, of which 75% vest at the end of a three-year service period and 25% vest at the end of a four-year service period. Upon achieving a specified average stock price in prior years, the market condition was satisfied. Expense for the options is being recognized over the requisite service period. As of December 31, 2020, 112,500 of the stock options had vested.

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2020, 2019 and 2018 was $104.2 million, $42.2 million and $38.3 million, respectively.

Restricted Stock

The following table summarizes the restricted stock activity under the Company’s equity award plans:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2019	699,534	$56.53
Granted	437,670	77.92
Vested	(204,650)	42.92
Cancelled or forfeited	(38,462)	46.33
Unvested balance at December 31, 2020	894,092	$70.55

During the years ended December 31, 2020, 2019 and 2018, the total fair value of restricted stock vested was $21.6 million, $3.6 million and $11.3 million, respectively.

Award modifications

During the years ended December 31, 2020, 2019 and 2018, the Company modified the terms of certain equity awards held by departing employees, resulting in $0.6 million, $0.1 million, and $3.8 million of stock-based compensation expense, respectively.  During the year ended December 31, 2019, the Company modified the terms of certain equity awards held by non-employees. The modifications resulted in $2.9 million in stock-based compensation expense recorded during the period. For the year ended December 31, 2020 and 2018, there were no modification of options held by non-employees.

Employee Stock Purchase Plan

On July 19, 2016, the Company’s board of directors adopted its 2016 Employee Stock Purchase Plan, or the ESPP Plan, which was subsequently approved by its shareholders and became effective on October 19, 2016. The ESPP Plan authorizes the initial issuance of up to a total of 0.4 million shares of the Company’s common stock to participating employees. The Company activated its ESPP Plan on January 1, 2020.  Activity to date has not been material.

12. Net (Loss) Income Per Share Attributable to Common Shareholders

Basic net (loss) income per share is calculated by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is calculated by dividing the net (loss) income attributable to common shareholders by the weighted-average number of common share equivalents outstanding for the period, including any dilutive effect from outstanding stock options and warrants using the treasury stock method. The Company’s net (loss) income is net (loss) income attributable to common shareholders for all periods presented.

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods ended (in thousands, except per share amounts):

	Year ended December 31,
	2020	2019	2018

Net (loss) income	$(348,865)	$66,858	$(164,981)
Basic weighted-average common shares outstanding	65,949,672	54,392,304	47,964,368
Effect of potentially dilutive securities:
Outstanding options	—	2,406,962	—
Unvested restricted common shares	—	133,532	—
Diluted weighted-average common shares outstanding	65,949,672	56,932,798	47,964,368
Basic net (loss) income per common share	$(5.29)	$1.23	$(3.44)
Diluted net (loss) income per common share	$(5.29)	$1.17	$(3.44)

The Company did not include the securities in the following table in the computation of the net (loss) income per share calculations because the effect would have been anti-dilutive during each period:

	Year ended December 31,
	2020	2019	2018
Outstanding options	8,101,980	3,789,129	6,689,311
Unvested restricted common shares	894,092	108,625	327,342
ESPP	11,257	—	—
Total	9,007,329	3,897,754	7,016,653

13. 401(k) Savings Plan

The Company established a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) in November 2016. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company contributed $1.9 million, $1.1 million and $0.6 million to the 401(k) Plan for the year ended December 31, 2020, 2019 and 2018, respectively.

14. Income Taxes

The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions for the foreign parent and where foreign subsidiaries have been established.

Net loss before taxes

For the years ended December 31, 2020, 2019 and 2018, the (loss) income before provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic	$7,630	$9,155	$5,966
Foreign	(355,686)	58,151	(170,394)
Total	$(348,056)	$67,306	$(164,428)

The (provision for) benefit from income taxes consist of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current income taxes:
Federal	$(248)	$(423)	$(416)
State	(151)	(59)	(131)
Foreign	(1)	0	0
Total current income taxes	(400)	(482)	(547)
Deferred income taxes:
Federal	(409)	34	(6)
State	—	—	—
Foreign	—	—	—
Total deferred income taxes	(409)	34	(6)
Total income tax (provision) benefit	$(809)	$(448)	$(553)

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years Ended December 31,
	2020	2019	2018
Income tax expense at statutory rate	11.9%	9.3%	9.3%
State income tax, net of federal benefit	1.0%	(2.1)%	0.7%
Nondeductible expenses	0.1%	(0.1)%	0.0%
Foreign rate differential	(0.1)%	2.0%	(0.4)%
Statutory to US GAAP permanent differences	0.0%	0.1%	1.0%
Stock-based compensation	2.3%	(2.0)%	1.4%
Impact of deferred rate change	0.0%	(12.2)%	0.0%
Research credits	3.3%	(5.2)%	1.8%
Change in valuation allowance	(18.7)%	10.9%	(14.1)%
Effective income tax rate	(0.2%)	0.7%	(0.3%)

The federal statutory rate reflects the Switzerland mixed company service rate.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$84,531	$31,496
Accruals and reserves	4,785	2,868
Operating lease liabilities	16,782	14,214
Other deferred tax assets	1,517	28
Stock-based compensation	9,605	5,217
Deferred revenue	86	(20)
Research credit	19,526	7,150
Total deferred tax assets	136,832	60,953
Less valuation allowance	(116,640)	(45,913)
Net deferred tax assets	20,192	15,040
Deferred tax liabilities:
Depreciation	(6,778)	(3,901)
Operating lease assets	(13,776)	(11,068)
Intangible assets	(31)	(40)
Other deferred tax liabilities	(4)	(20)
Total deferred tax liabilities	(20,589)	(15,029)
Long term deferred taxes	$(397)	$11

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of worldwide operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its U.S. and non-U.S. deferred tax assets will not be realized. Accordingly, as of December 31, 2020 and 2019, the Company has provided a full valuation allowance against its net deferred tax assets in Switzerland, the United States and the U.K. for its TRACR subsidiary. The valuation allowance increased by $70.7 million during 2020, which is primarily attributable to increases in net operating loss carryforwards as a result of current year net losses.

As of December 31, 2020, the Company had available non-U.S. net operating loss carryforwards of $1,416.7 million of which $707.6 million relate to Switzerland, $707.6 million relate to the Canton of Zug, and $1.5 million relate to the Company’s wholly-owned subsidiary in the United Kingdom. The net operating losses generated in Switzerland and the Canton of Zug begin to expire in 2023 and the net operating losses generated in the United Kingdom can be carried forward indefinitely.

As of December 31, 2020, the Company had U.S. domestic federal research and development credit carryforwards of $13.9 million which expire in 2040 for federal purposes, which are net of uncertain tax positions of $7.5 million. As of December 31, 2020, the Company had U.S. domestic state research and development credit carryforwards of $6.9 million which begin to expire in 2034, which are net of uncertain tax positions of $4.5 million.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2020, the Company had gross unrecognized tax benefits of $12.0 million of which $11.0 million would favorably impact the effective tax rate if recognized. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate changes in gross unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$5,231	$1,595	$354
Increases for tax positions taken during current period	7,004	2,754	1,212
Increases for tax positions taken in prior periods	—	882	29
Decreases for tax positions taken during current period	—	—	—
Decreases for tax positions taken in prior periods	(268)	—	—
Balance at end of year	$11,967	$5,231	$1,595

The Company files income tax returns in the U.S. federal jurisdiction, Massachusetts and certain non-U.S. jurisdictions. The Company is subject to U.S. federal, Massachusetts and non-U.S. income tax examinations by authorities for tax years ending after December 31, 2016. Research credits generated in prior tax years that are closed for examination may still be adjusted upon future examination if they have or will be used in a future period. The Company is subject to income tax examinations by authorities in its non-U.S. jurisdictions for all years. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States, the impact of which was not material.

15. Selected Quarterly Financial Data (Unaudited)

The following table sets forth the Company’s quarterly financial data for the two years ended December 31, 2020.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$157	$44	$148	$370
Total operating expenses	73,743	80,733	92,547	108,131
Loss from operations	(73,586)	(80,689)	(92,399)	(107,761)
Net loss	(69,731)	(79,656)	(92,439)	(107,039)
Net loss per common share:
Basic	$(1.15)	$(1.30)	$(1.32)	$(1.50)
Diluted	$(1.15)	$(1.30)	$(1.32)	$(1.50)
Weighted-average common shares outstanding:
Basic	60,847,683	61,420,746	70,143,481	71,282,096
Diluted	60,847,683	61,420,746	70,143,481	71,282,096

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$328	$318	$211,928	$77,016
Total operating expenses	48,751	55,301	72,765	66,033
Loss from operations	(48,423)	(54,983)	139,163	10,983
Net (loss) income	(48,408)	(53,699)	138,423	30,542
Net (loss) income per common share:
Basic	$(0.93)	$(1.01)	$2.52	$0.53
Diluted	$(0.93)	$(1.01)	$2.40	$0.51
Weighted-average common shares outstanding:
Basic	52,093,208	53,188,041	54,829,057	57,395,839
Diluted	52,093,208	53,188,041	57,598,901	60,233,927

16. Related Party Transactions

Casebia

Prior to the termination of the joint venture, Casebia was a related party under ASC 850, Related Party Disclosures (“ASC 850”). Refer to Note 9, “Agreements with Bayer Healthcare LLC.”

Vertex

In the fourth quarter of 2018, upon becoming owners of record of more than 10% of the voting interest of the Company, Vertex became a related party under ASC 850. As of July 2, 2019, upon becoming owners of record of less than 10% of the voting interest of the Company, Vertex was no longer a related party under ASC 850.  Refer to Note 9, “Agreements with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries.”