Form 10-Q
period 2021-03-31
CRISPR Therapeutics AG
filed 2021-04-27
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, there were 75,768,936 shares of registrant’s common shares outstanding.

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

•

the actual or potential benefits of U.S. Food and Drug Administration, or FDA, designations, such as orphan drug, fast track and regenerative medicine advanced therapy, or such European equivalents, including Priority Medicines (PRIME) designation;

•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our plan to consolidate our U.S. offices in the greater Boston area into a single location and to build-out a cell-therapy manufacturing facility;
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
•

the closing of the transaction contemplated by the Amended and Restated Joint Development and Commercialization Agreement with Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited; and

•

potential impacts due to the coronavirus pandemic such as delays, interruptions or other adverse effects to clinical trials, delays in regulatory review, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the coronavirus pandemic on our business, financial condition and results of operations.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 16, 2021, and in other SEC filings.  You should not rely upon forward-looking statements as predictions of future events. Such forward-looking statements speak only as of the date of this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,126,059	$1,168,620
Marketable securities	680,144	521,713
Accounts receivable	150	144
Prepaid expenses and other current assets	26,006	26,143
Total current assets	1,832,359	1,716,620
Property and equipment, net	51,913	42,160
Intangible assets, net	167	180
Restricted cash	16,844	16,848
Operating lease assets	50,129	50,865
Other non-current assets	6,498	1,293
Total assets	$1,957,910	$1,827,966
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,072	$9,094
Accrued expenses	49,864	53,782
Deferred revenue, current	1,802	2,341
Accrued tax liabilities	3,356	10,473
Operating lease liabilities	12,063	11,362
Other current liabilities	2,933	7,207
Total current liabilities	83,090	94,259
Deferred revenue, non-current	11,776	11,776
Operating lease liabilities, net of current portion	49,408	50,067
Other non-current liabilities	8,138	7,630
Total liabilities	152,412	163,732
Commitments and contingencies, see Note 6
Shareholders’ equity:
Common shares, CHF 0.03 par value, 115,172,786 shares authorized at March 31, 2021 and December 31, 2020, 75,925,944 and 74,110,160 shares issued at March 31, 2021 and December 31, 2020, respectively, 75,730,628 and 73,914,844 shares outstanding at March 31, 2021 and December 31, 2020, respectively.	2,340	2,277
Treasury shares, at cost, 195,316 shares at March 31, 2021 and December 31, 2020.	(63)	(63)
Additional paid-in capital	2,490,421	2,235,679
Accumulated deficit	(686,739)	(573,576)
Accumulated other comprehensive loss	(461)	(83)
Total shareholders' equity	1,805,498	1,664,234
Total liabilities and shareholders’ equity	$1,957,910	$1,827,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Collaboration revenue	$202	$157
Grant revenue	337	—
Total revenue	539	157
Operating expenses:
Research and development	90,565	54,193
General and administrative	24,517	19,550
Total operating expenses	115,082	73,743
Loss from operations	(114,543)	(73,586)
Other income (expense):
Other income, net	1,955	4,232
Total other income (expense), net	1,955	4,232
Net loss before income taxes	(112,588)	(69,354)
Provision for income taxes	(575)	(377)
Net loss	(113,163)	(69,731)
Foreign currency translation adjustment	5	(25)
Unrealized loss on marketable securities	(383)	—
Comprehensive loss	$(113,541)	$(69,756)

Net loss per common share — basic	$(1.51)	$(1.15)
Basic weighted-average common shares outstanding	75,005,187	60,847,683
Net loss per common share — diluted	$(1.51)	$(1.15)
Diluted weighted-average common shares outstanding	75,005,187	60,847,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	60,783,799	1,847	250,226	(63)	1,162,345	(224,711)	7	939,425
Vesting of restricted shares	5,000	—	—	—	—	—	—	-
Exercise of vested options	83,406	3	—	—	1,385	—	—	1,388
Stock-based compensation expense	—	—	—	—	14,151	—	—	14,151
Issuance of common shares related to license agreement	17,830	—	(17,830)	—	889	—	—	889
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(69,731)	—	(69,731)
Balance at March 31, 2020	60,890,035	$1,850	232,396	$(63)	$1,178,770	$(294,442)	$(18)	$886,097

Balance at December 31, 2020	73,914,844	$2,277	195,316	$(63)	$2,235,679	$(573,576)	$(83)	$1,664,234
Issuance of common shares, net of issuance costs of $5.4 million	1,353,121	45	—	—	222,130	—	—	222,175
Vesting of restricted shares	109,355	3	—	—	—	—	—	3
Exercise of vested options, net of issuance costs of $1.5 million	342,051	15	—	—	9,769	—	—	9,784
Purchase of common stock under ESPP	11,257	—	—	—	751	—	—	751
Stock-based compensation expense	—	—	—	—	22,092	—	—	22,092
Other comprehensive loss	—	—	—	—	—	—	(378)	(378)
Net loss	—	—	—	—	—	(113,163)	—	(113,163)
Balance at March 31, 2021	75,730,628	$2,340	195,316	$(63)	$2,490,421	$(686,739)	$(461)	$1,805,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(113,163)	$(69,731)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,715	2,091
Equity-based compensation	22,092	14,151
Other income, non-cash	2,064	890
Changes in:
Accounts receivable	(6)	(25,018)
Prepaid expenses and other assets	(5,068)	29,659
Accounts payable and accrued expenses	(5,770)	(2,496)
Deferred revenue	(539)	(157)
Operating lease assets and liabilities	778	37
Other liabilities, net	(3,766)	(1,601)
Net cash used in operating activities	(100,663)	(52,175)
Investing activities:
Purchase of property, plant and equipment	(7,024)	(2,991)
Purchases of marketable securities	(323,975)	—
Maturities of marketable securities	163,101	—
Net cash used in investing activities	(167,898)	(2,991)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	214,592	-
Proceeds from exercise of options and ESPP contributions, net of issuance costs	11,399	1,132
Net cash provided by financing activities	225,991	1,132
Effect of exchange rate changes on cash	5	(25)
Decrease in cash	(42,565)	(54,059)
Cash, cash equivalents and restricted cash, beginning of period	1,185,468	948,812
Cash, cash equivalents and restricted cash, end of period	$1,142,903	$894,753
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$8,847	$1,340
Equity issuance costs in accounts payable and accrued expenses	$2,868	$39

	As of March 31,
Reconciliation to amounts within the condensed consolidated balance sheets	2021	2020
Cash and cash equivalents	$1,126,059	$889,712
Restricted cash	16,844	5,041
Cash, cash equivalents and restricted cash at end of period	1,142,903	894,753

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three-month interim periods ended March 31, 2021 and 2020.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, which are contained in the 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 16, 2021.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 16, 2021.

New Accounting Pronouncements – Recently Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at March 31, 2021 and December 31, 2020 (in thousands), which are recorded at fair value.  The table below excludes $494.2 million and $395.1 million of cash at March 31, 2021 and December 31, 2020, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Cash equivalents:
Money market funds	$629,357	$—	$—	$629,357
Corporate debt securities	2,533	1	(2)	2,532
Certificates of deposit	—	—	—	—
Commercial paper	—	—	—	—
Total cash equivalents	631,890	1	(2)	631,889
Marketable securities:
U.S. Treasury securities	—	—	—	—
Corporate debt securities	536,144	37	(551)	535,630
Certificates of deposit	54,273	—	—	54,273
Government-sponsored enterprise securities	3,120	—	(1)	3,119
Commercial paper	87,120	2	—	87,122
Total marketable securities	680,657	39	(552)	680,144
Total cash equivalents and marketable securities	$1,312,547	$40	$(554)	$1,312,033
December 31, 2020
Cash equivalents:
Money market funds	$742,958	$—	$—	$742,958
Corporate debt securities	2,526	1	(24)	2,503
Certificates of deposit	12,527	—	—	12,527
Commercial paper	15,549	—	—	15,549
Total cash equivalents	773,560	1	(24)	773,537
Marketable securities:
U.S. Treasury securities	47,976	3	—	47,979
Corporate debt securities	324,569	43	(156)	324,456
Certificates of deposit	25,162	—	—	25,162
Government-sponsored enterprise securities	33,738	5	(2)	33,741
Commercial paper	90,375	—	—	90,375
Total marketable securities	521,820	51	(158)	521,713
Total cash equivalents and marketable securities	$1,295,380	$52	$(182)	$1,295,250

As of March 31, 2021 and December 31, 2020, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $473.7 million and $280.3 million, respectively. As of March 31, 2021 and December 31, 2020, no marketable securities were in an unrealized loss position for more than twelve months. The Company has recorded a net unrealized loss of $0.4 million during the three months ended March 31, 2021 related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss. No unrealized losses related to debt securities were recorded during the three months ended March 31, 2020.

The Company determined that there is no material credit risk associated with   the above investments as of March 31, 2021. As such, an allowance for credit losses was not recognized. As of March 31, 2021, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis. No available-for-sale debt securities held as of March 31, 2021 had remaining maturities greater than two years.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at
	March 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$494,170	$494,170	$—	$—
Money market funds	629,357	629,357	—	—
Corporate debt securities	2,532	—	2,532	—
Certificates of deposit	—	—	—	—
Commercial paper	—	—	—	—
Marketable securities:
U.S. Treasury securities	—	—	—	—
Corporate debt securities	535,630	—	535,630	—
Certificates of deposit	54,273	—	54,273	—
Government-sponsored enterprise securities	3,119	—	3,119	—
Commercial paper	87,122	—	87,122	—
Other non-current assets	2,212	—	—	2,212
Total	$1,808,415	$1,123,527	$682,676	$2,212
	Fair Value Measurements at
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$395,083	$395,083	$—	$—
Money market funds	742,958	742,958	—	—
Corporate debt securities	2,503	—	2,503	—
Certificates of deposit	12,527	—	12,527	—
Commercial paper	15,549	—	15,549	—
Marketable securities:
U.S. Treasury securities	47,979	—	47,979	—
Corporate debt securities	324,456	—	324,456	—
Certificates of deposit	25,162	—	25,162	—
Government-sponsored enterprise securities	33,741	—	33,741	—
Commercial paper	90,375	—	90,375	—
Other non-current assets	600	—	—	600
Total	$1,690,933	$1,138,041	$552,292	$600

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

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Computer equipment	$1,472	$727
Furniture, fixtures and other	3,420	3,416
Laboratory equipment	27,956	25,353
Leasehold improvements	25,977	25,473
Construction work in process	16,969	8,366
Total property and equipment, gross	75,794	63,335
Accumulated depreciation	(23,881)	(21,175)
Total property and equipment, net	$51,913	$42,160

Depreciation expense for the three months ended March 31, 2021 and 2020 was $2.7 million and $2.1 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Payroll and employee-related costs	$11,565	$22,402
Research costs	22,034	21,684
Licensing fees	930	1,401
Professional fees	1,874	1,670
Intellectual property costs	5,229	3,625
Accrued property and equipment	6,869	2,835
Other	1,363	165
Total	$49,864	$53,782

6. Commitments and Contingencies

Future Lease Commitments

The Company has entered into certain leasing commitments for which right of use assets and right of use liabilities are not reflected on the consolidated balance sheet as the leases have not yet commenced.

In November 2019, the Company, together with one of its partners, committed to making $3.9 million in annual rental payments to a clinical manufacturing organization under a lease arrangement for a five-year period following commencement of the lease arrangement. The lease arrangement is expected to commence in the second quarter of 2021 and all payments will be split equally between the Company and its partner.

In July 2020, the Company entered into a lease agreement for an office and laboratory facility in Boston, Massachusetts, or the 2020 Boston Lease. In accordance with ASC 842, Leases, lease commencement for the 2020 Boston Lease is expected in the second half of 2021.  Rent commencement is expected in the first half of 2022. In connection therewith, the Company has committed to making at least $292.5 million in rental payments over a lease term of 152 months. The Company is also obligated to make certain future payments related to the construction of leasehold improvements.

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

Letters of Credit

As of March 31, 2021, the Company had restricted cash of $16.8 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account. The cash deposit is recorded in restricted cash in the accompanying condensed consolidated balance sheet as of March 31, 2021.

Research, Manufacturing, License and Intellectual Property Agreements

The Company has engaged several research institutions and companies to identify new delivery strategies and applications of the Company’s gene-editing technology. The Company is also a party to a number of license agreements which require significant upfront payments and may be required to make future royalty payments and potential milestone payments from time to time. In addition, the Company is also a party to intellectual property agreements, which require maintenance and milestone payments from time to time. Further, the Company is a party to a number of manufacturing agreements that require upfront payments for the future performance of services.

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

In connection with the execution of the 2019 Collaboration Agreement, the Company and Vertex entered into a second amendment to the 2015 Collaboration Agreement, or Amendment No. 2. Among other things, Amendment No. 2 modified certain definitions and provisions of the 2015 Collaboration Agreement to make them consistent with the 2019 Collaboration Agreement and set forth the number and identity of the collaboration targets under the 2015 Collaboration Agreement. The Company and Vertex agreed that one of the four remaining options under the 2015 Collaboration Agreement, as amended, would not be exercised; instead, the Company reacquired the exclusive rights and agreed to conduct research and development activities for the specified target. Vertex will have the option to co-develop and co-commercialize the specified target upon IND filing in exchange for payment of 50% of research and development costs incurred by the Company from the effective date of the agreement through IND filing. If Vertex does not exercise its option to co-develop and co-commercialize the specified target, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit royalties on future net sales.

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

The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained as of March 31, 2021. The Company will re-evaluate the transaction price in each reporting period.

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

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the Vertex Agreements for the three months ended March 31, 2021 and 2020, respectively, was not material.

As of March 31, 2021 and December 31, 2020, there was $0.2 million and $0.4 million of current deferred revenue related to the collaboration with Vertex. As of March 31, 2021, there was $11.8 million of non-current deferred revenue related to the collaboration with Vertex, which is unchanged from December 31, 2020. The transaction price allocated to the remaining performance obligations was $11.8 million.

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

Each of the remaining milestones are fully constrained as of March 31, 2021. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $19.9 million and $9.1 million of research and development expense related to the Vertex Agreements, respectively. Research and development expense for the three months ended March 31, 2021 and 2020 was net of $10.6 million and $5.5 million of reimbursements from Vertex, respectively.

Accounting Analysis under ASC 730

In connection with the 2019 Agreements, the Company and Vertex agreed that one of the four remaining options under the 2015 Agreements, as amended, would not be exercised; instead, the Company will conduct research and development activities for a specified target. Vertex will have the option to co-develop and co-commercialize the specified target upon IND filing in exchange for payment of 50% of research and development costs incurred by the Company from the effective date of the agreement through IND filing. If Vertex does not exercise its option to do so within a specified time period, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit royalties on future net sales.

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

Accounting Analysis

Accounting for the 2015 Casebia Agreements

Transactions under the 2015 Casebia Agreements ceased on the effective date of the 2019 Casebia Agreements. There was no financial impact of the 2015 Casebia Agreements for the three months ended March 31, 2021 and 2020.

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

The Company determined that the 2019 Option Agreement should be accounted for under ASC 730-20, Research and Development Expense. This determination was based on the fact that the financial risk associated with the research and development has been transferred to the Company because repayment of any of the funds provided by Bayer depends solely on the results of the research and development having a future economic benefit. The Company further determined that it had two separate obligations under the 2019 Option Agreements, which consist of (i) research and development services and (ii) future delivery of up to two options for products in defined fields. The relative fair value of the obligations was determined to be $20.2 million and $4.8 million, respectively. As the Company has accounted for its obligations as a contract to perform research and development for others, with respect to the obligation to perform research and development services the Company will recognize an offset to research and development expense as the research is performed and, with respect to the future delivery of up to two option for products in defined fields, at the earlier of option exercise (at or near IND application filing), expiration, or when commercially reasonable efforts to progress the program have been exhausted.

During the three months ended March 31, 2021 and 2020, the Company recorded a benefit of $4.3 million and $1.9 million, respectively, to research and development expense for qualifying expenses incurred under the 2019 Option Agreement. As of March 31, 2021 and December 31, 2020, the Company has recorded $2.7 million and $7.0 million, respectively, in other current liabilities relating to certain research and development obligations to be satisfied within one year of the balance sheet date. As of March 31, 2021, the Company has recorded $4.8 million in other long-term liabilities consisting of the previously allocated value of such obligations to be satisfied beyond one year from the balance sheet date as well as the relative fair value of the options, which is unchanged from December 31, 2020.

8. Share Capital

The Company had 115,172,786 authorized common shares as of March 31, 2021, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of
Type of Share Capital	Conditional Capital	March 31, 2021	December 31, 2020
Common shares	Registered share capital	80,321,227	75,133,951
Common shares	Authorized share capital	14,125,426	17,625,426
Common shares	Conditional share capital - Bonds or similar debt instruments	4,919,700	4,919,700
Common shares	Conditional share capital - Employee benefit plans	15,806,433	17,493,709
	Total	115,172,786	115,172,786

At-the-Market Offerings

In August 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies under which the Company was able to offer and sell, from time to time at its sole discretion through Jefferies, as its sales agent, its common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In August 2019, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $200.0 million, or the 2019 ATM. During the year ended December 31, 2020, the Company issued and sold an aggregate of 2.2 million common shares under the 2019 ATM at an average price of $89.47 per share for aggregate proceeds of $195.5 million, which were net of equity issuance costs of $4.5 million.

In December 2020, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $350.0 million, or the 2020 ATM. During the year ended December 31, 2020, the Company issued and sold an aggregate of 1.8 million common shares under the 2020 ATM at an average price of $169.57 per share for aggregate proceeds of $298.0 million, which were net of equity issuance costs of $4.5 million. Additional equity issuance costs for stamp taxes related to shares sold in 2020 related to the 2019 ATM and 2020 ATM were $4.9 million, of which $4.0 million was payable as of December 31, 2020.

In January 2021, the Company issued and sold under the 2020 ATM an aggregate of 0.3 million common shares at an average price of $162.46 per share with aggregate proceeds of $46.7 million, which were net of equity issuance costs of $0.7 million. An additional $0.5 million of stamp taxes on this amount was payable as of March 31, 2021.

In January 2021, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or the 2021 ATM.  As of March 31, 2021, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes on this amount was payable as of March 31, 2021.

July 2020 Offering

In July 2020, the Company sold 7.4 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share for aggregate net proceeds of $484.8 million, which were net of equity issuance costs and stamp tax of $32.5 million.

9. Stock-based Compensation

During the three months ended March 31, 2021, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$12,845	$7,362
General and administrative	9,247	6,789
Total	$22,092	$14,151

Stock option activity

The following table summarizes stock option activity for the three months ended March 31, 2021:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2020	8,101,980	$42.44
Granted	882,558	139.05
Exercised	(342,471)	33.12
Cancelled or forfeited	(69,404)	43.31
Outstanding at March 31, 2021	8,572,663	$52.76
Exercisable at March 31, 2021	3,962,897	$31.48
Vested and expected to vest at March 31, 2021	8,572,663	$52.76

As of March 31, 2021, total unrecognized compensation expense related to stock options was $191.3 million, which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

Restricted stock activity

The following table summarizes restricted stock activity for the three months ended March 31, 2021:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2020	894,092	$70.55
Granted	278,645	136.16
Vested	(109,355)	40.64
Cancelled or forfeited	(11,003)	57.94
Unvested balance as of March 31, 2021	1,052,379	$91.16

As of March 31, 2021, total unrecognized compensation expense related to unvested restricted common shares was $76.5 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.8 years.

10. Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of common share equivalents outstanding for the period, including any dilutive effect from outstanding stock options and warrants using the treasury stock method. The Company’s net loss is net loss attributable to common shareholders for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2021	2020
Outstanding options	8,572,663	8,495,315
Unvested restricted common shares	1,052,379	967,060
ESPP	10,594	—
Total	9,635,636	9,462,375

11. Income Taxes

During the three months ended March 31, 2021 and 2020, the Company recorded an income tax provision of $0.6 million and $0.4 million, respectively, representing an effective tax rate of -0.5% and -0.5%, respectively. The income tax provision is primarily attributable to the year-to-date pre-tax income earned by the Company’s U.S. subsidiary. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings and losses that are not benefited. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable. As a result, the Company has not recognized a tax benefit related to losses generated in Switzerland in the current periods. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States, the impact of which was not material.

12. Subsequent Events

As described in Note 7, in December 2017, the Company and Vertex entered into the JDA pursuant to which the parties agreed to, among other things, co-develop and co-commercialize CTX001 and other product candidates specified in the JDA.

On April 16, 2021, the Company and Vertex agreed to amend and restate the JDA and entered into an Amended and Restated Joint Development and Commercialization Agreement (the “A&R JDCA”), pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder; (b) adjust the allocation of net profits and net losses between the parties with respect to CTX001 only; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CTX001) that may be researched, developed, manufactured and commercialized under such agreement.

The A&R JDCA includes, among other things, provisions relating to the following:

Governance; Activities. The Company and Vertex will establish the following committees: (i) a joint oversight committee to provide high-level oversight and (ii) a transition committee to provide for forum planning, discussing and sharing information regarding certain transition activities until completion of such activities. Effective as of the closing of the transaction contemplated by the A&R JDCA, the previously established collaboration strategy team and all working groups established by such team will be disbanded. Each of the committees will contain an equal number of representatives from each of the Company and Vertex.  The A&R JDCA provides that, subject to the terms and conditions of such agreement, Vertex will have the right to conduct all research, development, manufacturing and commercialization activities relating to the specified product candidates and products (including CTX001) throughout the world subject to the Company’s reserved right to conduct certain activities. The Company continues to participate in certain aspects of such activities in an observer capacity unless and to the extent otherwise agreed to by the parties.

Financial Terms. In connection with the closing of the transaction contemplated by the A&R JDCA, the Company will receive a $900 million up-front payment from Vertex and a one-time $200 million milestone payment upon receipt by Vertex of the first marketing approval of the initial product candidate from the U.S. Food and Drug Administration or the European Commission. The net profits and net losses, as applicable, incurred under the A&R JDCA with respect to all product candidates and products specified in the A&R JDCA other than CTX001 shall be shared equally between the Company and Vertex.  With respect to CTX001 only, the net profits and net losses, as applicable, incurred under the A&R JDCA through July 1, 2021 (or such applicable later date in the event HSR clearance has not been received by October 1, 2021) in connection with the initial shared product (i.e., CTX001) will be shared equally between the Company and Vertex, and beginning July 1, 2021 (or such applicable later date in the event HSR clearance has not been received by October 1, 2021), the net profits and net losses, as applicable, incurred under the A&R JDCA will be allocated 40% to the Company and 60% to Vertex.

Termination. Either party can terminate the A&R JDCA upon the other party’s material breach, subject to specified notice and cure provisions, or, in the case of Vertex, in the event that the Company becomes subject to specified bankruptcy, winding up or similar circumstances. Either party may terminate the A&R JDCA in the event the other party commences or participates in any action or proceeding challenging the validity or enforceability of any patent that is licensed to such challenging party pursuant to the A&R JDCA. Vertex also has the right to terminate the A&R JDCA for convenience at any time after giving prior written notice.

If circumstances arise pursuant to which a party would have the right to terminate the A&R JDCA on account of an uncured material breach, such party may elect to keep the A&R JDCA in effect and cause such breaching party to be treated as if it had exercised its opt-out rights with respect to the products associated with such uncured material breach (described below) and the royalties payable to the breaching party would be reduced by a specified percentage.

Opt-Out Rights. Either party may opt out of the development of a product candidate under the A&R JDCA after predetermined points in the development of the product candidate, on a candidate-by-candidate basis. In the event of such opt-out, the party opting-out will no longer share in the net profits and net losses associated with such product candidate and, instead, the opting-out party will be entitled to high single to mid-teen percentage royalties on the net sales of such product, if commercialized.

The closing of the transaction contemplated by the A&R JDCA is subject to certain conditions including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and any other required antitrust clearance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or the SEC, on February 16, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and impact and potential impacts on our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Special Note About Coronavirus (COVID-19)

Since March 2020, we have been evaluating the actual and potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the coronavirus pandemic, we have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business operations, and/or associated timelines. As we gradually return to work in accordance with state and local regulations, we maintain temporary work-from-home procedures for all employees other than for those personnel and contractors who perform essential activities that must be completed on-site. If negative developments relating to the coronavirus pandemic continue, including as a result of a continued so-called “resurgence” or additional “waves”, we may be required to restrict on-site staff at our offices and laboratories again and at times have limited access to our offices on a temporary and intermittent basis; with respect to our hemoglobinopathies clinical trials, we may elect to pause patient dosing in certain of our trials again if ICU beds and related healthcare resources become significantly constrained again or governmental authorities impose additional business or travel restrictions; with respect to our immuno-oncology clinical trials, investigators participating in our clinical trials may not want to take the risk of exposing cancer patients to the coronavirus since the dosing of patients is conducted within an in-patient setting; and certain aspects of our supply chain could be disrupted if our third party suppliers and manufacturers paused their operations again in response to such negative developments and/or as a result of national and local regulations. The ultimate impact of the coronavirus pandemic on our business operations remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

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

Our Programs

We have established a portfolio of therapeutic programs across a broad range of disease areas including hemoglobinopathies, oncology, regenerative medicine and rare diseases.

Our lead product candidate, CTX001, is an investigational, autologous, gene-edited hematopoietic stem cell therapy that is being evaluated for the treatment of transfusion-dependent beta thalassemia, or TDT, and severe sickle cell disease, or SCD. CTX001 is being developed under a joint development and commercialization agreement between us and Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex. Please see Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information regarding this collaboration.

We and Vertex are investigating CTX001 in an ongoing Phase 1/2 open-label clinical trial, CLIMB THAL-111, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT. In the fourth quarter of 2019, we expanded the TDT patient population for CTX001 to include beta zero/beta zero subtypes. The first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the trial opened for concurrent dosing. CLIMB THAL-111 is designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted Regenerative Medicine Advanced Therapy, or RMAT, designation, as well as Fast Track Designation and Rare Pediatric Disease designation by the U.S. Food and Drug Administration, or FDA, for the treatment of TDT. In addition, CTX001 for the treatment of TDT has received orphan drug designation, or ODD, by the FDA and European Commission; and CTX001 has been granted Priority Medicines (PRIME) designation by the European Medicines Agency for the treatment of TDT. In the fourth quarter of 2020, we released updated clinical data from the first seven patients with TDT treated with CTX001 during the Scientific Plenary Session at the ASH Annual Meeting and Exposition.

We and Vertex are also investigating CTX001 in an ongoing Phase 1/2 open-label clinical trial, CLIMB SCD-121, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with severe SCD. Similar to the trial in TDT, the first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the trial opened for concurrent dosing. CLIMB SCD-121 is designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted RMAT Designation, as well as Fast Track Designation and Rare Pediatric Disease designation by the FDA for the treatment of SCD. In addition, CTX001 for the treatment of SCD has received ODD by the FDA and European Commission; and CTX001 has been granted Priority Medicines (PRIME) designation by the European Medicines Agency for the treatment of SCD. In the fourth quarter of 2020, we released updated clinical data from the first three patients with SCD treated with CTX001 during the Scientific Plenary Session at the ASH Annual Meeting and Exposition.

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

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex pursuant to which, among other things, we are co-developing and preparing to co-commercialize CTX001 for TDT and SCD. On April 16, 2021 we and Vertex agreed to amend and restate our existing joint development and commercialization agreement, pursuant to which, among other things, we will continue to develop and prepare to commercialize CTX001 for TDT and SCD in partnership with Vertex, subject to, among other things, certain adjustments to the governance structure for the collaboration and responsibilities of the parties. Please see Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information. In addition, in June 2019, we entered into a strategic collaboration and license agreement for the development and commercialization of products for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1.

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

Refer to Note 9 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021 for a description of the key terms of our arrangement with ViaCyte. Refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Vertex and Bayer.

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

Our revenue to date has been primarily derived from collaborations with partners. We were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and the gain from consolidating Casebia, but we do not expect to sustain our profitability in future years. With the exception of the year ended December 31, 2019, we have incurred significant net operating losses each year since our inception and we expect to continue to incur net operating losses for the foreseeable future. As of March 31, 2021, we had $1,806.2 million in cash, cash equivalents and marketable securities and an accumulated deficit of $686.7 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; develop manufacturing infrastructure; and incur additional costs associated with operating as a public company. In addition, we expect to spend significantly more on capital expenditures than we have historically incurred in order to construct and build out our new U.S. headquarters for research and development in Boston, Massachusetts, and our cell therapy manufacturing facility in Framingham, Massachusetts. Please refer to Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021 for more information about these facilities.

Revenue

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the three months ended March 31, 2021 and 2020 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021, as well as Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Except for activities we perform in connection with our collaboration with Vertex and ViaCyte, as well as in connection with the Bayer Transaction, we do not track research and development costs on a program-by-program basis.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Period to Period
	2021	2020	Change
Revenue:
Collaboration revenue	$202	$157	$45
Grant revenue	337	—	337
Total revenue	539	157	382
Operating expenses:
Research and development	90,565	54,193	36,372
General and administrative	24,517	19,550	4,967
Total operating expenses	115,082	73,743	41,339
Loss from operations	(114,543)	(73,586)	(40,957)
Other income, net	1,955	4,232	(2,277)
Net loss before income taxes	(112,588)	(69,354)	(43,234)
Provision for income taxes	(575)	(377)	(198)
Net loss	$(113,163)	$(69,731)	$(43,432)

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2021 and 2020, respectively, was not material. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $90.6 million for the three months ended March 31, 2021, compared to $54.2 million for the three months ended March 31, 2020. The increase of approximately $36.4 million was primarily attributable to the following:

•

$14.0 million of increased employee compensation, benefit and other headcount related expenses, of which $5.5 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$17.9 million of increased variable research and development costs; and,
•	$6.3 million of increased facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $24.5 million for the three months ended March 31, 2021, compared to $19.5 million for the three months ended March 31, 2020. The increase of approximately $5.0 million was primarily attributable to the following:

•

$3.9 million of increased employee compensation, benefit and other headcount related expenses, of which $2.5 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth; and,

•	$0.9 million of increased intellectual property costs.

Other Income, Net

Other income was $2.0 million for the three months ended March 31, 2021, compared to $4.2 million of income for the three months ended March 31, 2020. The change was primarily due to interest income earned on cash, cash equivalents and marketable securities for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents and marketable securities of approximately $1,806.2 million, of which approximately $800.2 million was held outside of the United States.

In August 2019, we entered into a Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In December 2020, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $350.0 million, or the 2020 ATM. In January 2021, we issued and sold under the 2020 ATM an aggregate of 0.3 million common shares at an average price of $162.46 per share with aggregate proceeds of $46.7 million, which were net of equity issuance costs of $0.7 million. An additional $0.5 million of stamp taxes on this amount was payable at March 31, 2021.

In January 2021, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $600.0 million. As of March 31, 2021, we have issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes on this amount was payable at March 31, 2021.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception, and as of March 31, 2021, we had an accumulated deficit of $686.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs, including costs associated with operating as a public company. We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical and clinical activities and initiate preclinical studies to support initial drug applications. We also anticipate that we will incur significant capital expenditures as we develop our manufacturing infrastructure and facilities.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Three Months Ended March 31,		Period to Period
	2021	2020	Change
Net cash used in operating activities	$(100,663)	$(52,175)	$(48,488)
Net cash used in investing activities	(167,898)	(2,991)	(164,907)
Net cash provided by financing activities	225,991	1,132	224,859
Effect of exchange rate changes on cash	5	(25)	30
Net increase decrease in cash	$(42,565)	$(54,059)	$11,494

Net Cash Used in Operating Activities

Net cash used in operating activities was $100.7 million for the three months ended March 31, 2021, compared to cash used in operating activities of $52.2 million for the three months ended March 31, 2020. The $48.5 million increase in cash used in operating activities was primarily driven by the increase in net loss of $43.4 million, which was driven by increased spending in our clinical and pre-clinical stage programs and increased payroll and payroll-related expenses to support overall growth, as well as a $14.8 million decrease in net changes of operating assets and liabilities. The increase was offset by $9.7 million increase of non-cash expense related primarily to stock compensation and depreciation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $167.9 million, compared to $3.0 million for the three months ended March 31, 2020. The increase in net cash used in investing activities consisted primarily of purchases of marketable securities and property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $226.0 million, compared with $1.1 million for the three months ended March 31, 2020. The net cash provided by financing activities for the three months ended March 31, 2021 consisted of option exercise proceeds, net of issuance costs.  Additionally, 1.4 million common shares were issued in connection with our Open Market Sale AgreementSM, which resulted in $222.1 million of net cash proceeds, after deducting $3.1 million in equity issuance costs, excluding $2.2 million of stamp taxes which were accrued as of March 31, 2021.

Contractual Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

We believe that our most critical accounting policies are those relating to revenue recognition, variable interest entities and equity-based compensation, and there have been no changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021.

Recent Accounting Pronouncements

Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $1,806.2 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we are from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, our intellectual property estate (including certain in-licensed intellectual property), commercial arrangements and other matters.  Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office and the European Patent Office involving our intellectual property estate including certain in-licensed intellectual property. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.

There have been no material developments with respect to the legal proceedings previously disclosed in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 16, 2021.

Item 1A. Risk Factors.

We are updating and supplementing our risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021 to add the following new risk factor:

We may not complete the pending transaction with Vertex within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial condition and operations.

In December 2017, we entered into a Joint Development and Commercialization Agreement with Vertex, or the JDA, to, among other things, co-develop and co-commercialize CTX001 and other product candidates specified in the JDA. On April 16, 2021, we and Vertex agreed to amend and restate the JDA and entered into an Amended and Restated Joint Development and Commercialization Agreement, or the A&R JDCA. In connection with the closing of the transaction contemplated by the A&R JDCA, we will receive a $900 million up-front payment from Vertex and will also be entitled to receive a one-time $200 million milestone payment upon the achievement of a regulatory milestone.

The closing of the transaction contemplated by the A&R JDCA is subject to certain conditions including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and any other required antitrust clearance. As a result, we cannot assure you that the transaction with Vertex will be completed, or that, if completed, it will be within the expected time frame.

If the transaction does not close within the expected time frame or at all, we may be subject to a number of material risks. The price of our common shares may decline to the extent that current market prices reflect a market assumption that the transaction will be completed. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with Vertex. In addition, if the transaction does not close or closing is delayed, we may incur additional costs and be required to devote additional resources to the development of CTX001.

There have been no other material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 16, 2021. Please refer to the complete Part I, Item 1A of our Annual Report for additional risks and uncertainties we are facing that may have a material adverse effect on our business prospects, financial condition and results of operations.

Item 5. Other Information.

As disclosed in our Current Report on Form 8-K filed with the SEC on April 20, 2021 and described in Note 12 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, on April 16, 2021, we entered into an Amended and Restated Joint Development and Commercialization Agreement, or the A&R JDCA, pursuant to which we and Vertex agreed to amend and restate our current joint development and collaboration agreement to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder; (b) adjust the allocation of net profits and net losses between the parties with respect to CTX001 only; and (c) exclusively license (subject to our reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CTX001) that may be researched, developed, manufactured and commercialized under such agreement. The closing of the transaction contemplated by the A&R JDCA is subject to certain conditions including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and any other required antitrust clearance.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document

10.1*#	Lease, dated May 5, 2020, by and between CRISPR Therapeutics, Inc. and CRP/KING 33 NY AVE. OWNER, L.L.C.

10.2*#	First Amendment to Lease dated December 2, 2020, by and between CRISPR Therapeutics, Inc. and CRP/KING 33 NY AVE. OWNER, L.L.C.

10.3*†	First Amendment to the Strategic Collaboration and License Agreement dated March 17, 2021, between CRISPR Therapeutics AG and Vertex Pharmaceuticals Incorporated.

10.4*†#

Amended and Restated Joint Development and Commercialization Agreement between, on the one hand, Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited, and on the other hand, CRISPR Therapeutics AG, CRISPR Therapeutics Limited, CRISPR Therapeutics, Inc., and TRACR Hematology Ltd., dated as of April 16, 2021.

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

†	Certain portions of this exhibit have been omitted because they are not material and the registrant customarily and actually treats that information as private or confidential.
#

Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601 of Regulation S-K. The registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRISPR Therapeutics AG

Dated: April 27, 2021	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: April 27, 2021	By:	/s/ Michael Tomsicek
Michael Tomsicek
Chief Financial Officer
(Principal Financial Officer)