Form 10-Q
period 2021-06-30
CRISPR Therapeutics AG
filed 2021-07-29
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 27, 2021, there were 76,201,185 shares of registrant’s common shares outstanding.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries.

“CRISPR Therapeutics®” standard character mark and design logo, “CTX001TM,” “CTX110TM,” “CTX120TM,” and “CTX130TM” are trademarks and registered trademarks of CRISPR Therapeutics AG. All other trademarks and registered trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,646,646	$1,168,620
Marketable securities	942,800	521,713
Accounts receivable	150	144
Prepaid expenses and other current assets	31,347	26,143
Total current assets	2,620,943	1,716,620
Property and equipment, net	75,414	42,160
Intangible assets, net	153	180
Restricted cash	18,071	16,848
Operating lease assets	179,381	50,865
Other non-current assets	5,557	1,293
Total assets	$2,899,519	$1,827,966
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,145	$9,094
Accrued expenses	67,101	53,782
Deferred revenue, current	2,071	2,341
Accrued tax liabilities	4,463	10,473
Operating lease liabilities	15,875	11,362
Other current liabilities	268	7,207
Total current liabilities	99,923	94,259
Deferred revenue, non-current	11,775	11,776
Operating lease liabilities, net of current portion	175,329	50,067
Other non-current liabilities	8,697	7,630
Total liabilities	295,724	163,732
Commitments and contingencies, see Note 6
Shareholders’ equity:
Common shares, CHF 0.03 par value, 145,364,335 and 115,172,786 shares authorized at June 30, 2021 and December 31, 2020, respectively, 76,273,769 and 74,110,160 shares issued at June 30, 2021 and December 31, 2020, respectively, 76,078,453 and 73,914,844 shares outstanding at June 30, 2021 and December 31, 2020, respectively.	2,352	2,277
Treasury shares, at cost, 195,316 shares at June 30, 2021 and December 31, 2020.	(63)	(63)
Additional paid-in capital	2,529,649	2,235,679
Retained earnings (deficit)	72,486	(573,576)
Accumulated other comprehensive loss	(629)	(83)
Total shareholders' equity	2,603,795	1,664,234
Total liabilities and shareholders’ equity	$2,899,519	$1,827,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$900,202	$44	$900,404	$201
Grant revenue	499	—	836	—
Total revenue	900,701	44	901,240	201
Operating expenses:
Research and development	108,277	59,380	198,842	113,573
General and administrative	29,806	21,353	54,323	40,903
Total operating expenses	138,083	80,733	253,165	154,476
Income (loss) from operations	762,618	(80,689)	648,075	(154,275)
Other income:
Other income, net	750	1,412	2,705	5,644
Total other income, net	750	1,412	2,705	5,644
Net income (loss) before income taxes	763,368	(79,277)	650,780	(148,631)
Provision for income taxes	(4,143)	(379)	(4,718)	(756)
Net income (loss)	759,225	(79,656)	646,062	(149,387)
Foreign currency translation adjustment	5	(3)	10	(28)
Unrealized loss on marketable securities	(173)	—	(556)	—
Comprehensive income (loss)	$759,057	$(79,659)	$645,516	$(149,415)

Net income (loss) per common share — basic	$10.01	$(1.30)	$8.57	$(2.44)
Basic weighted-average common shares outstanding	75,826,594	61,420,746	75,418,160	61,134,214
Net income (loss) per common share — diluted	$9.44	$(1.30)	$8.03	$(2.44)
Diluted weighted-average common shares outstanding	80,449,956	61,420,746	80,458,855	61,134,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	60,783,799	1,847	250,226	(63)	1,162,345	(224,711)	7	939,425
Vesting of restricted shares	5,000	—	—	—	—	—	—	-
Exercise of vested options	83,406	3	—	—	1,385	—	—	1,388
Stock-based compensation expense	—	—	—	—	14,151	—	—	14,151
Issuance of common shares related to license agreement	17,830	—	(17,830)	—	889	—	—	889
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(69,731)	—	(69,731)
Balance at March 31, 2020	60,890,035	$1,850	232,396	$(63)	$1,178,770	$(294,442)	$(18)	$886,097
Issuance of common shares, net of issuance costs of $3.1 million	1,238,453	38	—	—	82,151	—	—	82,189
Vesting of restricted shares	29,916	1	—	—	—	—	—	1
Exercise of vested options	394,101	11	(37,080)	—	6,334	—	—	6,345
Stock-based compensation expense	—	—	—	—	15,697	—	—	15,697
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(79,656)	—	(79,656)
Balance at June 30, 2020	62,552,505	1,900	195,316	(63)	1,282,952	(374,098)	(21)	910,670

Balance at December 31, 2020	73,914,844	$2,277	195,316	$(63)	$2,235,679	$(573,576)	$(83)	$1,664,234
Issuance of common shares, net of issuance costs of $5.4 million	1,353,121	45	—	—	222,130	—	—	222,175
Vesting of restricted shares	109,355	3	—	—	—	—	—	3
Exercise of vested options, net of issuance costs of $1.5 million	342,051	15	—	—	9,769	—	—	9,784
Purchase of common stock under ESPP	11,257	—	—	—	751	—	—	751
Stock-based compensation expense	—	—	—	—	22,092	—	—	22,092
Other comprehensive loss	—	—	—	—	—	—	(378)	(378)
Net loss	—	—	—	—	—	(113,163)	—	(113,163)
Balance at March 31, 2021	75,730,628	$2,340	195,316	$(63)	$2,490,421	$(686,739)	$(461)	$1,805,498
Issuance of common shares	—	—	—	—	—	—	—	—
Vesting of restricted shares	3,667	—	—	—	—	—	—	—
Exercise of vested options, net of issuance costs of $0.4 million	344,158	12	—	—	10,897	—	—	10,909
Stock-based compensation expense	—	—	—	—	28,331	—	—	28,331
Other comprehensive loss	—	—	—	—	—	—	(168)	(168)
Net income	—	—	—	—	—	759,225	—	759,225
Balance at June 30, 2021	76,078,453	$2,352	195,316	$(63)	$2,529,649	$72,486	$(629)	$2,603,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$646,062	$(149,387)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,368	4,283
Equity-based compensation	50,423	29,848
Other income, non-cash	4,417	889
Changes in:
Accounts receivable	(6)	66
Prepaid expenses and other assets	(9,470)	23,595
Accounts payable and accrued expenses	13,427	13,216
Deferred revenue	(271)	(201)
Operating lease assets and liabilities	1,259	(111)
Other liabilities, net	(5,870)	(3,652)
Net cash provided by (used in) operating activities	706,339	(81,454)
Investing activities:
Purchase of property, plant and equipment	(35,473)	(6,596)
Purchases of marketable securities	(715,982)	—
Maturities of marketable securities	289,921	—
Net cash used in investing activities	(461,534)	(6,596)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	213,267	83,021
Proceeds from exercise of options and ESPP contributions, net of issuance costs	21,167	7,616
Net cash provided by financing activities	234,434	90,637
Effect of exchange rate changes on cash	10	(28)
Increase (decrease) in cash	479,249	2,559
Cash, cash equivalents and restricted cash, beginning of period	1,185,468	948,812
Cash, cash equivalents and restricted cash, end of period	$1,664,717	$951,371
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$7,533	$2,585
Equity issuance costs in accounts payable and accrued expenses	$402	$1,009

	As of June 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2021	2020
Cash and cash equivalents	$1,646,646	$945,068
Restricted cash	18,071	6,303
Cash, cash equivalents and restricted cash at end of period	1,664,717	951,371

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and six-month interim periods ended June 30, 2021 and 2020.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 16, 2021.

New Accounting Pronouncements – Recently Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at June 30, 2021 and December 31, 2020 (in thousands), which are recorded at fair value.  The table below excludes $980.6 million and $395.1 million of cash at June 30, 2021 and December 31, 2020, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Cash equivalents:
Money market funds	$583,540	$—	$—	$583,540
Corporate debt securities	12,487	—	(2)	12,485
Certificates of deposit	21,005	—	—	21,005
Commercial paper	48,996	—	—	48,996
Total cash equivalents	666,028	—	(2)	666,026
Marketable securities:
U.S. Treasury securities	—	—	—	—
Corporate debt securities	801,145	85	(770)	800,460
Certificates of deposit	44,041	—	—	44,041
Government-sponsored enterprise securities	5,121	1	—	5,122
Commercial paper	93,177	—	—	93,177
Total marketable securities	943,484	86	(770)	942,800
Total cash equivalents and marketable securities	$1,609,512	$86	$(772)	$1,608,826
December 31, 2020
Cash equivalents:
Money market funds	$742,958	$—	$—	$742,958
Corporate debt securities	2,526	1	(24)	2,503
Certificates of deposit	12,527	—	—	12,527
Commercial paper	15,549	—	—	15,549
Total cash equivalents	773,560	1	(24)	773,537
Marketable securities:
U.S. Treasury securities	47,976	3	—	47,979
Corporate debt securities	324,569	43	(156)	324,456
Certificates of deposit	25,162	—	—	25,162
Government-sponsored enterprise securities	33,738	5	(2)	33,741
Commercial paper	90,375	—	—	90,375
Total marketable securities	521,820	51	(158)	521,713
Total cash equivalents and marketable securities	$1,295,380	$52	$(182)	$1,295,250

As of June 30, 2021 and December 31, 2020, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $622.6 million and $280.3 million, respectively. As of June 30, 2021 and December 31, 2020, no marketable securities were in an unrealized loss position for more than twelve months. The Company has recorded a net unrealized loss of $0.2 million and $0.6 million during the three and six months ended June 30, 2021, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss. No unrealized losses related to debt securities were recorded in net income (loss) during the three and six months ended June 30, 2021.

The Company determined that there is no material credit risk associated with the above investments as of June 30, 2021. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and six months ended June 30, 2021. No available-for-sale debt securities held as of June 30, 2021 had remaining maturities greater than two years.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at
	June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$980,620	$980,620	$—	$—
Money market funds	583,540	583,540	—	—
Corporate debt securities	12,485	—	12,485	—
Certificates of deposit	21,005	—	21,005	—
Commercial paper	48,996	—	48,996	—
Marketable securities:
U.S. Treasury securities	—	—	—	—
Corporate debt securities	800,460	—	800,460	—
Certificates of deposit	44,041	—	44,041	—
Government-sponsored enterprise securities	5,122	—	5,122	—
Commercial paper	93,177	—	93,177	—
Other non-current assets	2,212	—	—	2,212
Total	$2,591,658	$1,564,160	$1,025,286	$2,212
	Fair Value Measurements at
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$395,083	$395,083	$—	$—
Money market funds	742,958	742,958	—	—
Corporate debt securities	2,503	—	2,503	—
Certificates of deposit	12,527	—	12,527	—
Commercial paper	15,549	—	15,549	—
Marketable securities:
U.S. Treasury securities	47,979	—	47,979	—
Corporate debt securities	324,456	—	324,456	—
Certificates of deposit	25,162	—	25,162	—
Government-sponsored enterprise securities	33,741	—	33,741	—
Commercial paper	90,375	—	90,375	—
Other non-current assets	600	—	—	600
Total	$1,690,933	$1,138,041	$552,292	$600

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

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Computer equipment	$1,375	$727
Furniture, fixtures and other	3,420	3,416
Laboratory equipment	31,090	25,353
Leasehold improvements	25,745	25,473
Construction work in process	41,300	8,366
Total property and equipment, gross	102,930	63,335
Accumulated depreciation	(27,516)	(21,175)
Total property and equipment, net	$75,414	$42,160

Depreciation expense for the three and six months ended June 30, 2021 was $3.6 million and $6.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2020 was $2.2 million and $4.3 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Payroll and employee-related costs	$15,325	$22,402
Research costs	34,023	21,684
Licensing fees	150	1,401
Professional fees	3,085	1,670
Intellectual property costs	6,941	3,625
Accrued property and equipment	7,127	2,835
Other	450	165
Total	$67,101	$53,782

6. Commitments and Contingencies

Leases

Refer to Note 7 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 16, 2021 for discussion on the Company’s lease arrangements. In the second quarter of 2021, the following events results in material changes to the Company’s leasing disclosure:

In July 2020, the Company entered into a lease agreement for an office and laboratory facility in Boston, Massachusetts, or the 2020 Lease. The lease expires in October 2034, and the Company has the option to extend the 2020 lease for two additional five-year periods.  The 2020 Lease commenced in the second quarter of 2021, and at lease commencement, the Company recorded a right-of-use asset of $149.8 million and a corresponding operating lease liability of $147.9 million. Tenant incentives of $49.2 million were recorded as a reduction to the operating lease asset and liability at lease commencement. The right-of-use asset and corresponding lease liability does not include the additional five-year periods under the renewal option as the Company is not reasonably certain to exercise that option.

In May 2016, the Company entered into a sublease agreement for its primary office and research facility in Cambridge, Massachusetts, or the 2016 Sublease. In December 2019, Casebia Therapeutics, Limited Liability Partnership, or Casebia, became a wholly-owned subsidiary of the Company. In connection therewith, Casebia assigned its sublease for an office and research facility in Cambridge, Massachusetts, or the 2019 Sublease, to the Company. The Company modified its 2016 Sublease and 2019 Sublease such the Company expects to vacate the premises on or about July 2022. The right-of-use assets and right-of-use liabilities have been adjusted accordingly.

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

Letters of Credit

As of June 30, 2021, the Company had restricted cash of $18.1 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account. The cash deposit is recorded in restricted cash in the accompanying condensed consolidated balance sheet as of June 30, 2021.

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

Under certain circumstances and if certain contingent future events occur, Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex, is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement defined in Note 7 below. In addition, Vertex has the option to conduct research at their own cost in certain defined areas that, if beneficial to the CTX001 program and ultimately achieves regulatory approval, then the Company could owe Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the CTX001 program.  Refer to Note 7 for further discussion on the Company’s arrangements with Vertex.

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

In connection with the 2015 Collaboration Agreement, Vertex made a nonrefundable upfront payment of $75.0 million. Under the 2015 Collaboration Agreement, Vertex agreed to fund the discovery activities conducted pursuant to the agreement while retaining options to co-exclusive and exclusive licenses. In December 2017, upon execution of the JDA and Amendment No. 1, Vertex exercised its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets. As such, for potential hemoglobinopathy treatments, including treatments for sickle cell disease, the Company and Vertex will share equally all research and development costs and worldwide revenues. In connection with the JDA, the Company received a $7.0 million up-front payment from Vertex and subsequently received a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate. In addition, upon execution of the JDA and Amendment No. 1, it was clarified that Vertex may elect to license up to four remaining targets, for which it will lead global development and commercialization activities, and the Company received the right to receive up to $420.0 million in development, regulatory and commercial milestones and royalties on net product sales for each of the targets (inclusive of $10 million due upon exercise of each exclusive option).

In June 2019, the Company and Vertex entered into a series of agreements, which closed on July 23, 2019, including a strategic collaboration and license agreement, or the 2019 Collaboration Agreement, for the development and commercialization of products for the treatment of Duchenne muscular dystrophy, or DMD, and Myotonic Dystrophy Type 1, or DM1. Under the terms of the 2019 Collaboration Agreement, the Company received an upfront, nonrefundable payment of $175.0 million. In addition, the Company is eligible to receive potential aggregate payments of up to $825.0 million based upon the successful achievement of specified research, development, regulatory and commercial milestones for the DMD and DM1 programs. The Company is also eligible to receive tiered royalties on future net sales on any products that may result from this collaboration. For the DMD program, Vertex is responsible for all research, development, manufacturing and commercialization activities and all related costs. For the DM1 program, the Company will perform specified guide RNA research and Vertex is responsible for all other research, development, manufacturing and commercialization costs. Upon Investigational New Drug, or IND, application filing, the Company has the option to forego the DM1 milestones and royalties and, instead, co-develop and co-commercialize all DM1 products globally in exchange for payment of 50% of research and development costs incurred by Vertex from the effective date of the agreement through IND filing.

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

On April 16, 2021, the Company and Vertex agreed to amend and restate the JDA and entered into an Amended and Restated Joint Development and Commercialization Agreement, or the “A&R JDCA,” pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex shall lead and have all decision making (i.e., control) in relation to the CTX001 program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to CTX001 only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CTX001) that may be researched, developed, manufactured and commercialized on a worldwide basis under such agreement. The transaction contemplated by the A&R JDCA closed on June 2, 2021. The Company will provide certain specified transition services to Vertex in connection with the agreement.

In connection with the closing of the transaction contemplated by the A&R JDCA, the Company received a $900.0 million up-front payment from Vertex.  Additionally, the Company is eligible to receive a one-time $200.0 million milestone payment upon receipt by Vertex of the first marketing approval of the initial product candidate from the U.S. Food and Drug Administration or the European Commission. With respect to CTX001 only, the net profits and net losses, as applicable, incurred under the A&R JDCA through July 1, 2021 in connection with the initial shared product (i.e., CTX001) will be shared equally between the Company and Vertex, and beginning July 1, 2021, the net profits and net losses, as applicable, incurred under the A&R JDCA will be allocated 40% to the Company and 60% to Vertex.

Accounting for the Vertex Agreements

The 2015 Collaboration Agreement, Amendment No. 1, and JDA are collectively the “2015 Agreements” and the 2019 Collaboration Agreement and Amendment No. 2. are collectively the “2019 Agreements.” The 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, JDA, A&R JDCA and 2019 Collaboration Agreement are collectively the “Vertex Agreements.”

The Vertex Agreements include components of a customer-vendor relationship as defined under ASC 606, Revenue from Contracts with Customers, or ASC 606, collaborative arrangements as defined under ASC 808, Collaborative Agreements, or ASC 808, and research and development costs as defined under ASC 730, Research and Development, or ASC 730. Additionally, the A&R JDCA allows the Company to defer a portion of its share of costs under the arrangement if spending on the CTX001 program exceeds specified amounts, up to a maximum per year.

Accounting Analysis Under ASC 606

Accounting for the A&R JDCA

Identification of the Contract

The A&R JDCA represented a contractual modification to the JDA. For accounting purposes, the A&R JDCA was treated as a separate contract.

Identification of Performance Obligations

The Company concluded the A&R JDCA contained a single material promise, an exclusive worldwide license granting Vertex an additional 10% economic interest in the CTX001 program and the right to control development and commercialization of CTX001, or the “CTX001 Exclusive License.” The Company concluded the CTX001 Exclusive License was both capable of being distinct and distinct within the context of the A&R JDCA, and the CTX001 Exclusive License was sold at its estimated standalone selling price, or “ESSP.”  As such, the CTX001 Exclusive License represented a separate performance obligation.

Determination of Transaction Price

The transaction price was comprised of the upfront payment of $900.0 million. The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained at the time of the transaction. The Company will reevaluate the transaction price in each reporting period.

Allocation of Transaction Price to Performance Obligations

The selling price of the performance obligation was determined based on the Company’s ESSP. The Company developed the ESSP for the CTX001 Exclusive License with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis.

The ESSP for the exclusive worldwide license for CTX001 was determined to be approximately $900.0 million. The ESSP was determined based on 10% of the probability and present value adjusted cash flows from projected worldwide net profit for CTX001 based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. As the Company determined the CTX001 Exclusive License was the only performance obligation, the entire transaction price was allocated to the CTX001 Exclusive License. The aforementioned ESSP reflects the level of risk and expected probability of success inherent in the nature of the associated research area.

Recognition of Revenue

The Company determined that the CTX001 Exclusive License represented functional intellectual property, as the intellectual property provides Vertex with the ability to perform a function or task in the form of research and development, manufacturing and commercialization. As such, the revenue related to the CTX001 Exclusive License was recognized at the point in time, which was upon transfer in the second quarter of 2021.

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

The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained as of June 30, 2021. The Company will re-evaluate the transaction price in each reporting period.

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

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the Vertex Agreements for the three and six months ended June 30, 2021, respectively, was $900.2 million and $900.4 million, respectively.  Revenue recognized under the Vertex Agreements for the three and six months ended June 30 2020, respectively, was not material.

As of June 30, 2021, there was no current deferred revenue related to the collaboration with Vertex.  As of December 31, 2020, there was $ 0.4 million of current deferred revenue related to the collaboration with Vertex. As of June 30, 2021, there was $11.8 million of non-current deferred revenue related to the collaboration with Vertex, which is unchanged from December 31, 2020. The transaction price allocated to the remaining performance obligations was $11.8 million.

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

The Company is eligible to receive additional potential future payments of up to $200.0 million upon receipt by Vertex of the first marketing approval of the initial product candidate from the U.S. Food and Drug Administration or the European Commission. In addition, the Company has the option to conduct research at their own cost in certain defined areas that, if beneficial to the CTX001 program and CTX001 ultimately achieves regulatory approval in such areas, then the Company could be entitled to certain milestone payments aggregating to high eight digits from Vertex.

Each of the remaining milestones are fully constrained as of June 30, 2021. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to CTX001, as stipulated in the A&R JDCA, the cost of such services will be shared by the parties pursuant to the cost share agreement; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing associated with research and development is included in research and development expense. Expenses related to services performed by the Company are classified as research and development expense. Payments received from Vertex for partial reimbursement of expenses are recorded as a reduction of research and development expense.

During the three and six months ended June 30, 2021, the Company recognized $26.9 million and $46.9 million of research and development expense related to the Vertex Agreements, respectively. During the three and six months ended June 30, 2020, the Company recognized $9.9 million and $19.0 million of research and development expense related to the Vertex Agreements, respectively.  Research and development expense for the three and six months ended June 30, 2021 was net of $12.6 million and $23.2 million of reimbursements from Vertex, respectively. Research and development expense for the three and six months ended June 30, 2020 was net of $5.5 million and $11.0 million of reimbursements from Vertex, respectively.

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

In connection with the A&R JDCA, Vertex has the option to conduct research at their own cost in certain defined areas that, if beneficial to the CTX001 program and CTX001 ultimately achieves regulatory approval in such areas, then the Company could owe Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the CTX001 program.

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

Accounting Analysis

Accounting for the 2015 Casebia Agreements

Transactions under the 2015 Casebia Agreements ceased on the effective date of the 2019 Casebia Agreements. There was no financial impact of the 2015 Casebia Agreements for the three and six months ended June 30, 2021 and 2020.

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

The Company determined that the 2019 Option Agreement should be accounted for under ASC 730. This determination was based on the fact that the financial risk associated with the research and development has been transferred to the Company because repayment of any of the funds provided by Bayer depends solely on the results of the research and development having a future economic benefit. The Company further determined that it had two separate obligations under the 2019 Option Agreements, which consist of (i) research and development services and (ii) future delivery of up to two options for products in defined fields. The relative fair value of the obligations was determined to be $20.2 million and $4.8 million, respectively. As the Company has accounted for its obligations as a contract to perform research and development for others, with respect to the obligation to perform research and development services the Company will recognize an offset to research and development expense as the research is performed and, with respect to the future delivery of up to two option for products in defined fields, at the earlier of option exercise (at or near IND application filing), expiration, or when commercially reasonable efforts to progress the program have been exhausted.

During the three and six months ended June 30, 2021, the Company recorded a benefit of $2.7 million and $7.0 million, respectively, to research and development expense for qualifying expenses incurred under the 2019 Option Agreement. During the three and six months ended June 30, 2020, the Company recorded a benefit of $2.3 million and $4.2 million, respectively, to research and development expense for qualifying expenses incurred under the 2019 Option Agreement.  As of June 30, 2021 and December 31, 2020, the Company has recorded $0.0 million and $7.0 million, respectively, in other current liabilities relating to certain research and development obligations to be satisfied within one year of the balance sheet date. As of June 30, 2021, the Company has recorded $4.8 million in other long-term liabilities consisting of the previously allocated value of such obligations to be satisfied beyond one year from the balance sheet date as well as the relative fair value of the options, which is unchanged from December 31, 2020.

8. Share Capital

The Company had 145,364,335 authorized common shares as of June 30, 2021, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of
Type of Share Capital	Conditional Capital	June 30, 2021	December 31, 2020
Common shares	Registered share capital	80,321,227	75,133,951
Common shares	Authorized share capital	39,316,975	17,625,426
Common shares	Conditional share capital - Bonds or similar debt instruments	4,919,700	4,919,700
Common shares	Conditional share capital - Employee benefit plans	20,806,433	17,493,709
	Total	145,364,335	115,172,786

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

In January 2021, the Company issued and sold under the 2020 ATM an aggregate of 0.3 million common shares at an average price of $162.46 per share with aggregate proceeds of $46.7 million, which were net of equity issuance costs of $0.7 million. An additional $0.5 million of stamp taxes on this amount was paid in 2021.

In January 2021, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or the 2021 ATM.  As of June 30, 2021, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes on this amount was paid in 2021.

July 2020 Offering

In July 2020, the Company sold 7.4 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share for aggregate net proceeds of $484.8 million, which were net of equity issuance costs and stamp tax of $32.5 million.

9. Stock-based Compensation

During the three and six months ended June 30, 2021 and 2020, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$16,195	$8,021	$29,040	$15,383
General and administrative	12,136	7,676	21,383	14,465
Total	$28,331	$15,697	$50,423	$29,848

Stock option activity

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2020	8,101,980	$42.44
Granted	1,074,458	135.81
Exercised	(686,548)	32.97
Cancelled or forfeited	(141,351)	54.14
Outstanding at June 30, 2021	8,348,539	$55.03
Exercisable at June 30, 2021	4,141,831	$34.08
Vested and expected to vest at June 30, 2021	8,348,539	$55.03

As of June 30, 2021, total unrecognized compensation expense related to stock options was $183.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Restricted stock activity

The following table summarizes restricted stock activity for the six months ended June 30, 2021:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2020	894,092	$70.55
Granted	306,395	134.58
Vested	(113,022)	40.28
Cancelled or forfeited	(39,099)	71.99
Unvested balance as of June 30, 2021	1,048,366	$92.47

As of June 30, 2021, total unrecognized compensation expense related to unvested restricted common shares was $69.3 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.7 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods ended (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$759,225	$(79,656)	$646,062	$(149,387)
Basic weighted-average common shares outstanding	75,826,594	61,420,746	75,418,160	61,134,214
Effect of potentially dilutive securities:
Outstanding options	4,149,901	—	4,519,827	—
Unvested restricted common shares	473,462	—	520,868	—
Diluted weighted-average common shares outstanding	80,449,956	61,420,746	80,458,855	61,134,214
Basic net income (loss) per common share	10.01	(1.30)	8.57	(2.44)
Diluted net income (loss) per common share	9.44	(1.30)	8.03	(2.44)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding options	1,936,503	8,197,261	1,483,205	8,197,261
Unvested restricted common shares	385,550	923,366	203,335	923,366
ESPP	10,594	13,509	7,946	13,509
Total	2,332,647	9,134,136	1,694,486	9,134,136

11. Income Taxes

During the three and six months ended June 30, 2021, the Company recorded an income tax provision of $4.1 million and $4.7 million, respectively, representing an effective tax rate of 0.5% and 0.7%, respectively. During the three and six months ended June 30, 2020, the Company recorded an income tax provision of $0.4 million and $0.8 million, respectively, representing an effective tax rate of -0.5% and -0.5%, respectively. The income tax provision is primarily attributable to the year-to-date pre-tax income earned by the Company’s U.S. subsidiary. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

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

We and Vertex are investigating CTX001 in an ongoing Phase 1/2 open-label clinical trial, CLIMB THAL-111, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT. In the fourth quarter of 2019, we expanded the TDT patient population for CTX001 to include beta zero/beta zero subtypes. The first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the trial opened for concurrent dosing. CLIMB THAL-111 is designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted Regenerative Medicine Advanced Therapy, or RMAT, designation, as well as Fast Track Designation and Rare Pediatric Disease designation by the U.S. Food and Drug Administration, or FDA, for the treatment of TDT. In addition, CTX001 for the treatment of TDT has received orphan drug designation, or ODD, by the FDA and European Commission; and CTX001 has been granted Priority Medicines (PRIME) designation by the European Medicines Agency for the treatment of TDT. In the second quarter of 2021, at the European Hematology Association Annual Meeting, we released updated clinical data from the first fifteen patients with TDT treated with CTX001 who had reached at least three months of follow-up after CTX001 dosing.

We and Vertex are also investigating CTX001 in an ongoing Phase 1/2 open-label clinical trial, CLIMB SCD-121, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with severe SCD. Similar to the trial in TDT, the first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the trial opened for concurrent dosing. CLIMB SCD-121 is designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term follow-up study. CTX001 has been granted RMAT Designation, as well as Fast Track Designation and Rare Pediatric Disease designation by the FDA for the treatment of SCD. In addition, CTX001 for the treatment of SCD has received ODD by the FDA and European Commission; and CTX001 has been granted Priority Medicines (PRIME) designation by the European Medicines Agency for the treatment of SCD. In the second quarter of 2021, at the European Hematology Association Annual Meeting, we released updated clinical data from the first seven patients with SCD treated with CTX001 who had reached at least three months of follow-up after CTX001 dosing.

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

CTX130. CTX130 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting cluster of differentiation 70, or CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being developed for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies. CTX130 is being investigated in two ongoing independent Phase 1 single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 for the treatment of relapsed or refractory renal cell carcinoma and various types of lymphoma, respectively. CTX130 for the treatment of T-cell lymphoma has received ODD by the FDA.

Strategic Partnerships

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and accelerate development of programs by accessing specific technologies and/or disease-area expertise. We maintain three broad strategic partnerships to develop gene editing-based therapeutics in specific disease areas.

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex pursuant to which, among other things, we are co-developing and preparing to co-commercialize CTX001 for TDT and SCD. On April 16, 2021 we and Vertex agreed to amend and restate our existing joint development and commercialization agreement, pursuant to which, among other things, we will continue to develop and prepare to commercialize CTX001 for TDT and SCD in partnership with Vertex, subject to, among other things, certain adjustments to the governance structure for the collaboration and responsibilities of the parties. In addition, we adjusted the allocation of net profits and net losses between the parties with respect to CTX001 only and exclusively licensed (subject to our reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CTX001) that may be researched, developed, manufactured and commercialized under such agreement. We also entered into a strategic collaboration and license agreement with Vertex in June 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1.

ViaCyte. We entered into the ViaCyte Collaboration Agreement in September 2018 with ViaCyte, Inc., or ViaCyte, to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes and in July 2021, we entered into a joint development and commercialization agreement with ViaCyte. Under the joint development and commercialization agreement, we and ViaCyte will jointly develop and commercialize product candidates and shared products for use in the treatment of diabetes type 1, diabetes type 2 and insulin dependent/requiring diabetes throughout the world. We believe the combination of ViaCyte’s stem cell capabilities and our gene editing capabilities has the potential to enable a beta-cell replacement product that may deliver durable benefit to patients without the need for immune suppression.

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

Our revenue to date has been primarily derived from collaborations with partners. We were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and the gain from consolidating Casebia, as well as for the three and six months ended June 30, 2021 due to collaboration revenue from Vertex, but we do not expect to sustain our profitability in future years. With the exception of the year ended December 31, 2019 and the three and six months ended June 30, 2021, we have incurred significant net operating losses each year since our inception and we expect to continue to incur net operating losses for the foreseeable future. As of June 30, 2021, we had $2,589.4 million in cash, cash equivalents and marketable securities and retained earnings of $72.5 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; develop manufacturing infrastructure; and incur additional costs associated with operating as a public company. In addition, we expect to spend significantly more on capital expenditures than we have historically incurred in order to construct and build out our new U.S. headquarters for research and development in Boston, Massachusetts, and our cell therapy manufacturing facility in Framingham, Massachusetts. Please refer to Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021 for more information about these facilities.

Revenue

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the three and six months ended June 30, 2021 was $900.7 million and $901.2 million, respectively. Revenue recognized for the three and six months ended June 30, 2020 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021, as well as Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Period to Period
	2021	2020	Change
Revenue:
Collaboration revenue	$900,202	$44	$900,158
Grant revenue	499	—	499
Total revenue	900,701	44	900,657
Operating expenses:
Research and development	108,277	59,380	48,897
General and administrative	29,806	21,353	8,453
Total operating expenses	138,083	80,733	57,350
Income (loss) from operations	762,618	(80,689)	843,307
Other income, net	750	1,412	(662)
Net income (loss) before income taxes	763,368	(79,277)	842,645
Provision for income taxes	(4,143)	(379)	(3,764)
Net income (loss)	$759,225	$(79,656)	$838,881

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2021 was $900.2 million.  Collaboration revenue for the three months ended June 30, 2020, was not material. The increase in collaboration revenue was due to a $900.0 million upfront payment in connection with the A&R JDCA with Vertex. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $108.3 million for the three months ended June 30, 2021, compared to $59.4 million for the three months ended June 30, 2020. The increase of approximately $48.9 million was primarily attributable to the following:

•	$24.1 million of increased variable research and development costs;
•

$15.3 million of increased employee compensation, benefit and other headcount related expenses, of which $8.2 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth; and,

•	$8.7 million of increased facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $29.8 million for the three months ended June 30, 2021, compared to $21.4 million for the three months ended June 30, 2020.  The increase of approximately $8.5 million was primarily attributable to the following:

•

$6.0 million of increased employee compensation, benefit and other headcount related expenses, of which $4.5 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth; and,

•	$2.5 million of increased intellectual property costs.

Other Income, Net

Other income was $0.8 million for the three months ended June 30, 2021, compared to $1.4 million of income for the three months ended June 30, 2020. The change was primarily due to a decrease in interest income earned on cash, cash equivalents and marketable securities for the three months ended June 30, 2021 as a result of decreases in interest rates.

Comparison of six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Period to Period
	2021	2020	Change
Revenue:
Collaboration revenue	$900,404	$201	$900,203
Grant revenue	836	—	836
Total revenue	901,240	201	901,039
Operating expenses:
Research and development	198,842	113,573	85,269
General and administrative	54,323	40,903	13,420
Total operating expenses	253,165	154,476	98,689
Income (loss) from operations	648,075	(154,275)	802,350
Other income, net	2,705	5,644	(2,939)
Net income (loss) before income taxes	650,780	(148,631)	799,411
Provision for income taxes	(4,718)	(756)	(3,962)
Net income (loss)	$646,062	$(149,387)	$795,449

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2021 was $900.4 million.  Collaboration revenue for the six months ended June 30, 2020 was not material. The increase in collaboration revenue was due to a $900.0 million upfront payment in connection with the A&R JDCA with Vertex. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $198.8 million for the six months ended June 30, 2021, compared to $113.6 million for the six months ended June 30, 2020. The increase of approximately $85.3 million was primarily attributable to the following:

•	$41.9 million of increased variable research and development costs;
•

$29.2 million of increased employee compensation, benefit and other headcount related expenses, of which $13.7 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth; and,

•	$15.0 million of increased facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $54.3 million for the six months ended June 30, 2021, compared to $40.9 million for the six months ended June 30, 2020. The increase of approximately $13.4 million was primarily attributable to the following:

•

$9.9 million of increased employee compensation, benefit and other headcount related expenses, of which $6.9 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth; and,

•	$3.4 million of increased intellectual property costs.

Other Income, Net

Other income was $2.7 million for the six months ended June 30, 2021, compared to $5.6 million of income for the six months ended June 30, 2020. The change was primarily due to interest income earned on cash, cash equivalents and marketable securities for the six months ended June 30, 2021 as a result of decrease in interest rates

Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and marketable securities of approximately $2,589.4 million, of which approximately $1,200.9 million was held outside of the United States.

In August 2019, we entered into a Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In December 2020, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $350.0 million, or the 2020 ATM. In January 2021, we issued and sold under the 2020 ATM an aggregate of 0.3 million common shares at an average price of $162.46 per share with aggregate proceeds of $46.7 million, which were net of equity issuance costs of $0.7 million. An additional $0.5 million of stamp taxes on this amount was paid in 2021.

In January 2021, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $600.0 million. As of June 30, 2021, we have issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes on this amount was paid in 2021.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. We were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and the gain from consolidating Casebia, as well as for the three and six months ended June 30, 2021 due to collaboration revenue from Vertex, but we do not expect to sustain our profitability in future years. With the exception of the year ended December 31, 2019 and the three and six months ended June 30, 2021, we have incurred significant net operating losses each year since our inception and we expect to continue to incur net operating losses for the foreseeable future. As of June 30, 2021, we had $2,589.4 million in cash, cash equivalents and marketable securities and retained earnings of $72.5 million.  We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Six Months Ended June 30,		Period to Period
	2021	2020	Change
Net cash provided by (used in) operating activities	$706,339	$(81,454)	$787,793
Net cash used in investing activities	(461,534)	(6,596)	(454,938)
Net cash provided by financing activities	234,434	90,637	143,797
Effect of exchange rate changes on cash	10	(28)	38
Net increase decrease in cash	$479,249	$2,559	$476,690

Net Cash Used in Operating Activities

Net cash provided by operating activities was $706.3 million for the six months ended June 30, 2021, compared to cash used in operating activities of $81.5 million for the six months ended June 30, 2020. The $787.8 million increase in cash used in operating activities was primarily driven by an increase in net income of $795.4 million, from a net loss of $149.4 million for the six months ended June 30, 2020 to net income of $646.1 million for the six months ended June 30, 2021.  The increase in net income is primarily driven by a $900.0 million upfront payment from Vertex in connection with the A&R JDCA. Additionally, non-cash expense increased $26.2 million, primarily related to an increase in stock compensation and depreciation. The increase was offset by increased spending in our clinical and pre-clinical stage programs and increased payroll and payroll-related expenses to support overall growth, as well as a $33.8 million decrease in net changes of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $461.5 million, compared to $6.6 million for the six months ended June 30, 2020. The increase in net cash used in investing activities consisted primarily of purchases of marketable securities and property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $234.4 million, compared with $90.6 million for the six months ended June 30, 2020. The net cash provided by financing activities for the six months ended June 30, 2021 consisted of option exercise proceeds, net of issuance costs.  Additionally, 1.4 million common shares were issued in connection with our Open Market Sale AgreementSM, which resulted in $219.9 million of net cash proceeds, after deducting $3.1 million in equity issuance costs and $2.2 million of stamp taxes.

Contractual Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $2,589.4 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document

10.1*#	Second Amendment to Lease dated April __, 2021, by and between CRISPR Therapeutics, Inc. and 33 NYA OWNER (DE) LLC, as successor in interest to CRP/KING 33 NY AVE. OWNER, L.L.C.

10.2*†#	Letter Agreement dated April 29, 2021 by and between CRISPR Therapeutics, Inc. and Pfizer Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

CRISPR Therapeutics AG

Dated: July 29, 2021	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: July 29, 2021	By:	/s/ Michael Tomsicek
Michael Tomsicek
Chief Financial Officer
(Principal Financial Officer)