Form 10-Q
period 2021-09-30
CRISPR Therapeutics AG
filed 2021-11-03
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 76,526,964 shares of registrant’s common shares outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,011,548	$1,168,620
Marketable securities	1,465,812	521,713
Accounts receivable	152	144
Prepaid expenses and other current assets	41,423	26,143
Total current assets	2,518,935	1,716,620
Property and equipment, net	105,883	42,160
Intangible assets, net	139	180
Restricted cash	16,848	16,848
Operating lease assets	175,132	50,865
Other non-current assets	4,788	1,293
Total assets	$2,821,725	$1,827,966
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,167	$9,094
Accrued expenses	68,303	53,782
Deferred revenue, current	1,562	2,341
Accrued tax liabilities	3,265	10,473
Operating lease liabilities	12,641	11,362
Other current liabilities	268	7,207
Total current liabilities	96,206	94,259
Deferred revenue, non-current	11,776	11,776
Operating lease liabilities, net of current portion	192,734	50,067
Other non-current liabilities	8,086	7,630
Total liabilities	308,802	163,732
Commitments and contingencies, see Note 6
Shareholders’ equity:
Common shares, CHF 0.03 par value, 145,364,335 and 115,172,786 shares authorized at September 30, 2021 and December 31, 2020, respectively, 76,643,496 and 74,110,160 shares issued at September 30, 2021 and December 31, 2020, respectively, 76,463,180 and 73,914,844 shares outstanding at September 30, 2021 and December 31, 2020, respectively.	2,366	2,277
Treasury shares, at cost, 180,316 shares at September 30, 2021 and 195,316 at December 31, 2020.	(63)	(63)
Additional paid-in capital	2,566,057	2,235,679
Accumulated deficit	(54,667)	(573,576)
Accumulated other comprehensive loss	(770)	(83)
Total shareholders' equity	2,512,923	1,664,234
Total liabilities and shareholders’ equity	$2,821,725	$1,827,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$329	$148	$900,733	$349
Grant revenue	495	—	1,331	—
Total revenue	824	148	902,064	349
Operating expenses:
Research and development	105,321	71,008	304,163	184,581
General and administrative	24,352	21,539	78,675	62,442
Total operating expenses	129,673	92,547	382,838	247,023
(Loss) income from operations	(128,849)	(92,399)	519,226	(246,674)
Other income:
Other income, net	1,101	160	3,806	5,804
Total other income, net	1,101	160	3,806	5,804
Net (loss) income before income taxes	(127,748)	(92,239)	523,032	(240,870)
Benefit (provision) for income taxes	595	(200)	(4,123)	(956)
Net (loss) income	(127,153)	(92,439)	518,909	(241,826)
Foreign currency translation adjustment	(24)	31	(14)	3
Unrealized loss on marketable securities	(117)	(144)	(673)	(144)
Comprehensive (loss) income	$(127,294)	$(92,552)	$518,222	$(241,967)

Net (loss) income per common share — basic	$(1.67)	$(1.32)	$6.85	$(3.77)
Basic weighted-average common shares outstanding	76,288,534	70,143,481	75,712,437	64,159,224
Net (loss) income per common share — diluted	$(1.67)	$(1.32)	$6.44	$(3.77)
Diluted weighted-average common shares outstanding	76,288,534	70,143,481	80,554,682	64,159,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	60,783,799	1,847	250,226	(63)	1,162,345	(224,711)	7	939,425
Vesting of restricted shares	5,000	—	—	—	—	—	—	-
Exercise of vested options	83,406	3	—	—	1,385	—	—	1,388
Stock-based compensation expense	—	—	—	—	14,151	—	—	14,151
Issuance of common shares related to license agreement	17,830	—	(17,830)	—	889	—	—	889
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(69,731)	—	(69,731)
Balance at March 31, 2020	60,890,035	$1,850	232,396	$(63)	$1,178,770	$(294,442)	$(18)	$886,097
Issuance of common shares, net of issuance costs of $3.1 million	1,238,453	38	—	—	82,151	—	—	82,189
Vesting of restricted shares	29,916	1	—	—	—	—	—	1
Exercise of vested options	394,101	11	(37,080)	—	6,334	—	—	6,345
Stock-based compensation expense	—	—	—	—	15,697	—	—	15,697
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(79,656)	—	(79,656)
Balance at June 30, 2020	62,552,505	$1,900	195,316	$(63)	$1,282,952	$(374,098)	$(21)	$910,670
Issuance of common shares, net of issuance costs of $32.8 million	7,499,135	240	—	—	494,349	—	—	494,589
Vesting of restricted shares	39,667	1	—	—	—	—	—	1
Exercise of vested options	499,145	16	—	—	12,643	—	—	12,659
Purchase of common stock under ESPP	13,410	—	—	—	694	—	—	694
Stock-based compensation expense	—	—	—	—	17,240	—	—	17,240
Other comprehensive loss	—	—	—	—	—	—	(113)	(113)
Net loss	—	—	—	—	—	(92,439)	—	(92,439)
Balance at September 30, 2020	70,603,862	$2,157	195,316	$(63)	$1,807,878	$(466,537)	$(134)	$1,343,301

Balance at December 31, 2020	73,914,844	$2,277	195,316	$(63)	$2,235,679	$(573,576)	$(83)	$1,664,234
Issuance of common shares, net of issuance costs of $5.4 million	1,353,121	45	—	—	222,130	—	—	222,175
Vesting of restricted shares	109,355	3	—	—	—	—	—	3
Exercise of vested options, net of issuance costs of $1.5 million	342,051	15	—	—	9,769	—	—	9,784
Purchase of common stock under ESPP	11,257	—	—	—	751	—	—	751
Stock-based compensation expense	—	—	—	—	22,092	—	—	22,092
Other comprehensive loss	—	—	—	—	—	—	(378)	(378)
Net loss	—	—	—	—	—	(113,163)	—	(113,163)
Balance at March 31, 2021	75,730,628	$2,340	195,316	$(63)	$2,490,421	$(686,739)	$(461)	$1,805,498
Issuance of common shares	—	—	—	—	—	—	—	—
Vesting of restricted shares	3,667	—	—	—	—	—	—	—
Exercise of vested options, net of issuance costs of $0.4 million	344,158	12	—	—	10,897	—	—	10,909
Stock-based compensation expense	—	—	—	—	28,331	—	—	28,331
Other comprehensive loss	—	—	—	—	—	—	(168)	(168)
Net income	—	—	—	—	—	759,225	—	759,225
Balance at June 30, 2021	76,078,453	$2,352	195,316	$(63)	$2,529,649	$72,486	$(629)	$2,603,795
Issuance of common shares	—	—	—	—	—	—	—	—
Vesting of restricted shares	96,167	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.4 million	278,227	10	(15,000)	—	8,865	—	—	8,875
Purchase of common stock under ESPP	10,333	—	—	—	1,344	—	—	1,344
Stock-based compensation expense	—	—	—	—	26,199	—	—	26,199
Other comprehensive loss	—	—	—	—	—	—	(141)	(141)
Net loss	—	—	—	—	—	(127,153)	—	(127,153)
Balance at September 30, 2021	76,463,180	$2,366	180,316	$(63)	$2,566,057	$(54,667)	$(770)	$2,512,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$518,909	$(241,826)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,692	6,618
Equity-based compensation	76,622	47,088
Other income (expense), non-cash	9,420	979
Changes in:
Accounts receivable	(8)	(11)
Prepaid expenses and other assets	(18,775)	19,273
Accounts payable and accrued expenses	14,733	17,394
Deferred revenue	(779)	(350)
Operating lease assets and liabilities	19,679	(282)
Other liabilities, net	(6,483)	(6,037)
Net cash provided by (used in) operating activities	625,010	(157,154)
Investing activities:
Purchase of property, plant and equipment	(72,522)	(12,119)
Purchases of marketable securities	(1,386,785)	(325,316)
Maturities of marketable securities	432,593	509
Net cash used in investing activities	(1,026,714)	(336,926)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	213,267	582,225
Proceeds from exercise of options and ESPP contributions, net of issuance costs	31,379	21,300
Net cash provided by financing activities	244,646	603,525
Effect of exchange rate changes on cash	(14)	5
Increase (decrease) in cash	(157,072)	109,450
Cash, cash equivalents and restricted cash, beginning of period	1,185,468	948,812
Cash, cash equivalents and restricted cash, end of period	$1,028,396	$1,058,262
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$6,264	$2,863
Equity issuance costs in accounts payable and accrued expenses	$391	$5,955

	As of September 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2021	2020
Cash and cash equivalents	$1,011,548	$1,041,417
Restricted cash	16,848	16,845
Cash, cash equivalents and restricted cash at end of period	$1,028,396	$1,058,262

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and nine-month interim periods ended September 30, 2021 and 2020.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 16, 2021.

New Accounting Pronouncements – Recently Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at September 30, 2021 and December 31, 2020 (in thousands), which are recorded at fair value. The table below excludes $481.1 million and $395.1 million of cash at September 30, 2021 and December 31, 2020, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Cash equivalents:
Money market funds	$515,478	$—	$—	$515,478
Corporate debt securities	—	—		—
Certificates of deposit	—	—	—	—
Commercial paper	14,999	—	(1)	14,998
Total cash equivalents	530,477	—	(1)	530,476
Marketable securities:
U.S. Treasury securities	—	—	—	—
Corporate debt securities	1,148,979	153	(905)	1,148,227
Certificates of deposit	47,559	—	—	47,559
Government-sponsored enterprise securities	22,809	1	(20)	22,790
Commercial paper	247,267	—	(31)	247,236
Total marketable securities	1,466,614	154	(956)	1,465,812
Total cash equivalents and marketable securities	$1,997,091	$154	$(957)	$1,996,288
December 31, 2020
Cash equivalents:
Money market funds	$742,958	$—	$—	$742,958
Corporate debt securities	2,526	1	(24)	2,503
Certificates of deposit	12,527	—	—	12,527
Commercial paper	15,549	—	—	15,549
Total cash equivalents	773,560	1	(24)	773,537
Marketable securities:
U.S. Treasury securities	47,976	3	—	47,979
Corporate debt securities	324,569	43	(156)	324,456
Certificates of deposit	25,162	—	—	25,162
Government-sponsored enterprise securities	33,738	5	(2)	33,741
Commercial paper	90,375	—	—	90,375
Total marketable securities	521,820	51	(158)	521,713
Total cash equivalents and marketable securities	$1,295,380	$52	$(182)	$1,295,250

As of September 30, 2021 and December 31, 2020, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $1,028.9 million and $280.3 million, respectively. As of September 30, 2021 and December 31, 2020, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was not material. The Company has recorded a net unrealized loss of $0.1 million and $0.7 million during the three and nine months ended September 30, 2021, respectively, related to its debt securities, which is included in comprehensive (loss) income on the condensed consolidated statements of operations and comprehensive (loss) income. The Company has recorded a net unrealized loss of $0.1 million during the three and nine months ended September 30, 2020 related to its debt securities, which is included in comprehensive (loss) income on the condensed consolidated statements of operations and comprehensive (loss) income. No unrealized losses related to debt securities were recorded in net (loss) income during the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020.

The Company determined that there is no material credit risk associated with the above investments as of September 30, 2021. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and nine months ended September 30, 2021. No available-for-sale debt securities held as of September 30, 2021 had remaining maturities greater than thirty months.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at
	September 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$481,072	$481,072	$—	$—
Money market funds	515,477	515,477	—	—
Corporate debt securities	—	—	—	—
Certificates of deposit	—	—	—	—
Commercial paper	14,999	—	14,999	—
Marketable securities:
U.S. Treasury securities	—	—	—	—
Corporate debt securities	1,148,228	—	1,148,228	—
Certificates of deposit	47,559	—	47,559	—
Government-sponsored enterprise securities	22,789	—	22,789	—
Commercial paper	247,236	—	247,236	—
Other non-current assets	2,212	—	—	2,212
Total	$2,479,572	$996,549	$1,480,811	$2,212
	Fair Value Measurements at
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$395,083	$395,083	$—	$—
Money market funds	742,958	742,958	—	—
Corporate debt securities	2,503	—	2,503	—
Certificates of deposit	12,527	—	12,527	—
Commercial paper	15,549	—	15,549	—
Marketable securities:
U.S. Treasury securities	47,979	—	47,979	—
Corporate debt securities	324,456	—	324,456	—
Certificates of deposit	25,162	—	25,162	—
Government-sponsored enterprise securities	33,741	—	33,741	—
Commercial paper	90,375	—	90,375	—
Other non-current assets	600	—	—	600
Total	$1,690,933	$1,138,041	$552,292	$600

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

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Computer equipment	$1,757	$727
Furniture, fixtures and other	3,420	3,416
Laboratory equipment	32,851	25,353
Leasehold improvements	26,779	25,473
Construction work in process	73,902	8,366
Total property and equipment, gross	138,709	63,335
Accumulated depreciation	(32,826)	(21,175)
Total property and equipment, net	$105,883	$42,160

Depreciation expense for the three and nine months ended September 30, 2021 was $5.3 million and $11.7 million, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $2.3 million and $6.6 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Payroll and employee-related costs	$17,027	$22,402
Research costs	36,316	21,684
Licensing fees	97	1,401
Professional fees	3,567	1,670
Intellectual property costs	5,042	3,625
Accrued property and equipment	5,922	2,835
Other	332	165
Total	$68,303	$53,782

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

In May 2016, the Company entered into a sublease agreement for its primary office and research facility in Cambridge, Massachusetts, or the 2016 Sublease. In December 2019, Casebia Therapeutics, Limited Liability Partnership, or Casebia, became a wholly-owned subsidiary of the Company. In connection therewith, Casebia assigned its sublease for an office and research facility in Cambridge, Massachusetts, or the 2019 Sublease, to the Company. The Company modified its 2016 Sublease and 2019 Sublease such the Company expects to vacate the premises on or about July 2022. The right-of-use assets and right-of-use liabilities were adjusted in the second quarter of 2021 accordingly.

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

Letters of Credit

As of September 30, 2021, the Company had restricted cash of $16.8 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account. The cash deposit is recorded in restricted cash in the accompanying condensed consolidated balance sheet as of September 30, 2021.

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

In connection with the closing of the transaction contemplated by the A&R JDCA, the Company received a $900.0 million up-front payment from Vertex. Additionally, the Company is eligible to receive a one-time $200.0 million milestone payment upon receipt by Vertex of the first marketing approval of the initial product candidate from the U.S. Food and Drug Administration or the European Commission. With respect to CTX001 only, the net profits and net losses, as applicable, incurred under the A&R JDCA through July 1, 2021 in connection with the initial shared product (i.e., CTX001) were shared equally between the Company and Vertex, and beginning July 1, 2021, the net profits and net losses, as applicable, incurred under the A&R JDCA are allocated 40% to the Company and 60% to Vertex.

Accounting for the Vertex Agreements

The 2015 Collaboration Agreement, Amendment No. 1, and JDA are collectively the “2015 Agreements” and the 2019 Collaboration Agreement and Amendment No. 2. are collectively the “2019 Agreements.” The 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, JDA, A&R JDCA and 2019 Collaboration Agreement are collectively the “Vertex Agreements.”

The Vertex Agreements include components of a customer-vendor relationship as defined under ASC 606, Revenue from Contracts with Customers, or ASC 606, collaborative arrangements as defined under ASC 808, Collaborative Agreements, or ASC 808, and research and development costs as defined under ASC 730, Research and Development, or ASC 730. Additionally, the A&R JDCA allows the Company to defer a portion of its share of costs under the arrangement if spending on the CTX001 program exceeds specified amounts, which are only payable to Vertex as an offset against future profitability of the CTX001 program up to a maximum amount per year.

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

The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained as of September 30, 2021. The Company will re-evaluate the transaction price in each reporting period.

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

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the Vertex Agreements for the three and nine months ended September 30, 2021, respectively, was $0.2 million and $900.6 million, respectively. Revenue recognized under the Vertex Agreements for the three and nine months ended September 30, 2020, respectively, was not material.

As of September 30, 2021, there was no current deferred revenue related to the collaboration with Vertex. As of December 31, 2020, there was $0.4 million of current deferred revenue related to the collaboration with Vertex. As of September 30, 2021, there was $11.8 million of non-current deferred revenue related to the collaboration with Vertex, which is unchanged from December 31, 2020. The transaction price allocated to the remaining performance obligations was $11.8 million.

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

Each of the remaining milestones are fully constrained as of September 30, 2021. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

During the three and nine months ended September 30, 2021, the Company recognized $22.5 million and $69.4 million of research and development expense related to the Vertex Agreements, respectively. During the three and nine months ended September 30, 2020, the Company recognized $12.5 million and $31.5 million of research and development expense related to the Vertex Agreements, respectively. Research and development expense for the three and nine months ended September 30, 2021 was net of $15.8 million and $39.0 million of reimbursements from Vertex, respectively. Research and development expense for the three and nine months ended September 30, 2020 was net of $6.8 million and $17.8 million of reimbursements from Vertex, respectively.

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

Accounting Analysis

Accounting for the 2015 Casebia Agreements

Transactions under the 2015 Casebia Agreements ceased on the effective date of the 2019 Casebia Agreements. There was no financial impact of the 2015 Casebia Agreements for the three and nine months ended September 30, 2021 and 2020.

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

During the three and nine months ended September 30, 2021, the Company recorded a benefit of $0.0 million and $7.0 million, respectively, to research and development expense for qualifying expenses incurred under the 2019 Option Agreement. During the three and nine months ended September 30, 2020, the Company recorded a benefit of $4.4 million and $8.6 million, respectively, to research and development expense for qualifying expenses incurred under the 2019 Option Agreement. As of September 30, 2021 and December 31, 2020, the Company has recorded $0.0 million and $7.0 million, respectively, in other current liabilities relating to certain research and development obligations to be satisfied within one year of the balance sheet date. As of September 30, 2021, the Company has recorded $4.8 million in other long-term liabilities consisting of the previously allocated value of such obligations to be satisfied beyond one year from the balance sheet date as well as the relative fair value of the options, which is unchanged from December 31, 2020.

8. Share Capital

The Company had 145,364,335 authorized common shares as of September 30, 2021, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of
Type of Share Capital	Conditional Capital	September 30, 2021	December 31, 2020
Common shares	Registered share capital	80,321,227	75,133,951
Common shares	Authorized share capital	39,316,975	17,625,426
Common shares	Conditional share capital - Bonds or similar debt instruments	4,919,700	4,919,700
Common shares	Conditional share capital - Employee benefit plans	20,806,433	17,493,709
	Total	145,364,335	115,172,786

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

In January 2021, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or the 2021 ATM. As of September 30, 2021, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes on this amount was paid in 2021.

July 2020 Offering

In July 2020, the Company sold 7.4 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share for aggregate net proceeds of $484.8 million, which were net of equity issuance costs and stamp tax of $32.5 million.

9. Stock-based Compensation

During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$14,190	$9,109	$43,230	$24,492
General and administrative	12,009	8,131	33,392	22,596
Total	$26,199	$17,240	$76,622	$47,088

Stock option activity

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2020	8,101,980	$42.44
Granted	1,130,158	136.22
Exercised	(964,436)	33.09
Cancelled or forfeited	(379,930)	65.84
Outstanding at September 30, 2021	7,887,772	$55.89
Exercisable at September 30, 2021	4,374,086	$37.27
Vested and expected to vest at September 30, 2021	7,887,772	$55.89

As of September 30, 2021, total unrecognized compensation expense related to stock options was $159.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

Restricted stock activity

The following table summarizes restricted stock activity for the nine months ended September 30, 2021:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2020	894,092	$70.55
Granted	404,575	130.45
Vested	(209,189)	43.56
Cancelled or forfeited	(73,247)	88.49
Unvested balance as of September 30, 2021	1,016,231	$98.50

As of September 30, 2021, total unrecognized compensation expense related to unvested restricted common shares was $70.0 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.6 years.

10. Net (Loss) Income Per Share Attributable to Common Shareholders

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

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods ended (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(127,153)	$(92,439)	$518,909	$(241,826)
Basic weighted-average common shares outstanding	76,288,534	70,143,481	75,712,437	64,159,224
Effect of potentially dilutive securities:
Outstanding options	—	—	4,340,103	—
Unvested restricted common shares	—	—	502,142	—
Diluted weighted-average common shares outstanding	76,288,534	70,143,481	80,554,682	64,159,224
Basic net (loss) income per common share	(1.67)	(1.32)	6.85	(3.77)
Diluted net (loss) income per common share	(1.67)	(1.32)	6.44	(3.77)

The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding options	7,887,772	7,932,906	1,556,588	7,932,906
Unvested restricted common shares	1,016,231	897,510	143,617	897,510
ESPP	7,685	11,808	6,578	11,808
Total	8,911,688	8,842,224	1,706,783	8,842,224

11. Income Taxes

During the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.6 million and a provision of $4.1 million, respectively, representing an effective tax rate of 0.5% and 0.8%, respectively. During the three and nine months ended September 30, 2020, the Company recorded an income tax provision of $0.2 million and $1.0 million, respectively, representing an effective tax rate of -0.2% and -0.4%, respectively. The income tax provision is primarily attributable to the year-to-date pre-tax income earned by the Company’s U.S. subsidiary. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

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

CTX110. Our lead immuno-oncology product candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting cluster of differentiation 19, or CD19. CTX110 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial, CARBON, that is designed to assess the safety and efficacy of several dose levels of CTX110 for the treatment of relapsed or refractory B-cell malignancies. In October 2021, we released additional data from the ongoing CARBON clinical trial.

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

Our revenue to date has been primarily derived from collaborations with partners. We were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and the gain from consolidating Casebia, as well as for the nine months ended September 30, 2021 due to collaboration revenue from Vertex, but we do not expect to sustain our profitability in future years. With the exception of the year ended December 31, 2019 and the nine months ended September 30, 2021, we have incurred significant net operating losses each year since our inception and we expect to continue to incur net operating losses for the foreseeable future. As of September 30, 2021, we had $2,477.4 million in cash, cash equivalents and marketable securities and an accumulated deficit of $54.7 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; develop manufacturing infrastructure; and incur additional costs associated with operating as a public company. In addition, we expect to spend significantly more on capital expenditures than we have historically incurred in order to construct and build out our new U.S. headquarters for research and development in Boston, Massachusetts, and our cell therapy manufacturing facility in Framingham, Massachusetts. Please refer to Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021 for more information about these facilities.

Revenue

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the three and nine months ended September 30, 2021 was $0.8 million and $902.1 million, respectively. Revenue recognized for the three and nine months ended September 30, 2020 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021, as well as Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Period to Period
	2021	2020	Change
Revenue:
Collaboration revenue	$329	$148	$181
Grant revenue	495	—	495
Total revenue	824	148	676
Operating expenses:
Research and development	105,321	71,008	34,313
General and administrative	24,352	21,539	2,813
Total operating expenses	129,673	92,547	37,126
(Loss) income from operations	(128,849)	(92,399)	(36,450)
Other income, net	1,101	160	941
Net (loss) income before income taxes	(127,748)	(92,239)	(35,509)
Benefit (provision) for income taxes	595	(200)	795
Net (loss) income	$(127,153)	$(92,439)	$(34,714)

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2021 and 2020 was not material. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $105.3 million for the three months ended September 30, 2021, compared to $71.0 million for the three months ended September 30, 2020. The increase of approximately $34.3 million was primarily attributable to the following:

•
$16.2 million of increased variable research and development costs;
•
$10.3 million of increased employee compensation, benefit and other headcount related expenses, of which $5.1 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;
•
$9.3 million of increased facility-related expenses;
•
$3.2 million of increased license fees; offset by
•
$5.0 million of incentives and credits.

General and Administrative Expenses

General and administrative expenses were $24.3 million for the three months ended September 30, 2021, compared to $21.5 million for the three months ended September 30, 2020. The increase of approximately $2.8 million was primarily attributable to the following:

•
$3.8 million of increased employee compensation, primarily due to increased stock-based compensation expense; offset by
•
$0.9 million of incentives and credits.

Other Income, Net

Other income was $1.1 million for the three months ended September 30, 2021, compared to $0.2 million of income for the three months ended September 30, 2020. The change was primarily due to an increase in interest income earned on cash, cash equivalents and marketable securities for the three months ended September 30, 2021 as a result of an increase in our cash, cash equivalents and marketable securities.

Comparison of nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Period to Period
	2021	2020	Change
Revenue:
Collaboration revenue	$900,733	$349	$900,384
Grant revenue	1,331	—	1,331
Total revenue	902,064	349	901,715
Operating expenses:
Research and development	304,163	184,581	119,582
General and administrative	78,675	62,442	16,233
Total operating expenses	382,838	247,023	135,815
Income (loss) from operations	519,226	(246,674)	765,900
Other income, net	3,806	5,804	(1,998)
Net income (loss) before income taxes	523,032	(240,870)	763,902
Provision for income taxes	(4,123)	(956)	(3,167)
Net income (loss)	$518,909	$(241,826)	$760,735

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2021 was $900.7 million. Collaboration revenue for the nine months ended September 30, 2020 was not material. The increase in collaboration revenue was due to a $900.0 million upfront payment in connection with the A&R JDCA with Vertex. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $304.2 million for the nine months ended September 30, 2021, compared to $184.6 million for the nine months ended September 30, 2020. The increase of approximately $119.6 million was primarily attributable to the following:

•
$58.1 million of increased variable research and development costs;
•
$39.5 million of increased employee compensation, benefit and other headcount related expenses, of which $18.7 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;
•
$24.3 million of increased facility-related expenses; offset by
•
$5.0 million of incentives and credits.

General and Administrative Expenses

General and administrative expenses were $78.7 million for the nine months ended September 30, 2021, compared to $62.4 million for the nine months ended September 30, 2020. The increase of approximately $16.3 million was primarily attributable to the following:

•
$13.7 million of increased employee compensation, benefit and other headcount related expenses, of which $10.8 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth,
•
$3.9 million of increased intellectual property costs; primarily offset by
•
$0.9 million of incentives and credits.

Other Income, Net

Other income was $3.8 million for the nine months ended September 30, 2021, compared to $5.8 million of income for the nine months ended September 30, 2020. The decrease was primarily due to interest income earned on cash, cash equivalents and marketable securities for the nine months ended September 30, 2021 as a result of decrease in interest rates.

Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents and marketable securities of approximately $2,477.4 million, of which approximately $729.6 million was held outside of the United States.

In August 2019, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In December 2020, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $350.0 million, or the 2020 ATM. In January 2021, we issued and sold under the 2020 ATM an aggregate of 0.3 million common shares at an average price of $162.46 per share with aggregate proceeds of $46.7 million, which were net of equity issuance costs of $0.7 million. An additional $0.5 million of stamp taxes on this amount was paid in 2021.

In January 2021, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $600.0 million. As of September 30, 2021, we have issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes on this amount was paid in 2021.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. We were profitable for the year ended December 31, 2019 due to collaboration revenue from Vertex and the gain from consolidating Casebia, as well as for the nine months ended September 30, 2021 due to collaboration revenue from Vertex, but we do not expect to sustain our profitability in future years. With the exception of the year ended December 31, 2019 and the nine months ended September 30, 2021, we have incurred significant net operating losses each year since our inception and we expect to continue to incur net operating losses for the foreseeable future. As of September 30, 2021, we had $2,477.4 million in cash, cash equivalents and marketable securities and an accumulated deficit of $54.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Nine Months Ended September 30,		Period to Period
	2021	2020	Change
Net cash provided by (used in) operating activities	$625,010	$(157,154)	$782,164
Net cash used in investing activities	(1,026,714)	(336,926)	(689,788)
Net cash provided by financing activities	244,646	603,525	(358,879)
Effect of exchange rate changes on cash	(14)	5	(19)
Net increase (decrease) in cash	$(157,072)	$109,450	$(266,522)

Net Cash Used in Operating Activities

Net cash provided by operating activities was $625.0 million for the nine months ended September 30, 2021, compared to cash used in operating activities of $157.2 million for the nine months ended September 30, 2020. The $782.2 million increase in cash provided by operating activities was primarily driven by an increase in net income of $760.7 million, from a net loss of $241.8 million for the nine months ended September 30, 2020 to net income of $518.9 million for the nine months ended September 30, 2021. The increase in net income is primarily driven by a $900.0 million upfront payment from Vertex in connection with the A&R JDCA. Additionally, non-cash expense increased $43.0 million, primarily related to an increase in stock compensation and depreciation. The increase was offset by increased spending in our clinical and pre-clinical stage programs and increased payroll and payroll-related expenses to support overall growth, as well as a $21.6 million decrease in net changes of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $1,026.7 million, compared to $336.9 million for the nine months ended September 30, 2020. The increase in net cash used in investing activities consisted primarily of purchases of marketable securities and property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $244.6 million, compared with $603.5 million for the nine months ended September 30, 2020. The net cash provided by financing activities for the nine months ended September 30, 2021 consisted of option exercise proceeds, net of issuance costs. Additionally, 1.4 million common shares were issued in connection with our Open Market Sale AgreementSM, which resulted in $219.9 million of net cash proceeds, after deducting $3.1 million in equity issuance costs and $2.2 million of stamp taxes.

Contractual Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $2,477.4 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRISPR Therapeutics AG

Dated: November 3, 2021	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2021	By:	/s/ Brendan Smith
Brendan Smith
Chief Financial Officer
(Principal Financial Officer)