Form 10-K
period 2021-12-31
CRISPR Therapeutics AG
filed 2022-02-15
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $11.4 billion, based on the closing price on the Nasdaq Global Market of the Registrant’s common shares on June 30, 2021 (the last trading day of the Registrant’s second fiscal quarter of 2021).

The number of the Registrant’s common shares outstanding as of February 11, 2022 was 77,067,587.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual General Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Report.

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
•
Our business may be adversely affected by the ongoing coronavirus pandemic, including the emergence of additional variants.
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

“CRISPR Therapeutics®” standard character mark and design logo, “CTX001TM,” “CTX110TM,” “CTX120TM,” “CTX130TM,” and “CRISPR TXTM” are trademarks and registered trademarks of CRISPR Therapeutics AG. All other trademarks and registered trademarks contained in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

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
•
the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for CTX001, CTX110, CTX120, CTX130 and VCTX210, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;
•
the actual or potential benefits of FDA designations, such as orphan drug, fast track and regenerative medicine advanced therapy, or such European equivalents, including the PRIority MEdicines, or PRIME, designation;
•
our ability to advance product candidates into, and successfully complete, clinical trials;
•
the size and growth potential of the markets for our product candidates and our ability to serve those markets;
•
the rate and degree of market acceptance of our product candidates and the success of competing therapies that are or become available;
•
our plan to consolidate our various office and laboratory locations in the greater Boston area into a single location and to validate our cell therapy manufacturing facility to enable us to produce clinical cell therapy product supply in the future;
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

PART I

Item 1. Business.

BUSINESS

Overview

We are a leading gene editing company focused on the development of CRISPR/Cas9-based therapeutics. CRISPR/Cas9 stands for Clustered Regularly Interspaced Short Palindromic Repeats (CRISPR)/CRISPR-associated protein 9 (Cas9) and is a revolutionary technology for gene editing, the process of precisely altering specific sequences of genomic DNA. We aim to apply this technology to disrupt, delete, correct and insert genes to treat genetically-defined diseases and to engineer advanced cellular therapies. We believe that our scientific expertise, together with our gene-editing approach, may enable an entirely new class of highly effective and potentially curative therapies for patients with both rare and common diseases for whom current biopharmaceutical approaches have had limited success. Our most advanced programs target the genetically-defined diseases transfusion-dependent beta thalassemia, or TDT, and severe sickle cell disease, or SCD, two hemoglobinopathies with high unmet medical need. We are also progressing several gene-edited allogeneic cell therapy programs, beginning with three allogeneic chimeric antigen receptor T cell, or CAR-T candidates for the treatment of hematological and solid tumor cancers, as well as an investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived therapy for the treatment of type 1 diabetes, or T1D. In addition, we are advancing several programs leveraging in vivo editing approaches.

The use of CRISPR/Cas9 for gene editing was derived from a naturally occurring viral defense mechanism in bacteria and was pioneered by one of our scientific founders, Dr. Emmanuelle Charpentier, the Acting and Founding Director of the Max Planck Unit for the Science of Pathogens in Berlin, Germany. Dr. Charpentier and her collaborators published work elucidating the mechanism by which the Cas9 endonuclease, a key component of CRISPR/Cas9, can be programmed to cut double-stranded DNA at specific locations. Dr. Charpentier and her collaborator, Dr. Jennifer Doudna of the University of California, Berkeley, shared the 2020 Nobel Prize in Chemistry for their groundbreaking work. We have acquired rights to the intellectual property encompassing CRISPR/Cas9 and related technologies from Dr. Charpentier and continue to strengthen our intellectual property estate through our own research and additional in-licensing efforts, furthering our leadership in the development of CRISPR/Cas9-based therapeutics.

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

Hemoglobinopathies

Our lead product candidate, CTX001, is an investigational ex vivo CRISPR gene-edited therapy that is being evaluated for patients suffering from TDT or severe SCD in which a patient’s hematopoietic stem cells are engineered to produce high levels of fetal hemoglobin (HbF; hemoglobin F) in red blood cells. HbF is a form of the oxygen-carrying hemoglobin that is naturally present at birth and is then replaced by the adult form of hemoglobin. The elevation of HbF by CTX001 has the potential to eliminate transfusion requirements for TDT patients and painful and debilitating vaso-occlusive crises for SCD patients. CTX001 is being developed under a joint development and commercialization agreement between us and Vertex Pharmaceuticals Incorporated, or Vertex.

Beta Thalassemia

We and Vertex are investigating CTX001 in a Phase 3 open-label clinical trial, CLIMB THAL-111, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT, including beta zero/beta zero subtypes. The first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the trial opened for concurrent dosing. CLIMB THAL-111 is designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of CTX001 in patients who received CTX001. CLIMB-131 is designed to follow participants for up to 15 years after CTX001 infusion. Enrollment is complete for CLIMB THAL-111.

In the second quarter of 2021, at the European Hematology Association Congress, we presented updated clinical data from the first fifteen patients with TDT treated with CTX001 who had reached at least three months of follow-up after CTX001 dosing. For additional information regarding the clinical data, please see “Business—Our Lead Hemoglobinopathies Product Candidate—CTX001.”

Sickle Cell Disease

We and Vertex are also investigating CTX001 in a Phase 3 open-label clinical trial, CLIMB SCD-121, that is designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with severe SCD. Similar to the trial in TDT, the first two patients in the trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the trial opened for concurrent dosing. CLIMB SCD-121 is designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of CTX001 in patients who received CTX001. CLIMB-131 is designed to follow participants for up to 15 years after CTX001 infusion. Enrollment is complete for CLIMB SCD-111.

In the second quarter of 2021, at the European Hematology Association Congress, we presented updated clinical data from the first seven patients with SCD treated with CTX001 who had reached at least three months of follow-up after CTX001 dosing. For additional information regarding the clinical data, please see “Business—Our Lead Hemoglobinopathies Product Candidate—CTX001.”

Regulatory Designations— CTX001

CTX001 has been granted a number of regulatory designations from the FDA, including Regenerative Medicine Advanced Therapy, or RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations for the treatment of both TDT and SCD. CTX001 has also been granted Orphan Drug Designation from the European Commission, as well as the PRIority MEdicines, or PRIME, designation from EMA for the treatment of both TDT and SCD. For additional information regarding the impact of regulatory designations, please see “Business—Government Regulations.”

Immuno-Oncology

We believe CRISPR/Cas9 has the potential to create the next generation of CAR-T cell therapies that may have a superior product profile compared to current autologous therapies and allow accessibility to broader patient populations. Drawing from the ex vivo gene-editing capabilities gained through our lead programs, we are advancing several immuno-oncology cell therapy programs, including three programs in clinical trials.

CTX110. Our lead immuno-oncology product candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting Cluster of Differentiation 19, or CD19. CTX110 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial, CARBON, that is designed to assess the safety and efficacy of several dose levels of CTX110 in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy. CTX110 has been granted RMAT designation by the FDA.

In the fourth quarter of 2021, we released updated clinical data from the ongoing CARBON trial for 26 patients treated with CTX110 who had reached at least 28 days of follow-up. For additional information regarding the clinical data, please see “Business—Our Lead Immuno-Oncology Product Candidate—CTX110.”

CTX120. CTX120 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting B-cell maturation antigen, or BCMA. CTX120 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial that is designed to assess the safety and efficacy of several dose levels of CTX120 for the treatment of relapsed or refractory multiple myeloma. CTX120 has received Orphan Drug Designation from the FDA.

CTX130. CTX130 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting Cluster of Differentiation 70, or CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being developed for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies. CTX130 is being investigated in two ongoing independent Phase 1 single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 for the treatment of relapsed or refractory renal cell carcinoma and various types of lymphoma, respectively. CTX130 for the treatment of T-cell lymphoma has received Orphan Drug Designation from the FDA.

Regenerative Medicine

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

Our first major effort in this area is in diabetes, and we and ViaCyte, Inc., or ViaCyte, are advancing multiple programs as part of a strategic collaboration for the discovery, development and commercialization of gene-edited stem cell therapies for the treatment of diabetes. We believe the combination of ViaCyte’s stem cell capabilities and our gene-editing capabilities has the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without requiring concurrent immune suppression.

VCTX210. VCTX210 is an investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived product candidate for the treatment of T1D developed by applying our gene-editing technology to ViaCyte’s proprietary stem cell capabilities. We and ViaCyte are investigating VCTX210 in an ongoing Phase 1 clinical trial that is designed to assess VCTX210’s safety, tolerability, and immune evasion in patients with T1D.

In Vivo

In addition to our ex vivo programs, we are pursuing a number of in vivo gene-editing programs. Our initial in vivo applications target diseases of the liver, lung, muscle and central nervous system and leverage well-established delivery technologies for gene-based therapeutics, such as lipid nanoparticle-based delivery vehicles, or LNPs, and adeno-associated viral vectors, or AAV vectors.

Partnerships

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and accelerate development of programs by accessing specific technologies and/or disease-area expertise. We have formed broad strategic partnerships to develop gene editing-based therapeutics in specific disease areas. For additional information regarding certain of these partnerships, please see “Business—Strategic Partnerships and Collaborations.”

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex pursuant to which, among other things, we are co-developing and preparing to co-commercialize CTX001 for TDT and SCD. In April 2021, we and Vertex agreed to amend and restate our existing joint development and commercialization agreement, pursuant to which, among other things, we will continue to develop and prepare to commercialize CTX001 for TDT and SCD in partnership with Vertex. We also entered into a strategic collaboration and license agreement with Vertex in June 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1.

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

Bayer. In the fourth quarter of 2019, we entered into a series of transactions pursuant to which we and Bayer Healthcare LLC, or Bayer, terminated our 2015 agreement, which had created the joint venture Casebia Therapeutics Limited Liability Partnership, or Casebia, to discover, develop and commercialize CRISPR/Cas9 gene-editing therapeutics to treat the genetic causes of bleeding disorders, autoimmune disease, blindness, hearing loss and heart disease. In connection thereto, Casebia became a wholly-owned subsidiary of ours. We and Bayer also entered into a new option agreement pursuant to which Bayer has an option to co-develop and co-commercialize two products for the diagnosis, treatment, or prevention of certain autoimmune disorders, eye disorders or hemophilia A disorders for a specified period of time, or, under certain circumstances, exclusively license such optioned products.

Nkarta. In the second quarter of 2021, we entered into a research and collaboration agreement with Nkarta, Inc., or Nkarta, to bring together our gene editing technology and T-cell expertise with Nkarta’s leading natural killer, or NK, cell discovery, development and manufacturing capabilities. Under the collaboration, we and Nkarta are co-developing and co-commercializing two donor-derived, gene-edited CAR-NK cell product candidates, one of which targets CD70, and a product candidate combining NK and T cells.

Capsida. In the second quarter of 2021, we entered into a strategic collaboration agreement with Capsida Biotherapeutics, Inc., or Capsida, to develop in vivo gene editing therapies delivered with engineered AAV vectors for the treatment of amyotrophic lateral sclerosis, or ALS, and Friedreich’s ataxia. Under the agreement, we lead research and development of the Friedreich’s ataxia program and perform gene-editing activities for both programs, and Capsida leads research and development of the ALS program and conducts capsid engineering for both programs. Capsida’s high-throughput AAV engineering platform aims to generate capsids optimized to target specific tissue types and limits transduction of tissues and cell types that are not relevant to the target disease, potentially improving the activity and tolerability of our gene editing investigational therapies. We and Capsida each have the option to co-develop and co-commercialize the program that the other leads.

Our mission is to create transformative gene-based medicines for serious human diseases. We believe that our highly experienced team, together with our scientific expertise, product development strategy, partnerships and intellectual property, position us as a leader in the development of CRISPR-based therapeutics.

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

We believe gene editing has the potential to enable a next generation of therapeutics and provide potentially curative therapies to many genetic diseases through precise gene modification. Furthermore, the ability to alter DNA sequences precisely has applications beyond the treatment of genetically-defined diseases. CRISPR/Cas9 gene editing could also enable the engineering of cell-based therapies to make them more efficacious, safer and available to a broader group of patients. Cell therapies have already begun to make a meaningful impact in certain diseases and gene editing could help accelerate that progress across diverse disease areas, including oncology and diabetes.

The process of gene editing involves precisely altering DNA sequences within the genomes of cells using enzymes to cut the DNA at specific locations. After a cut is made, natural cellular processes repair the DNA to either silence or correct undesirable sequences, potentially reversing their negative effects. Importantly, because the genome itself is modified in this process, the change is permanent in the patient. Earlier generations of gene-editing technologies, such as zinc finger nucleases, or ZFNs, transcription-activator like effector nucleases, or TALENs, and meganucleases, rely on engineered protein-DNA interactions to govern the location of editing. While these systems were an important first step to demonstrate the potential of gene editing, their development has been challenging in practice due to the complexity of engineering protein-DNA interactions. In contrast, CRISPR/Cas9 is guided by RNA-DNA interactions, which are more predictable and straightforward to engineer and apply. As a result, we have continued to invest in broadening our CRISPR platform so we can employ a variety of technologies as appropriate.

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

Our Pipeline

The following table summarizes the status of our product development pipeline:

Our Pipeline

PROGRAM	RESEARCH	IND-ENABLING	CLINICAL	MARKETED	STATUS	PARTNER	STRUCTURE
Hemoglobinopathies							
CTX001™: β-thalassemia					*Enrolling*	VERTEX	Collaboration
CTX001™: Sickle cell disease (SCD)					*Enrolling*	VERTEX	Collaboration
Immuno-oncology							
CTX110™: Anti-CD19 allogeneic CAR-T					*Enrolling*		Wholly-owned
CTX120™: Anti-BCMA allogeneic CAR-T					*Enrolling*		Wholly-owned
CTX130™: Anti-CD70 allogeneic CAR-T					*Enrolling*		Wholly-owned
Anti-CD70 allogeneic CAR-NK						nkarta THERAPEUTICS	Collaboration
Regenerative medicine							
VCTX210: Type I diabetes mellitus					*Enrolling*	VIACYTE®	Collaboration
***In vivo* approaches**							
Glycogen storage disease Ia (GSD Ia)							Wholly-owned
Hemophilia A						BAYER	Collaboration
Friedreich's ataxia (FA)						CAPSIDA BIOTHERAPEUTICS	Collaboration
Amyotrophic lateral sclerosis (ALS)						CAPSIDA BIOTHERAPEUTICS	Collaboration
Duchenne muscular dystrophy (DMD)							License

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

A potentially curative therapy for this disease is allo-HSCT, but few patients elect to have this procedure given its associated morbidity and mortality and the lack of matched and willing donors. In addition, the EMA gave a conditional marketing authorization to Zynteglo (autologous CD34+ cells encoding βA-T87Q-globin gene), a lentiviral gene therapy developed by bluebird bio, for the treatment of certain patients with TDT in 2019, but in 2021 bluebird bio withdrew Zynteglo from the European market. We believe that our therapeutic approach could offer a potentially curative therapy for this devastating disease.

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

Limitations of current treatment options

As with beta thalassemia, in regions where medical infrastructure can support it, standard treatment for patients with SCD who have high levels of hemolysis involves chronic blood transfusions, which has the same associated risks of iron overload and toxicities associated with chelation therapy. The FDA and/or EMA have approved several disease-modifying therapies for SCD as well, including hydroxyurea, Adakveo (crizanlizumab-tmca) and Oxbryta (voxelotor). Allo-HSCT is another potential treatment option. While allo-HSCT provides the only potentially curative therapeutic path for SCD, it is often avoided given the significant risk of transplant-related morbidity and mortality in these patients and the lack of matched and willing donors.

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

Our therapeutic approach involves isolating hematopoietic stem cells, or HSCs, which give rise to red blood cells, from a patient, treating those cells ex vivo with CRISPR/Cas9 to disrupt the BCL11A erythroid specific enhancer and reintroducing the edited cells back into the patient. We believe that once reintroduced into the patient, these genetically modified stem cells will produce red blood cells that contain high levels of HbF. In beta thalassemia, elevating HbF may reduce the toxicity of unpaired alpha globin chains, thereby increasing red blood cell lifespan. Consequently, CTX001 has the potential to reduce or even eliminate the need for transfusions in these patients. In SCD, elevated HbF may prevent a cell from sickling, and so achieving sufficiently high HbF in most red blood cells could significantly reduce or eliminate the symptoms associated with the disease.

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

CTX001 engraftment in vivo in mice1

Clinical Trials

We and Vertex are investigating CTX001 in two Phase 3 open-label clinical trials designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT, CLIMB THAL-111, and severe SCD, CLIMB SCD-121, respectively. The first two patients in each clinical trial were treated sequentially and, following data from the initial two patients in each clinical trial indicating successful engraftment and an acceptable safety profile, that clinical trial opened for concurrent dosing. Both clinical trials are designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of CTX001 in patients who received CTX001 in CLIMB THAL-111 or CLIMB SCD-121. CLIMB-131 is designed to follow participants for up to 15 years after CTX001 infusion.

These clinical trials are ongoing. More than 70 patients have been dosed with CTX001 across both studies to date and enrollment is complete.

CTX001 has been granted a number of regulatory designations from the FDA, including RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations for the treatment of both TDT and SCD. CTX001 has also been granted Orphan Drug Designation from the European Commission, as well as PRIME designation from the EMA for the treatment of both TDT and SCD.

Schematic of study procedures for the CLIMB THAL-111 and CLIMB SCD-121 Phase 3 trials

Stage 1
Stage 2
Stage 3
Stage 4
STUDY SITE
Screening
CD34+ HSPC
mobilized and collected
Myeloablative conditioning
(busulfan)
CTX001
infusion
Engraftment
and
discharge
Follow-up
CRISPR-Cas9
editing
CENTRAL
MANUFACTURING
FACILITY
Processing of CTX001
Shipment to study site

We and Vertex previously published results on the first patient treated in each clinical trial in the New England Journal of Medicine. In the second quarter of 2021 at the European Hematology Association Congress, we presented updated clinical data from the first 15 patients with TDT treated with CTX001 who had reached at least three months of follow-up after CTX001 dosing (range: 4 to 26.2 months) as of the March 30, 2021 data cutoff and therefore could be assessed for initial safety and efficacy results. All 15 patients showed a similar pattern of response, with rapid and sustained increases in total hemoglobin and HbF. These patients all had clinically meaningful improvements in total hemoglobin levels, which ranged from 8.9 to 16.9 g/dL at last visit, driven by increased HbF levels, which ranged from 67.3% to 99.6% at last visit. The elevation of HbF translated into transfusion independence in all patients. All 15 patients ceased receiving packed RBC, or pRBC, transfusions soon after CTX001 infusion, with the last pRBC transfusion occurring between 0.7 and 2.0 months after CTX001 infusion. All patients, including six who have the beta zero/beta zero or other severe genotypes, were transfusion-free at last follow-up. Across the ten patients with at least six months of follow-up, more than 98% of red blood cells, or RBCs, expressed HbF, indicating pancellular distribution of HbF. In addition, the available bone marrow allelic editing data, encompassing ten patients with at least six months of follow-up, of which five patients had at least 12 months of follow-up and one patient had at least 24 months of follow-up, demonstrated a durable effect. Consistent with this bone marrow allelic editing data, all five patients with greater than one year of follow-up as of the data cutoff date demonstrate a stable and durable response to treatment, including the first patient treated with CTX001, who had a total hemoglobin level of 14.7 g/dL and HbF level of 14.1 g/dL at last visit, 24 months after CTX001 dosing.

Clinically Meaningful HbF and Total Hb Were Achieved Early and Maintained in TDT

Hemoglobin fractionation, Hb (g/dL)
HbF
HbA
HbA2
CTX001 infusion
Total Hb,
Mean (range), g/dL
HbF,
Mean (range), g/dL
10.1
7.2 - 13.7
0.5
0.0 - 1.9
8.7
4.6 - 13.2
0.5
0.1 - 1.8
11.0
6.6 - 16.2
4.7
1.9 - 9.9
11.4
8.5 - 17.6
7.5
4.0 - 10.4
12.2
9.7 - 17.2
10.3
6.1 - 13.4
12.4
10.0 - 16.9
10.8
7.4 - 13.2
11.6
8.9 - 13.7
10.3
6.9 - 13.0
12.0
9.9 - 13.5
11.0
9.1 - 12.9
12.1
11.1 - 12.9
11.5
9.1 - 12.6
13.2
12.1 - 14.2
12.6
11.7 - 13.5
14.1
13.1
13.3
12.5
14.7
14.1
Baseline 1 2 3 4 5 6 9 12 15 18 21 24
Months after CTX001 infusion
n = 15 15 14 14 14 13 11 6 5 2 1 1 1

Duration of Transfusion Independence After CTX001 Infusion

Patient Genotype
Pre-study RBC transfusions (units/year)
Patient receiving pRBC transfusions
Patient not receiving pRBC transfusions
Total Hb at last visit (g/dL)
β0 / IVS-I-110¹ 34 1.0 25.2 14.7
β0 / β+ 61 1.9 15.4 12.1
β+ / β+ 51.5 1.5 13.2 11.3
β0 / β+ 23.5 1.0 7.8 12.6
β+ / β+ 33 0.9 12.9 11.1
β0 / IVS-I-110¹ 26.5 0.7 9.2 12.8
β0 / β0 26 2.0 7.4 10.2
β0 / βE 28.5 0.9 7.8 10.3
β0 / β+ 35 1.3 6.5 8.9
IVS-I-110 / IVS-I-110¹ 44.5 0.9 6.7 12.7
β0 / βE 20.5 0.7 6.1 13.7
IVS-I-110 / IVS-I-110¹ 49.5 0.8 5.1 13.0
β0 / β+ 39.5 0.8 4.6 16.9
β+ / β+ 28 0.8 3.7 12.4
β0 / β0 34.5 1.7 2.4 10.5
0 2 4 6 8 10 12 14 16 18 20 22 24 26
Months after CTX001 infusion

(1) IVS-I-110 phenotype is severe and similar to β^0

The safety data from all fifteen patients were generally consistent with an autologous stem cell transplant and myeloablative conditioning. The majority of adverse events, or AEs, occurred within the first 60 days after CTX001 infusion. Three patients experienced serious AEs, or SAEs, assessed as related or possibly related to busulfan only: venoocclusive liver disease (two patients), febrile neutropenia (one patient), colitis (one patient) and pneumonia (one patient); all of these resolved. One patient experienced four SAEs assessed by the investigator as related or possibly related to CTX001: headache, haemophagocytic lymphohistiocytosis, or HLH, acute respiratory distress syndrome and idiopathic pneumonia syndrome (the latter also related to busulfan). All SAEs occurred in the context of HLH and have resolved. No SAEs related to CTX001 were reported in the other patients. The majority of non-serious adverse events were considered mild to moderate. In addition to the data described above as of the data cutoff, a TDT patient with less than three months of follow-up, and therefore not included in the data cut, experienced an SAE of cerebellar hemorrhage that was considered related to busulfan conditioning and has resolved.

CLIMB-121 Trial in Severe SCD

In the second quarter of 2021, at the European Hematology Association Congress, we presented updated clinical data from the first seven patients with SCD treated with CTX001 who had reached at least three months of follow-up after CTX001 dosing (range: 4.9 to 22.4 months) as of the March 30, 2021 data cutoff and therefore could be assessed for initial safety and efficacy results. All seven patients showed a similar pattern of response, with rapid and sustained increases in total hemoglobin and HbF, as well as elimination of vaso-occlusive crises, or VOCs, through last analysis. All seven patients remained VOC-free after CTX001 infusion and had clinically meaningful improvements in total hemoglobin with normal to near normal total hemoglobin levels at last visit, including total hemoglobin levels from 11 to 15.9 g/dL and HbF levels from 39.6% to 49.6% at last visit. Improvements in markers of hemolysis, such as serum lactate dehydrogenase and haptoglobin, were observed, and all four patients with haptoglobin data at six months had detectable haptoglobin by their six-month visit. In addition, bone marrow allelic editing data collected from four patients with at least six months of follow-up, of which two had 12 months of follow-up after CTX001 infusion, demonstrated a durable effect. As of the data cutoff date, two patients with SCD have had follow-up of greater than one year, and both demonstrate a stable and durable response to treatment.

Clinically Meaningful HbF and Total Hb Were Achieved Early and Maintained in SCD

Hemoglobin fractionation, Hb (g/dL)
HbF
HbS
HbA
HbA2
CTX001 infusion
Total Hb,
Mean (range),
g/dL
HbF,
Mean (range),
%
7.7
5.7 - 9.7
4.0%
0.0 - 9.1
9.5
8.0 - 12.5
5.7%
0.8 - 17.3
11.2
8.9 - 13.7
27.1%
21.1 - 33.7
12.1
10.0 - 15.4
37.4%
31.3 - 46.8
12.5
9.7 - 14.9
44.2%
39.6 - 49.5
13.2
11.7 - 16.1
45.9%
40.6 - 50.9
13.5
11.3 - 15.9
45.3%
41.9 - 48.0
11.3
10.7 - 11.8
48.2%
46.1 - 50.2
10.7
10.3 - 11.0
46.0%
42.4 - 49.6
12.0
43.2%
11.4
43.1%
12.0
42.0%
Baseline
1
2
3
4
5
6
9
12
15
18
21
Months after CTX001 infusion
n =
7
7
7
7
7
6
5
2
2
1
1
1

Duration of Freedom from VOCs after CTX001 Infusion

Pre-study VOC burden
Average number per year
over the previous 2 years
Total Hb at
last visit (g/dL)
1
7.0
22.4
12.0
2
7.5
13.6
11.0
3
4.0
9.6
13.7
4
2.5
7.5
15.9
5
5.5
6.3
15.2
6
9.5
5.6
11.7
7
4.0
4.9
12.5
0
2
4
6
8
10
12
14
16
18
20
22
Months after CTX001 infusion

The safety data from seven patients were generally consistent with an autologous stem cell transplant and myeloablative conditioning. There were no SAEs considered related to CTX001, and the majority of non-serious adverse events were considered mild to moderate. The majority of AEs occurred within the first sixty days of CTX001 infusion. After CTX001 infusion, one patient experienced an SAE of sepsis related to busulfan, which resolved.

Immuno-Oncology Programs

Over the past several years, interest in the oncology community has grown rapidly in the field of immuno-oncology, or treatments that harness the immune system to attack cancer cells. Engineered immune cell therapy is one such approach, in which immune system cells such as T cells are genetically modified to enable them to recognize and attack cancerous cells.

Engineered cell therapy has demonstrated encouraging results leading to three approvals for autologous CD19-targeted CAR-T products, and may become an entirely new class of oncology therapeutics; however, realizing this full potential will require overcoming some key challenges. Most engineered cell therapies in development require unique products to be created for each patient treated, an approach that has in the past proven challenging and cost prohibitive in the field of oncology. This bespoke manufacturing process takes time during which a patient’s disease can progress and sometimes fails to produce a viable product at all. Additionally, these versions of engineered cell therapies appear limited in their ability to treat solid tumors and have demonstrated a high rate of toxicities that require complicated management protocols. In contrast, allogeneic engineered T-cell therapies can be administered “off-the-shelf” and thus could have immediate availability, improved access, simpler logistics, greater consistency since each batch yields many doses, and flexible dosing, whether through dose titration or re-dosing.

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

In our immuno-oncology cell therapies, we are using the multiplexing ability of CRISPR/Cas9 both to enable allogeneic administration and to introduce additional genetic edits that aim to improve the efficacy or safety profile of these product candidates. Furthermore, we are leveraging our CRISPR platform to enable a process of continuous innovation in which we incorporate incremental edits into next-generation products to try to increase treatment benefit further. We continue to expand our multiplexing capabilities to help us realize the full potential of engineered cell therapy in immuno-oncology across all tumor types, including solid tumors. Given the important role we believe CRISPR/Cas9 will play in engineered cell therapy going forward we have thus far elected to retain full ownership of our allogeneic CAR-T cell programs.

In addition, multiple groups have begun to demonstrate the utility of other immune cells, such as natural killer, or NK, cells, in immuno-oncology therapy. To expand our efforts in gene-edited immune cell therapy beyond T cells, we formed a collaboration with Nkarta that brings together our gene editing technology and cell therapy expertise with Nkarta’s leading NK cell discovery, development and manufacturing capabilities. We and Nkarta are co-developing and co-commercializing two donor-derived, gene-edited CAR-NK cell product candidates, one of which targets CD70. Additionally, we are co-developing and co-commercializing a product candidate combining NK and T cells to harness the unique advantages of both cell types.

Our Lead Immuno-Oncology Product Candidate—CTX110

Our lead immuno-oncology product candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting CD19-positive malignancies, such as certain lymphomas and leukemias. A primary aim of CTX110 is to overcome the inefficiency and cost of creating a unique product for each patient with a given tumor type by treating many different patients from a single batch, which we refer to as being an “off-the-shelf” therapy. To generate CTX110, we make three modifications to T cells taken from healthy donors using our gene-editing technology: (i) the T-cell receptor, or TCR, is eliminated to reduce the risk of Graft versus Host Disease, or GvHD, from the product candidate, (ii) a CD19-directed CAR is inserted site-specifically into the TRAC gene and (iii) the class I major histocompatibility complex, MHC I, is removed from the cell surface in order to improve the persistence of the CAR-T cells in an “off-the-shelf” setting. We believe this approach will have advantages over other allogeneic CAR-T products in development that semi-randomly insert the CAR using an integrating virus and do not include the MHC I knockout to increase persistence.

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

Efficient production of CTX110 via multiplexed editing and prolonged survival of CTX110-treated mice in a disseminated Nalm6 xenograft tumor model

Clinical Trials

We are currently investigating CTX110 in a Phase 1 single-arm, multi-center, open-label clinical trial, CARBON, that is designed to assess the safety and efficacy of several dose levels of CTX110 in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy. The CARBON clinical trial is ongoing, and we have expanded it into a pivotal trial that incorporates consolidation dosing and have begun dosing patients in this pivotal arm. CTX110 has been granted RMAT designation by the FDA.

CARBON Trial Design

CARBON: Single-arm study evaluating the safety and efficacy of CTX110

Allogeneic CAR-T enables simplified trial design:

- Short screening timeframe
- No apheresis
- No bridging chemotherapy
- On-site availability of CAR-T cell product

ICF
Median time from enrollment to start of LD: 2 days
CTX110 infusion
Option for 2nd CTX110 infusion with LD following disease progression
Screening
Lymphodepletion (LD)
Follow up

Cyclophosphamide (500 mg/m²) + **Fludarabine** (30 mg/m²) for 3 days

NCT04035434

Key eligibility criteria

- Age ≥18 years
- Relapsed/refractory non-Hodgkin lymphoma, as evidenced by 2+ lines of prior therapy
- ECOG performance status 0 or 1
- Adequate renal, liver, cardiac, and pulmonary organ function
- No prior allogeneic SCT or treatment with CAR-T therapy

Primary endpoints

- Incidence of adverse events, defined as DLTs
- ORR

Key secondary endpoints

- CR rate, DoR, and OS

In October 2021, we shared updated clinical data from our CARBON trial. As of the August 26, 2021 data cutoff, 30 patients with large B-cell lymphoma, or LBCL, had been enrolled, of which 26 patients had received CTX110 with at least 28 days of follow-up and were included in the analysis. All 26 patients had aggressive LBCL, including diffuse large B-cell lymphoma, or DLBCL, not otherwise specified (NOS), high grade lymphoma (e.g., triple hit) and transformed follicular lymphoma, or tFL. The majority of patients had Stage IV lymphoma and were refractory to their last line of therapy before entering the trial. Approximately 31% of patients had progressed through two or more lines of therapy and received CTX110 within nine months of their first lymphoma treatment, indicative of rapidly progressive disease. Patients were infused with a single CTX110 infusion following three days of a standard lymphodepletion regimen consisting of fludarabine (30 mg/m2/day) and cyclophosphamide (500 mg/m2/day). Dose escalation began at 30 million CAR-positive T cells (Dose Level 1; DL1) and escalated to the highest dose of 600 million CAR-positive T cells (Dose Level 4; DL4). Patients could be re-dosed with CTX110 following disease progression.

CARBON Patient Flow

As of the data cutoff date:

Enrolled: 30 patients

Treated[1]**: 29** patients

≥28 days of follow-up (included in data cut): **26** patients

DL2 and above: 23 patients

Dose Level	CAR⁺ T cells	Patients
DL4	600x10^6	8
DL3.5	450x10^6	6
DL3	300x10^6	6
DL2	100x10^6	3
DL1	30x10^6	3

(1) Includes patients in the process of being treated as of the cutoff date

Modified ITT (mITT) nearly identical to ITT: just one patient enrolled but not treated

At DL2 and above:

- **mITT:** 23 patients infused
- **ITT:** 24 patients enrolled

CARBON Patient Baseline Characteristics

CARBON only enrolled patients with aggressive LBCL

- **High burden of disease** with significant baseline tumor volume
- Both relapsed and refractory patients, including **primary refractory patients that had no prior response to any anti-cancer therapy**
- **History of rapidly progressive disease** – 31% of patients had progressed through 2+ lines of therapy and received CTX110 within 9 months of their first lymphoma treatment

N (%) (unless otherwise noted)

Cell dose (CAR^+ T cells)	DL1 $30x10^6$ *N=3*	DL2 $100x10^6$ *N=3*	DL3 $300x10^6$ *N=6*	DL3.5 $450x10^6$ *N=6*	DL4 $600x10^6$ *N=8*
Median age, years (range)	52 (50-61)	64 (58-74)	69 (62-74)	67.5 (25-74)	65.5 (55-75)
Female	1 (33)	1 (33)	4 (67)	2 (33)	2 (25)
Lymphoma subtypes					
Large B-cell lymphoma (LBCL)[1]	3 (100)	3 (100)	6 (100)	6 (100)	8 (100)
Current disease stage[2]					
Stage IV	2 (67)	2 (67)	2 (33)	5 (83)	4 (50)
Prior treatments					
Median number (range)	2 (2-8)	3 (2-3)	2 (2-4)	2.5 (2-10)	3 (2-10)
Hematopoietic stem cell transplant	0	0	3 (50)	4 (67)	2 (25)
Refractory to last therapy	3 (100)	3 (100)	2 (33)	1 (17)	5 (63)

(1) Including DLBCL NOS, high grade lymphoma (e.g., triple hit), transformed follicular lymphoma (tFL); (2) Per Lugano 2014

Data are shown below for the 26 patients that received CTX110 and had at least 28 days of follow-up. The overall response rate, or ORR, and complete response, or CR, rate for patients treated at Dose Level 2, or DL2, and above are shown both on an intent-to-treat, or ITT, and modified ITT, or mITT, basis. ITT includes all enrolled patients (n=24 at DL2 and above) whereas mITT includes only those patients who received an infusion of CTX110 (n=23 at DL2 and above). Historically, autologous CAR-T studies have reported primary efficacy results using an mITT approach. This methodology excluded up to one-third of enrolled patients in some trials—primarily those who experienced rapid disease progression or death during the manufacturing period, or for whom autologous CAR-T cell manufacturing was unsuccessful— from the efficacy analysis. In contrast, because CTX110 is “off the shelf” and does not require patient-specific manufacturing, nearly all patients enrolled in CARBON could receive CTX110 infusion.

Dose-Dependent Responses Observed with CTX110

D28 response following first CTX110 dose per 2014 Lugano criteria[1]

Cell dose (CAR+ T cells)	DL1 30x10^6 *N=3*	DL2 100x10^6 *N=3*	DL3 300x10^6 *N=6*	DL3.5 450x10^6 *N=6*	DL4 600x10^6 *N=8*	DL2+ mITT *N=23*	DL2+ ITT *N=24*
Overall response rate (ORR), N (%)	0 (0%)	1 (33%)	3 (50%)	4 (67%)	6 (75%)	14 (61%)	14 (58%)
Complete response (CR) rate, N (%)	0 (0%)	1 (33%)	2 (33%)	3 (50%)	3 (38%)	9 (39%)	9 (38%)

(1) Cheson, *et al*. *J Clin Oncol*. (2014)

Durable Responses Observed with CTX110

DL2/DL3
DL3
DL3.5
DL3
DL3.5/DL4
DL3
DL4
DL3.5
DL4
DL4
DL3.5
DL3
DL4
DL2
DL3
DL4
DL4
DL4
DL3
DL3.5
DL2
DL3.5
DL4
1
2
3
0
2
4
6
8
10
12
14
16
18
20
Time from first CTX110 infusion (months)
CR
PR
SD
PD
Re-dose
Death due to disease progression
Other death

All patients in complete response at 6 months remain clinically well without receiving any systemic anticancer therapy other than CTX110

Dose level of re-dose indicated if different from initial dose level; Imaging per protocol occurs at M1, M3, and M6; CR: complete response; PR: partial response; SD: stable disease; PD: progressive disease

(1) Patient had a localized tumor recurrence that was excised and is clinically well having received no additional anticancer therapy; (2) Unaudited data as of Oct. 7 after the data cut; (3) As disclosed in Oct. 2020

Dose-dependent responses and durable complete responses were seen with CTX110. A single dose of CTX110 at DL2 and above resulted in a 58% ORR and 38% CR rate on an ITT basis. Responses were seen in a variety of patients, including patients who had refractory disease, bulky disease, or who had progressed after prior autologous stem cell transplant. Disease assessment was performed by investigator review according to the 2014 Lugano response criteria. The data also demonstrate the potential for CTX110 to produce durable remissions, as evidenced by a 21% six-month CR rate (4 of the 9 patients who achieved CR at Day 28, remained in CR at 6 months; 5 additional patients had not reached their 6-month evaluation point).

Furthermore, we believe consolidation dosing can improve on an already competitive profile for CTX110, based on the pharmacokinetic, or PK, profile and clear dose response observed. The PK profile for CTX110 showed significant and consistent expansion, with peak expansion in the blood typically occurring 8 to 10 days following infusion. In most patients, levels of CTX110 in the blood decreased over the following two to three weeks and approached the limit of detection near Day 28. CTX110 exhibited a similar expansion profile when re-administered, with no evidence that anti-HLA or antidrug antibodies accelerated the clearance of CAR-T cells. These data indicate that a standard dose of lymphodepleting chemotherapy creates a window for CTX110 activity, and support consolidation dosing at one month. In addition, CTX110 had a clear dose response, which we believe is driven by the effector to target, or E:T, ratio. As seen in the below plot showing a correlation between clinical response and E:T ratio, an apparent threshold existed (shown by the dotted line) that, if exceeded, resulted in 64% (7/11) of patients achieving complete response. Below this threshold, only 17% (2/12) achieved complete response. The likelihood of complete response rose significantly when CTX110 was administered when tumor volume was low. These data support a consolidation dosing strategy, where a second dose of CTX110 is administered at one month, when tumor volume is lower. We believe this strategy has the potential to lead to a higher rate of durable complete responses by eliminating any residual tumor in patients who did not achieve complete elimination from a single dose.

CTX110 Showed a Dose Response, with Better Responses Achieved with Higher “Effector:Target” Ratios

ORR, %
PR rate
CR rate, %
0
33
33
50
33
67
50
75
38
Cell dose
(CAR+ T cells)
DL1
30x10^6
N=3
DL2
100x10^6
N=3
DL3
300x10^6
N=6
DL3.5
450x10^6
N=6
DL4
600x10^6
N=8
Cell Dose / Baseline Tumor Volume1
1.8
1.2
0.6
0.0
PD
SD
PR
CR
Response
64% CR rate when "E:T" >0.2

(1) CAR+ T cells (millions) divided by baseline sum of perpendicular diameters (mm^2)

CTX110 Was Well Tolerated Across All Dose Levels

Adverse events of interest N (%)

	DL1 (N=3)		DL2 (N=3)		DL3 (N=6)		DL3.5 (N=6)		DL4 (N=8)		DL2+ (N=23)	
	Gr 1-2	Gr 3+	Gr 1-2	Gr 3+	Gr 1-2	Gr 3+	Gr 1-2	Gr 3+	Gr 1-2	Gr 3+	Gr 1-2	Gr 3+
CRS[1]	1 (33)	-	2 (67)	-	2 (33)	-	3 (50)	-	6 (75)	-	13 (57)	-
ICANS[2]	-	-	1 (33)	-	-	-	-	-	-	1 (13)	1 (4)	1 (4)
GvHD	-	-	-	-	-	-	-	-	-	-	-	-
Infusion reactions	-	-	-	-	-	-	-	-	-	-	-	-
Infections[3]	-	1 (33)	-	-	1 (17)	1 (17)	1 (17)	-	1 (13)	1 (13)	3 (13)	2 (9)

- **No CRS and only one case of ICANS above Grade 2[4]**
- **No GvHD or infusion reactions**
- **Low rate of infections, with only 2 Grade 3+ events:** HHV-6[4] and pseudomonal sepsis that resolved in 4 days
- **Includes events following re-dosing**

One treatment-emergent death without disease progression: ICANS/HHV-6 encephalitis[4]

CRS and ICANS graded per ASTCT criteria; other adverse events graded per CTCAE; (1) Cytokine Release Syndrome; (2) Immune Effector Cell-associated Neurotoxicity Syndrome; (3) All infections (bacterial, fungal, and viral) included; (4) As disclosed in October 2020

CTX110 was well tolerated across all dose levels. The adverse events of interest for all evaluable patients are shown in the table above. There were no cases of Graft versus Host Disease, or GvHD. No infusion reactions to either lymphodepleting chemotherapy or CTX110 were observed. All cases of cytokine release syndrome, or CRS, were Grade 1 or 2 per the American Society for Transplantation and Cellular Therapy (ASTCT) criteria and either required no specific intervention or resolved following standard CRS management. Neither the frequency nor severity of CRS has increased in patients who were re-dosed with CTX110. The only case of Grade 3 or higher immune effector cell-associated neurotoxicity syndrome, or ICANS, was in a patient with concurrent HHV-6 encephalitis. This patient was treated with CTX110 at DL4 and achieved a complete response by PET/CT assessment at Day 25. The following day, the patient was hospitalized with febrile neutropenia and developed symptoms of short-term memory loss and confusion, which eventually progressed to significant obtundation that required intubation. He was initially treated for ICANS with steroids, anakinra and intrathecal chemotherapy without improvement. The patient was later found to have reactivation of HHV-6 and HHV-6 encephalitis and treated with antiviral therapy. The decision was made to withdraw supportive care and the patient died 52 days after CTX110 infusion. There have been no cases of ICANS in any other patients treated at Dose Level 3 through DL4. One patient (4%) treated at DL2 had Grade 2 ICANS that improved within 24 hours with standard interventions. Only two patients (9%) experienced Grade 3 or higher infections: the patient with HHV-6 encephalitis discussed above, and one patient who developed pseudomonal sepsis that resolved in four days. Two additional serious adverse events (periorbital cellulitis and febrile neutropenia) occurred after CTX110 infusion, both of which resolved and were determined to be unrelated to disease progression or CTX110.

CTX120

Our second immuno-oncology candidate, CTX120, is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting BCMA and is in development for the treatment of relapsed or refractory multiple myeloma. BCMA has attractive properties for CAR-T cell therapy, namely expression on the surface of B-lineage cells, especially the plasma cells involved in multiple myeloma, and absence from other tissues and cell types. As a result, BCMA has become a promising target for autologous CAR-T cell therapy. We believe an allogeneic approach may have distinct advantages over autologous CAR-T in multiple myeloma given the poor health of patient T cells following many lines of prior therapy.

Preclinical Studies

To generate CTX120, we make the same three modifications to healthy-donor T cells as we do for CTX110 but insert a BCMA-specific CAR. CTX120 leverages many of the capabilities and reagents developed for CTX110, accelerating its path into development. As depicted in the figure below, in preclinical studies of CTX120, we observed complete elimination of a xenograft multiple myeloma tumor model in all mice treated with CTX120.

Elimination of a subcutaneous RPMI-8226 multiple myeloma model by CTX120

No treatment
n=5 mice
CTX120
2.5x10^6 cells/mouse
n=5 mice
Tumor Volume (mm^3)
2000
1600
1200
800
400
0
10
15
20
25
30
35
40
45
50
55
60
65
Days
CTX120 dosed

Clinical Trials

We are currently investigating CTX120 in a Phase 1 single-arm, multi-center, open-label clinical trial that is designed to assess the safety and efficacy of several dose levels of CTX120 for the treatment of relapsed or refractory multiple myeloma. CTX120 for the treatment of multiple myeloma has received Orphan Drug Designation from the FDA.

CTX130

Our third immuno-oncology candidate, CTX130, is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is in development for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies. Several cancers express CD70, including non-Hodgkin’s lymphoma, certain T-cell lymphomas, renal cell carcinoma, glioblastoma and pancreatic, lung and ovarian cancers, while normal tissues do not express or show extremely limited expression of CD70. This target enables us to transition from hematological cancers, such as non-Hodgkin’s lymphoma, to solid tumor cancers, such as renal cell carcinoma.

Preclinical Studies

To generate CTX130, we include the same three modifications used in CTX110 and CTX120, plus knockout of the CD70 gene in the T cells to increase CAR-T cell function. As shown in the figure below, in preclinical studies, CTX130 eliminated or severely reduced growth of a xenograft model of renal cell carcinoma in all mice treated, both initially and upon re-challenge. In addition, CTX130 showed improved function over CAR-T cells where the CD70 gene remains intact.

Additional edit improved the performance of CTX130 against a subcutaneous A498 renal cell carcinoma model

Clinical Trials

We are currently investigating CTX130 in two ongoing independent Phase 1, single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 for the treatment of relapsed or refractory renal cell carcinoma and various types of lymphoma, respectively. CTX130 for the treatment of T-cell lymphoma has received Orphan Drug Designation from the FDA.

Regenerative Medicine Programs

Regenerative medicine, or the use of stem cells to repair or replace tissue or organ function lost due to disease, damage or age, holds potential to treat both rare and common diseases. The field is approaching the point where clinical proofs of concept have begun to emerge. Most of these efforts use unmodified stem cells, and the potential to genetically engineer these cells via gene editing is large. We are pursuing gene-editing approaches to allow allogeneic use of stem cell-derived therapies by enabling immune evasion, improving existing cell function and directing cell fate using CRISPR/Cas9. Our first major effort in this area is in diabetes together with our partner, ViaCyte.

ViaCyte Collaboration in Diabetes

Clinical data with islet transplants indicate that beta-cell replacement approaches may offer benefit to patients with insulin-requiring diabetes. ViaCyte has pioneered the approach of generating pancreatic-lineage cells from stem cells and delivering them safely and efficiently to patients. PEC-Direct, ViaCyte’s lead product candidate currently being evaluated in the clinic, uses a non-immunoprotective delivery device that permits direct vascularization of the cell therapy. This approach has the potential to deliver durable benefit; ViaCyte has published promising proof-of-concept data that its stem cell-derived therapy can produce insulin in people with T1D. However, because a patient’s immune system will identify these cells as foreign, PEC-Direct will require long-term immunosuppression to avoid rejection. As a result, PEC-Direct is being developed as a therapy for the subset of patients with T1D at high risk for complications.

Our gene-editing technology offers the potential to protect the transplanted cells from the patient’s immune system by ex vivo editing of immuno-modulatory genes within the stem cell line used to produce the pancreatic-lineage cells. We believe that the speed, specificity and multiplexing efficiency of CRISPR/Cas9 make our technology well suited to this task. In addition, our CRISPR platform enables a process of continuous innovation, with incremental edits incorporated into next-generation product candidates with the aim of increasing treatment benefit further.

Together with our partner ViaCyte, we are advancing our first joint program, VCTX210, an investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived therapy. VCTX210 is the first gene-edited cell replacement therapy for the treatment of T1D to enter clinical trials. We believe the combination of our immune-evasive gene-editing capabilities and ViaCyte’s stem cell capabilities has the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without requiring concurrent immune suppression.

Clinical Trials

We and ViaCyte are currently investigating VCTX210 in an ongoing Phase 1 clinical trial that is designed to assess VCTX210’s safety, tolerability, and immune evasion in patients with T1D.

In Vivo Programs

We believe that in vivo gene editing, or delivery of a CRISPR/Cas9-based therapeutic directly to tissues within the human body, has reached a threshold for clinical translation, and we are therefore advancing multiple in vivo gene editing investigational therapies rapidly towards clinical trials. Our initial in vivo applications leverage well-established delivery technologies, such as LNPs and AAV vectors.

Our most advanced in vivo programs target the liver because delivery of nucleic acid therapies into the liver has been clinically established and validated delivery technologies are now available. We believe this proof of concept reduces the challenges associated with delivering CRISPR/Cas9-based therapeutics in vivo to the liver. Within the liver we are pursuing diseases that have well understood genetic linkages, such as Glycogen Storage Disease Type Ia, or GSDIa, and Hemophilia A.

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

We are developing a CRISPR/Cas9 product candidate to correct the mutation in GSDIa patients. Animal model experiments have demonstrated that the addition of functional copies of the G6PC gene can correct the deficiency of G6Pase protein in GSDIa and that as little as 3% of normal levels of G6Pase can restore the equilibrium of glucose and glycogen in the bloodstream and liver. This evidence suggests that correction of the mutant gene in only a small percentage of liver cells may have a significant therapeutic effect in this disease, which makes a gene correction strategy feasible. Our approach is to correct the G6PC gene directly in its native location, which we believe will result in appropriate expression of the G6Pase protein. Other methods rely on adding copies of the gene through viral delivery methods, which we believe may lead to overexpression of the G6Pase protein and ineffective control of glucose levels.

Hemophilia A

Hemophilia A is a rare, typically X-linked, recessive bleeding disorder caused by insufficient or nonfunctioning coagulation protein, factor VIII (FVIII). Hemophilia A is the most common type of hemophilia disorder comprising 80-85% of the total hemophilia population and accounting for 900,000 people worldwide, including 1 in every 4-10,000 male births. In patients with hemophilia A, lack of effective clotting due to deficient functional FVIII activity may present in patients as: easy bruising and swelling, prolonged bleeding after injuries, surgeries, or recurrent bleeding prior to wound healing and, in moderate and severe hemophilia, spontaneous hemorrhage.

Severity of disease has traditionally been defined based on the residual amount of FVIII in the blood with mild defined as >5-40%, moderate as 1-5%, and severe as <1%. Normal values for FVIII are between 50-150%. Individuals with severe hemophilia A are typically diagnosed within the first two years of life. Without prophylactic treatment, patients suffering severe disease may average up to two to five spontaneous bleeding episodes per month, including joint bleeding and deep muscle hematomas. Patients with moderate disease are usually diagnosed by age five and have spontaneous bleeding at a rate of once a month to once a year and suffer from prolonged bleeding after injuries. Individuals with mild disease are diagnosed later in life and do not have spontaneous bleeding but exhibit abnormal bleeding after surgeries and other procedures.

There are currently no approved curative treatment options for patients with hemophilia A. Current standard of care includes the use of plasma-derived or recombinant clotting factor concentrate to prevent uncontrolled bleeding. Several gene therapies are being investigated in clinical trials, most of which aim to deliver a functional copy of the FVIII gene into target cells using AAV vectors. However, because AAV vectors do not integrate into a patient’s genome, transduced cells may lose episomal AAV as they divide, leading to declining FVIII levels and waning therapeutic benefit. In addition, the immunogenic nature of AAV vectors means that in most cases patients cannot receive additional infusions of the therapy. In contrast, we are developing a gene-edited product candidate to treat hemophilia A that uses CRISPR/Cas9 to insert a functional FVIII gene into a specific location in a patient’s genome. This approach is intended as a one-time curative therapy where direct insertion of the FVIII gene will lead to lifelong production of functional FVIII protein.

Additional In Vivo Programs

In addition to our in vivo programs that target the liver, we also are developing in vivo therapies targeted to other organ systems, most of which make use of engineered AAV vectors. AAV vectors have become a well-established delivery vehicle, but have certain disadvantages for gene-editing applications, including immunogenicity and small packaging size. As a result, we are working with experts in the AAV field to improve the properties of these vectors through engineering. For instance, in collaboration with Capsida, we are developing in vivo gene editing therapies delivered with engineered AAV vectors for the treatment of ALS and Friedreich’s ataxia. Capsida’s high-throughput AAV engineering platform aims to generate capsids optimized to target specific tissue types and limits transduction of tissues and cell types that are not relevant to the target disease, potentially improving the activity and tolerability of our gene editing investigational therapies. The combination of our technologies could thereby enable best-in-class therapies for these devastating neurodegenerative diseases. We lead research and development of the Friedreich’s ataxia program and perform gene-editing activities for both programs, while Capsida leads research and development of the ALS program and conducts capsid engineering for both programs. We and Capsida each have the option to co-develop and co-commercialize the program that the other leads.

Vertex Partnered Programs

We have partnered certain of our programs in other disease areas, such as Duchenne muscular dystrophy, or DMD, myotonic dystrophy type 1, or DM1, and cystic fibrosis, or CF. We have entered into collaboration agreements with respect to these three programs with Vertex, a global leader in rare diseases with extensive disease area expertise in CF, and we retain the option to co-develop and co-commercialize products for the treatment of DM1. We believe that our CRISPR/Cas9 gene-editing technology is well suited to address DMD, DM1 and CF, all of which have significant patient populations with high unmet medical need.

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

Bayer Partnered Programs

We are also investigating programs for the diagnosis, treatment, or prevention of certain autoimmune disorders and eye disorders. From these and the program for hemophilia A disorders described above, Bayer has options to either co-develop and co-commercialize two products with us or, under certain circumstances, exclusively license such optioned products.

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

Vertex

We have entered into a series of agreements with Vertex that contemplate certain research, development, manufacturing and commercialization activities involving various targets. Since October 2015, we have entered into a Strategic Collaboration, Option and License Agreement, as amended in 2017 and 2019, or the 2015 Collaboration Agreement; a Joint Development and
Commercialization Agreement, or the Vertex JDA, which was amended and restated in April 2021, or the A&R Vertex JDCA; and a Strategic Collaboration and License Agreement, as amended in 2021, or the 2019 Collaboration Agreement.

2015 Collaboration Agreement

Pursuant to the 2015 Collaboration Agreement, we agreed to provide technology and options to obtain licenses relating to our CRISPR/Cas technology to Vertex in exchange for a $75.0 million upfront payment. In 2015, in connection with the initial entry into the 2015 Collaboration Agreement, Vertex also made a $30.0 million equity investment in us.

The initial focus of the 2015 Vertex collaboration was to use CRISPR/Cas9 technology to discover and develop gene-based treatments for hemoglobinopathies and cystic fibrosis. In 2017, Vertex exercised its option to co-develop and co-commercialize the hemoglobinopathies program. Matters relating to hemoglobinopathies targets are governed by the A&R Vertex JDCA, as summarized below. Further discovery efforts focused on a specified number of other genetic targets. Under the 2015 Collaboration Agreement, Vertex had the option to exclusively license treatments for a specified number of collaboration targets that emerged from the four-year research collaboration under certain of our platform and background intellectual property to develop, manufacture, commercialize, sell and use therapeutics directed to each such collaboration target. We were responsible for discovery activities, and the related expenses were fully funded by Vertex.

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

Joint Development Agreement

In December 2017, we entered into the Vertex JDA with Vertex pursuant to which the parties agreed to, among other things, co-develop and co-commercialize CTX001 and other product candidates specified in the Vertex JDA. In April 2021, we and Vertex agreed to amend and restate the Vertex JDA and entered into the A&R Vertex JDCA, pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder; (b) adjust the allocation of net profits and net losses between the parties with respect to CTX001 only; and (c) exclusively license (subject to our reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CTX001) that may be researched, developed, manufactured and commercialized under such agreement.

The A&R Vertex JDCA includes, among other things, provisions relating to the following:

Governance; Activities. We and Vertex disbanded the previously established collaboration strategy team and all working groups established by such team and established the following committees: (i) a joint oversight committee to provide high-level oversight and (ii) a transition committee to provide for forum planning, discussing and sharing information regarding certain transition activities until completion of such activities. Each of the new committees contain an equal number of representatives from each of CRISPR and Vertex. The A&R Vertex JDCA provides that, subject to the terms and conditions of such agreement, Vertex has the right to conduct all research, development, manufacturing and commercialization activities relating to the specified product candidates and products (including CTX001) throughout the world subject to our reserved right to conduct certain activities. We will continue to participate in certain aspects of such activities in an observer capacity unless and to the extent otherwise agreed to by the parties.

Financial Terms. In the second quarter of 2021, in connection with the closing of the transaction contemplated by the A&R Vertex JDCA, we received a $900 million up-front payment from Vertex. Additionally, we are eligible to receive a one-time $200 million milestone payment upon receipt by Vertex of the first marketing approval of the initial product candidate from the FDA or the European Commission. The net profits and net losses, as applicable, incurred under the A&R Vertex JDCA with respect to all product candidates and products specified in the A&R Vertex JDCA other than CTX001 shall be shared equally between us and Vertex. With respect to CTX001 only, the net profits and net losses, as applicable, incurred under the A&R Vertex JDCA through July 1, 2021 in connection with the initial shared product (i.e., CTX001) were shared equally between us and Vertex, and beginning July 1, 2021, the net profits and net losses, as applicable, incurred under the A&R Vertex JDCA are allocated 40% to CRISPR and 60% to Vertex.

Termination. Either party can terminate the A&R Vertex JDCA upon the other party’s material breach, subject to specified notice and cure provisions, or, in the case of Vertex, in the event that we become subject to specified bankruptcy, winding up or similar circumstances. Either party may terminate the A&R Vertex JDCA in the event the other party commences or participates in any action or proceeding challenging the validity or enforceability of any patent that is licensed to such challenging party pursuant to the A&R Vertex JDCA. Vertex also has the right to terminate the A&R Vertex JDCA for convenience at any time after giving prior written notice.

If circumstances arise pursuant to which a party would have the right to terminate the A&R Vertex JDCA on account of an uncured material breach, such party may elect to keep the A&R Vertex JDCA in effect and cause such breaching party to be treated as if it had exercised its opt-out rights with respect to the products associated with such uncured material breach (described below) and the royalties payable to the breaching party would be reduced by a specified percentage.

Opt-Out Rights. Either party may opt out of the development of a product candidate under the A&R Vertex JDCA after predetermined points in the development of the product candidate, on a candidate-by-candidate basis. In the event of such opt-out, the party opting-out will no longer share in the net profits and net losses associated with such product candidate and, instead, the opting-out party will be entitled to high single to mid-teen percentage royalties on the net sales of such product, if commercialized.

2019 Collaboration Agreement

In June 2019, we and Vertex entered the 2019 Collaboration Agreement, pursuant to which we and Vertex agreed to collaborate to develop and commercialize products for the treatment of DMD and DM1. We and Vertex amended the 2019 Collaboration Agreement in April 2021.

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

Financial Terms. In connection with entering into the 2019 Collaboration Agreement, we received a $175.0 million up-front payment from Vertex. We are eligible to receive milestone payments from Vertex of up to $775.0 million in the aggregate, depending on the numbers and types of products that achieve pre-determined development and commercial milestones. We are also eligible to receive royalties on the sales of products ranging from the low single digits to the low double digits.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, know-how and improvements that we believe are commercially important to our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties, that cover our gene-editing technology, and existing and planned therapeutic programs. We also rely on trade secret protection and confidentiality agreements to protect our proprietary technologies and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, as well as continuing technological innovation and seeking in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene editing. We additionally rely on trademark protection, copyright protection and regulatory protection available via orphan drug designations, data exclusivity, market exclusivity, and patent term extensions. Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for our technology, our ability to defend and enforce our intellectual property rights and our ability to operate without infringing any valid and enforceable patents and proprietary rights of third parties. We also protect the integrity and confidentiality of our data, know-how and trade secrets by maintaining physical security of our premises and physical and electronic security of our information systems.

In-Licensed Intellectual Property from Dr. Charpentier

In April 2014, pursuant to an exclusive license with Dr. Charpentier, we licensed certain rights to a worldwide patent portfolio which covers various aspects of our genome editing platform technology including, for example, compositions of matter, including additional CRISPR/TRACR/Cas9 complexes, and methods of use, including their use in targeting or cutting DNA. We refer to this worldwide patent portfolio as the “Patent Portfolio”. This Patent Portfolio to-date includes, for example, more than eighty-five (85) granted or allowed patents in the United States, United Kingdom, Germany, Europe, Japan, China, Ukraine, New Zealand, Singapore, Australia, Mexico, Tunisia, Hong Kong, Israel, Peru, the Philippines, and South Africa and pending patent applications in the United States, Europe, Canada, Mexico, Australia and other selected countries in Central America, South America, Asia and Africa. This license is limited to therapeutic products such as pharmaceuticals and biologics and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions. For further information about this license, please see “Business – CRISPR License with Dr. Charpentier.”

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

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement, or the IMA, with California, Vienna, Dr. Charpentier, Intellia Therapeutics, Caribou, ERS Genomics Ltd., or ERS, and our wholly-owned subsidiary TRACR Hematology Ltd., or TRACR. Under the IMA, California and Vienna retroactively consent to Dr. Charpentier’s licensing of her rights to the CRISPR/Cas9 intellectual property, pursuant to our license with Dr. Charpentier, to us, TRACR, and ERS, in the United States and globally. The IMA also provides retroactive consent of co-owners to sublicenses granted by us, TRACR and other licensees, prospective consent to sublicenses they may grant in future, retroactive approval of prior assignments by certain parties, and provides for, among other things, (i) good faith cooperation among the parties regarding patent maintenance, defense and prosecution, (ii) cost-sharing arrangements, and (iii) notice of and coordination in the event of third-party infringement of the subject patents and with respect to certain adverse claimants of the CRISPR/Cas9 intellectual property. Unless earlier terminated by the parties, the IMA will continue in effect until the later of the last expiration date of the patents underlying the gene-editing technology, or the date on which the last underlying patent application is abandoned. For further information regarding the effects of joint ownership in the United States and in other jurisdictions worldwide, please see “Risk Factor – The Intellectual Property That Protects Our Core Gene-Editing Technology Is Jointly Owned, And Our License Is From Only One Of The Joint Owners, Materially Limiting Our Rights In The United States And In Other Jurisdictions.”

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

Overall, our intellectual property estate includes over ninety (90) active patent families and over forty (40) granted or allowed patents in the United States, China, Europe, and South Africa, and pending patent applications in the United States, Europe, Australia, Canada, China, Japan, Mexico and other selected countries in Central America, South America, the Middle East, Asia and Africa. The granted patents and any other patents that may ultimately issue from these patent families are expected to expire starting in 2033, not including any applicable patent term extensions.

Our U.S. trademark estate consists of ten (10) pending applications, including for CTX001, CTX110, CTX120, CTX130, CRISPR TX, and CRISPR THERAPEUTICS, as well as five U.S. registrations, including for CRISPR THERAPEUTICS and the CRISPR THERAPEUTICS logo. Our international trademark estate consists of multiple pending applications and registrations, including two pending applications for CRISPR THERAPEUTICS in Germany and Italy and three registrations in UK, Spain and Benelux, and thirteen (13) registrations for CRISPR THERAPEUTICS & DESIGN in Brazil, Benelux and Hong Kong, Italy, South Africa and Spain. We also have five International Registrations, including for CTX001 designating the EU, Switzerland, and UK, and CRISPR THERAPEUTICS logo designating Australia, Canada, Switzerland, Japan, Korea, Mexico, Russia, Singapore, Vietnam and UK.

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

Under the terms of the Charpentier License Agreement, as consideration for the license, Dr. Charpentier received a technology transfer fee, an immaterial annual maintenance fee, immaterial milestone payments that will be due after the initiation of clinical trials, a low single digit percentage royalty on net sales of licensed products, and a low single digit percentage royalties of sublicensing revenue. We are obligated to use commercially reasonable efforts to obtain regulatory approval to market a licensed therapeutic product. We must use commercially reasonable efforts to file a U.S. Investigational New Drug application (or its equivalent in a major market country for a therapeutic product in the CRISPR field) by April 2021. In addition, we must use commercially reasonable efforts to file a U.S. Investigational New Drug application (or its equivalent in a major market country) for a therapeutic product in the CRISPR field by April 2024.

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

Enabling Technologies

We have entered into a number of additional collaborations and license agreements in support of our ex vivo and in vivo programs, including agreements related to: technologies to deliver CRISPR/Cas9 ex vivo and in vivo; additions to our hematopoietic stem cell and in vivo programs, including a grant to advance gene-editing therapies for HIV; and enhancements to our immuno-oncology and regenerative medicine cell therapy programs and platform. For example, we have entered into agreements, including with MaxCyte Incorporated on ex vivo delivery for our hemoglobinopathy and immuno-oncology programs, CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs, ProBioGen AG on the development of novel in vivo delivery modalities, KSQ Therapeutics Incorporated on intellectual property for our allogeneic immuno-oncology programs and University Health Network on regenerative medicine cell therapies for a number of different diseases.

Manufacturing

The manufacturing processes for cell and genetic therapies are complex and require customized systems, equipment, facilities and expertise for each program and therapy. In the second quarter of 2020, we announced an investment to construct our own cell therapy manufacturing facility for clinical and commercial production of our cell therapy product candidates in Framingham, Massachusetts. In the fourth quarter of 2021, we began the regulatory validation activities, including compliance with current Good Manufacturing Practice, or cGMP, for this facility to enable us to produce clinical cell therapy product supply in the future. The facility comprises approximately 50,249 square feet.

We will continue to rely on external manufacturing capabilities realized via contract manufacturing organization relationships in the United States and abroad. We have entered into certain manufacturing and supply arrangements with third-party suppliers to support production of our product candidates and their components. We plan to continue to rely on qualified third-party organizations to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early stage clinical trials. We expect that commercial quantities of any compound, vector, or engineered cells that we may seek to develop will be manufactured in facilities and by processes that comply with FDA and other regulations. At the appropriate time in the product development process, we will determine whether to utilize our own manufacturing facility or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop.

We continue to expect to make significant investment in our manufacturing capabilities in Framingham, Massachusetts and in partnerships with third-party organizations for our gene-editing programs in order to continue to advance and, in the future, commercialize these programs.

In addition, as product candidates advance through our pipeline, our commercial plans may change. In particular, some of our research programs target potentially larger indications. Data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our strategies in the United States, Europe and the rest of the world. Outside of the United States and Europe, where appropriate, we may elect in the future to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products. In certain instances, we may consider building our own commercial infrastructure.

Competition

The biotechnology and pharmaceutical industries, including in the gene editing, gene therapy and cell therapy fields, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we currently face, and will continue to face, substantial competition from many different sources, including large pharmaceutical, specialty pharmaceutical and biotechnology companies; academic institutions and governmental agencies; and public and private research institutions, some or all of which may have greater access to capital or resources than we do. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, but we will also have to compete with new therapies that may become available in the future.

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

There are also companies developing therapies using additional gene-editing technologies, such as TALENs, meganucleases and ZFNs. These companies include 2seventy bio, Allogene Therapeutics, Cellectis, Precision BioSciences and Sangamo Therapeutics.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In hemoglobinopathies, these companies include Acceleron Pharma, Aruvant Therapeutics, Beam Therapeutics, bluebird bio, Editas Medicine, Global Blood Therapeutics, Novartis Pharmaceuticals, and Sangamo Therapeutics. In immuno-oncology, these companies include 2seventy bio, Allogene Therapeutics, Bristol Myers Squibb, Caribou Biosciences, Cellectis, Fate Therapeutics, Gilead Sciences, Legend Biotech, Novartis Pharmaceuticals, Poseida Therapeutics and Precision BioSciences. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Sana Biotechnology and Semma Therapeutics (acquired by Vertex in 2019). In in vivo, these companies include Editas Medicine, Intellia Therapeutics, Sarepta Therapeutics, Ultragenyx and Verve Therapeutics.

Gene editing is a highly active field of research and new technologies, related or unrelated to CRISPR, may be discovered and create new competition. These new technologies could have advantages over CRISPR/Cas9 gene editing in some applications and there can be no certainty that other gene-editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Cas9 may be determined to be less attractive than other CRISPR proteins, such as Cas12a or novel Cas enzymes that have yet to be discovered, or other CRISPR-associated nuclease variants that can edit human DNA, such as base editors and prime editors.

In addition to competition from other gene-editing therapies or gene or cell therapies, any product we may develop may also face competition from other types of therapies, such as small molecule, antibody or protein therapies. In addition, new scientific discoveries may cause CRISPR/Cas9 technology, or gene editing as a whole, to be considered an inferior form of therapy.

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene and cell therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have broader acceptance and higher rates of reimbursement by third-party payors or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.

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

As a result, submission of the IND may result in the FDA not allowing the trials to commence or not allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the conduct of the IND study, including safety concerns or concerns due to non-compliance, it may impose a partial or complete clinical hold. This order issued by the FDA would either delay a proposed clinical study or cause suspension of an ongoing study, or in the case of a partial clinical hold limit a study, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed or recommence but only under terms authorized by the FDA. This could cause significant delays or difficulties in completing planned clinical studies in a timely manner.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Second, FDA has a regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

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

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA has imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers are required to comply with applicable product tracking and tracing requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

Clinical Trial Approval

An applicant for a clinical trial authorization in the EU must obtain approval from the national competent authority, or NCA, of an EU Member State in which the clinical trial is to be conducted, or in multiple Member States if the clinical trial is to be conducted in a number of Member States. Furthermore, the applicant may only start a clinical trial at a specific study site after the ethics committee, or EC, has issued a favorable opinion in relation to the clinical trial.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which replace the Clinical Trials Directive 2001/20/EC on 31 January 2022. It overhauls the current system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

Marketing Authorization

To obtain a marketing authorization for a product in the EU, an applicant must submit an MAA, either under a centralized procedure administered by the EU or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EEA (comprising the EU Member States plus Iceland, Norway and Liechtenstein). Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EEA, an applicant must demonstrate compliance with all measures included in an EMA-approved pediatric investigation plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, or ATMPs, and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer, HIV or AIDS, diabetes, neurodegenerative disorders, auto-immune and other immune dysfunctions and viral diseases. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of other diseases, or where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation or for which a centralized process is in the interest of patients at an EU level.

Specifically, the grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No 1394/2007 on ATMPs, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the Committee for Advanced Therapies, or CAT, at the EMA, which conducts a scientific assessment of the MAA and provides an opinion regarding the MAA for an ATMP. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

The Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for issuing a final opinion on whether an ATMP meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk profile. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion, together with supporting documentation, to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA's recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time frame of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

PRIME scheme

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist, by, amongst other things, offering early dialogue with, and regulatory support from, the EMA. The scheme is intended to stimulate innovation, optimize development and enable accelerated assessment of PRIority Medicines, or PRIME, by building upon the scientific advice scheme and accelerated assessment procedure offered by EMA. The scheme is voluntary and eligibility criteria must be met for a medicine to qualify for PRIME.

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
•
organizes a kick-off meeting with the rapporteur and experts from relevant EMA committees and working groups;
•
provides a dedicated EMA contact person; and
•
provides scientific advice at key development milestones, involving additional stakeholders, such as health technology assessment bodies and patients, as needed.

Medicines that are selected for the PRIME scheme are also expected to benefit from the EMA’s accelerated assessment procedure at the time of application for marketing authorization. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Data and Market Exclusivity

In the EU, innovate medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents applicants for authorizations of generics or biosimilars from referencing the innovator’s preclinical and clinical data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed in the EU until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained a marketing authorization based on an MAA with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A centralized marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing EU Member State for a nationally authorized product. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the actual placement of the drug on the EU market (in the case of the centralized procedure), or on the market of the authorizing EU Member State, within three years after authorization ceases, to be valid (the so-called sunset clause).

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made; or (b) it is unlikely that the product, without benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; (3) there exists no satisfactory method of diagnosis, prevention, or treatment of such condition authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

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

Regulatory Requirements after Marketing Authorization has been obtained

If an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU. The advertising of prescription-only medicines to the general public is not permitted in the EU.

The aforementioned EU rules are generally applicable in the EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

For other markets in which we might in the future seek to obtain marketing approval for the commercialization of products, there are other health regulatory regimes for seeking approval, and we would need to ensure ongoing compliance with applicable health regulatory procedures and standards, as well as other governing laws and regulations for each applicable jurisdiction.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Furthermore, the Data Protection Act of 2018 in the United Kingdom “implements” and complements the EU’s GDPR, and is effective in the United Kingdom, On June 28, 2021, the European Commission adopted an adequacy decision in respect of transfers of personal data to the United Kingdom for a four-year period (until 27 June 2025). Similarly, the United Kingdom has determined that it considers all of the EU and EEA Member States to be adequate for the purposes of data protection. This ensures data flows between the United Kingdom and the EU and EEA remain unaffected.

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

As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced Member States), can further reduce prices. Special pricing and reimbursement rules may apply to orphan drugs. Inclusion of orphan drugs in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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

Some state and other laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and other laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. Further data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the U.S. (such as the European Union, which adopted the GDPR, which became effective in May 2018). Analogous state laws may additionally govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Further, CMS recently finalized regulations that give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. It is unclear what type of impact, if any, efforts such as this will have on our business.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Human Capital

As of December 31, 2021, we had 473 full-time employees. No employees were represented by labor unions or subject to collective bargaining agreements. The majority of employees were based in Cambridge, Massachusetts with additional employees based in Framingham, Massachusetts, Mission Bay, California, Switzerland and the United Kingdom. 169 employees held Ph.D., Pharm. D., or M.D. degrees. 399 engaged primarily in research and development or technical operations, and 74 engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support. We consider our employee relations to be good.

We are dedicated to conducting business with the highest standards of corporate responsibility. Our goal is to build a culture of diverse and passionate people striving to positively impact patients, our communities, and broader society. Our human capital resource priorities include attracting, recruiting, retaining, incentivizing and integrating our existing and new employees. We believe that a diverse, equitable, and inclusive workplace allows our company to best fulfill our mission. We are committed to continuing our efforts to increase diversity throughout our company and foster an inclusive work environment that supports our employees and the communities we serve. We have established a Diversity, Equity and Inclusion Committee that is working to amplify this focus at the company. In all the countries in which we operate, it is our policy to fully comply with all applicable laws regarding discrimination in the workplace. We are committed to recruiting the best people for the job regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background, or religious belief.

The principal purposes of our comprehensive equity and cash compensation and benefits programs are to attract, motivate, retain, and reward new and existing employees. We do this by using a mix of compensation elements that balance achievement of our short-term goals with our long-term performance. In addition, employees are eligible to participate in our standard employee benefit plans, such as our retirement, health and welfare benefits plans, including medical, dental, and life and disability insurance plans. We also offer our employees the opportunity to participate in a tax-qualified retirement plan, or the 401(k) Plan, and have the ability to make matching contributions under the 401(k) Plan, which is competitive with other companies in our industry.

We consider our human capital resources strategy to be comprehensive and is built around our core way of working: collaborative, undaunted, entrepreneurial, and results-oriented. We foster a strong relationship with and among our employees with ongoing efforts such as employee surveys, training and development programs, and other programs, including skill development courses, manager training, leadership development opportunities, tuition reimbursement and robust online course training libraries for reference on a myriad of development topics. We also support cross-functional career development pathways, in addition to traditional promotions within functions in the organization. We plan to continue to evolve and add to our suite of human capital resources as we grow.

Information Available on the Internet

Investors and others should note that we announce material information to our investors using our investor relations website (https://crisprtx.gcs-web.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC at its website (https://www.sec.gov).

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

Risks Related to Our Financial Position and Need for Additional Capital

We Have Incurred Significant Operating Losses Since Our Inception And Anticipate That We Will Incur Continued Losses For The Foreseeable Future.

We have funded our operations through public and private offerings of our equity securities, private placements of our preferred shares, convertible loans and collaboration agreements with strategic partners. While we were profitable for the years ended December 31, 2019 and December 31, 2021 due to upfront payments associated with our collaboration with Vertex, we do not expect to be profitable in future years. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

As of December 31, 2021 and 2020, we had cash, cash equivalents and marketable securities of approximately $2,379.1 million and $1,690.3 million, respectively. With our cash, cash equivalents and marketable securities on hand as of December 31, 2021, we expect cash, cash equivalents and marketable securities to be sufficient to fund our current operating plan through at least the next 24 months.

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

We were formed in October 2013, have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

We are early in our overall development efforts and the first clinical trial for any of our product candidates was initiated at the end of 2018. Our programs require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions; obtaining manufacturing supply, capacity, and expertise; building of a commercial organization; substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be approved for marketing by the FDA or certain other health regulatory agencies, including the EMA, before we may commercialize any product.

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

In addition, as an early stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our product candidates, we will need to continue to transition from a company with a research focus to a company capable of supporting clinical development and if successful, commercial activities. We may not be successful in such a transition.

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

As of January 1, 2020, the Canton of Zug introduced its new law on the Swiss corporate tax reform. According to this new law, the ordinary effective corporate income tax rate amount was reduced to 11.91% (federal, cantonal and communal) in 2020 and was subsequently reduced to 11.85% in 2021.

Risks Related to Our Business, Technology and Industry

We Are Early In Our Overall Development Efforts. It Will Be Many Years Before We Or Our Collaborators Commercialize A Product Candidate, If Ever. If We Are Unable To Advance Our Product Candidates To Clinical Development, Obtain Regulatory Approval And Ultimately Commercialize Our Product Candidates, Or Experience Significant Delays In Doing So, Our Business Will Be Materially Harmed.

We are early in our overall development efforts and have focused our research and development efforts to date on CRISPR/Cas9, gene-editing technology, identifying our initial targeted disease indications and our initial product candidates. Our future success depends heavily on the successful development of our CRISPR/Cas9 gene-editing product candidates. We have invested substantially all of our efforts and financial resources in the identification and development of our current product candidates. Our ability to generate product revenue, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, our research programs, including those subject to our collaboration agreements with Vertex and ViaCyte and option agreement with Bayer, may fail to identify potential product candidates for clinical development for a number of reasons or may fail to successfully advance any product candidates through clinical development. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

We must file U.S. investigational new drug applications, or INDs, clinical trial applications, or CTAs, or their equivalents with regulatory authorities to commence clinical trials. The filing of future CTAs or INDs for any other product candidate we develop is subject to the identification and selection of one or more guide RNAs with acceptable efficiency, among other activities. In addition, commencing any of our clinical trials is also subject to acceptance by the European regulatory authorities, or its equivalent, of our CTAs, or the FDA of our INDs, and finalizing the trial design based on discussions with the applicable regulatory authorities. In the event that the European regulatory authorities, FDA or their equivalent requires us to complete additional preclinical studies or we are required to satisfy other requests, our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, they could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect.

To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. Our product candidates will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions; obtaining manufacturing supply, capacity, and expertise; building of a commercial organization; substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product development programs must be approved for marketing by the FDA, EMA or certain other health regulatory agencies, before we may commercialize our product candidates. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in our value also could cause shareholders to lose all or part of their investment.

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

Additionally, because our technology involves gene editing across multiple cell and tissue types, we are subject to many of the challenges and risks that gene therapies face, including:

•
regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future; to date a limited number of products that involve the genetic modification of patient cells have been approved in the United States and the EU;
•
the administration processes or related procedures for our product candidates (e.g., treatment with myeloablative busulfan conditioning prior to receiving CTX001 or undergoing a lymphodepletion regimen prior to receiving our immunotherapy product candidates);
•
improper insertion of a gene sequence into a patient’s chromosome could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells; and
•
the FDA recommends a follow-up observation period of 15 years or longer for all patients who receive treatment using gene therapies, and we may need to adopt and support, and have adopted and are supporting for certain of our trials, such an observation period for our product candidates.

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

CRISPR/Cas9 gene-editing technology is relatively new, and no products based on CRISPR/Cas9 or other similar gene-editing technologies have been approved in the United States or the EU and only a limited number of clinical trials of product candidates based on gene-editing technologies have been commenced. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. For example, because we have only limited data from clinical trials in CTX001 and CTX110, we have not yet been able to fully assess safety in humans. In addition, because we have only recently commenced clinical trials for certain of our other product candidates, we have not yet been able to assess safety in humans. There may be long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, testing of our product candidates in animal models may not be predictive of the results we observe in human clinical trials of our product candidates for either safety or efficacy. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene-editing technology, or any similar or competitive gene-editing technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our gene-editing technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Regulatory requirements in the United States and in other jurisdictions governing gene therapy products have changed frequently and may continue to change in the future. The FDA has issued several guidance documents on gene therapy products. The FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. In addition to the government regulators, the IBC and IRB of each institution at which we conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

If Any Of The Product Candidates We May Develop Or Administration Processes We Rely On Causes Undesirable Side Effects, It Could Delay Or Prevent Their Regulatory Approval, Limit The Commercial Potential Or Result In Significant Negative Consequences Following Any Potential Marketing Approval.

Product candidates we may develop may be associated with undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events, including death or off-target cuts of DNA, or the introduction of cuts in DNA at locations other than the target sequence. These off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element.

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

Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects could arise either during clinical development or, if such side effects are rare, after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. If our CRISPR/Cas9 gene-editing technology demonstrates a similar effect, we may decide or be required to halt or delay preclinical development or clinical development of our product candidates.

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

We have developed screening processes designed to enhance the quality and consistency of T cells used in the manufacture of our CAR-T cell product candidates, but our screening processes may fail to identify suitable donor material and we may discover failures with the material after production. We may also have to update our specifications for new risks that may emerge, such as to screen for new viruses.

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

We have designed our CRISPR/Cas9 gene-editing technology to eliminate the T-cell receptor from the healthy donor T cells to reduce the risk of GvHD from our product candidates, as well as to remove the class I major histocompatibility complex from the cell surface in order to limit the patient’s immune system from attacking the allogeneic T cells and to improve the persistence of the CAR-T cells. However, the gene-editing of our product candidates may not be successful in limiting the risk of GvHD or premature rejection by the patient. In addition, results of our immuno-oncology clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If significant GvHD or other adverse events are observed with the administration of our product candidates, or if any of the product candidates is viewed as less safe or effective than autologous therapies or other allogenic therapies, our ability to develop allogeneic therapies may be adversely affected.

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

Our Business May Be Adversely Affected By The Ongoing Coronavirus Pandemic, Including The Emergence of Additional Variants.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely, as well as our ability to recruit patients for our clinical trials. For example, beginning in late 2019, the outbreak of coronavirus has evolved into a global pandemic. As of late March 2020, the coronavirus had spread to most regions of the world, and the coronavirus pandemic has persisted as a result of the spread of additional variants of the virus leading to additional "waves" and resurgence of infections. Since March 2020, we have been evaluating the actual and potential business impacts related to the coronavirus pandemic.

As a result of the coronavirus pandemic, we have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business, operations, and/or associated timelines, including:

•
We are conducting a number of clinical trials for product candidates in the fields of severe hemoglobinopathies and immuno-oncology in geographies which are affected by the coronavirus pandemic. We believe that the coronavirus pandemic has had, and will likely continue to have, an impact on various aspects of our clinical trials. For example, with respect to our CTX001 clinical trials for severe hemoglobinopathies (specifically, transfusion-dependent beta thalassemia and severe sickle cell disease), since ICU beds and related healthcare resources were significantly constrained, we elected to pause patient dosing in the early stages of the pandemic and may elect to pause patient dosing in certain of our trials again if ICU beds and related healthcare resources become significantly constrained again or governmental authorities impose additional business or travel restrictions. And, for example, with respect to our immuno-oncology clinical trials, investigators participating in our clinical trials may not want to take the risk of exposing cancer patients to the coronavirus since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, or other reasons related to the coronavirus pandemic. In addition, the FDA published guidance on manufacturing investigational cellular and gene therapy products during the coronavirus pandemic and provided risk-based recommendations to minimize potential transmission of the coronavirus to patients and facility personnel. The FDA expects manufacturers to evaluate whether the coronavirus poses new risks in the context of their specific products, facilities, processes, and manufacturing controls, and identify and mitigate factors that may allow for transmission of the coronavirus to patients and facility personnel and include a description of the risk assessment and mitigation strategies in any IND and any Biologics License Application, or BLA. If the coronavirus pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•
We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, ship investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. Certain of our third-party manufacturers and suppliers paused their operations in the early stages of the pandemic, and some have paused their operations again as additional waves of the coronavirus pandemic have impacted local communities and/or as a result of national and local regulations. Other of our third-party manufacturers and suppliers have otherwise encountered delays in providing their services. As a result, we may not be able to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain current clinical and pre-clinical timelines. In addition, if additional third parties in our supply chain for materials are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted in other ways, further limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.
•
We maintain temporary work-from-home procedures for all employees other than for those personnel and contractors who perform essential activities that must be completed on-site. If negative developments relating to the coronavirus pandemic continue, including periodic resurgence and additional “waves”, we may be required to restrict on-site staff at our offices and laboratories again. For example, in March 2020, we closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. We will continue to evaluate our return to work protocols in accordance with state and local regulations.
•
Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time or as frequently as needed as a result of restrictions for on-site staff and reduced access to our offices and the possibility that governmental authorities further modify current restrictions now, or in the future, if additional waves of coronavirus infections (including as a result of new coronavirus variants) were to occur. As a result, this could delay timely completion of preclinical activities, including completing IND/CTA-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for other of our development programs. In addition, when we re-open our facilities, we could encounter delays in connection with implementing precautionary measures to mitigate the risk of exposing our facilities and employees to the coronavirus (for example, implementing screening procedures or procuring appropriate non-medical personal protective equipment for use while in our facilities) or otherwise in connection with addressing an actual or potential exposure to the coronavirus (for example, temporarily closing all or a portion of a facility or disinfecting all or a portion of a facility that may have been exposed to the coronavirus).
•
Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. Since March 2020, when foreign and domestic inspections by the FDA were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the coronavirus pandemic and may experience delays in their regulatory activities. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.

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

The coronavirus pandemic continues to rapidly evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the emergence of additional variants of the coronavirus, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the coronavirus and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

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

While we have multiple product candidates in clinical development and advanced pre-clinical development for a range of diseases, we have not yet submitted BLAs for any of our wholly-owned allogeneic CAR-T product candidates or our hemoglobinopathies product candidates in conjunction with Vertex to the FDA, or similar marketing applications to comparable foreign authorities. We have limited experience in submitting and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Submission of a BLA or other similar marketing applications to comparable foreign authorities and securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency, also known as safety and effectiveness, for each desired therapeutic indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel as a result of the coronavirus pandemic, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. Our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. For example, there is no assurance that data obtained at the completion of any of our clinical trials, including the ongoing CARBON clinical trial or ongoing CLIMB THAL-111 and CLIMB SCD-121 clinical trials will indicate clinically meaningful benefit or support submission of a BLA, or will be sufficiently robust from a safety and/or efficacy perspective to support either conditional approval or full approval. Depending on the outcome of these ongoing clinical trials, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval of a BLA. Furthermore, if any undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events occur, and if we are unable to demonstrate such adverse events were caused by factors other than our product candidate, the FDA, EMA or other comparable health regulatory authorities could suspend our clinical trial until we are able to gather sufficient information or order us to cease further clinical studies of our product candidate. If this were to occur this would likely result in delays in our ability to submit a BLA for regulatory approval.

Furthermore, failure of one or more clinical trials can occur at any stage in the clinical trial process. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Accordingly, the regulatory pathway for our product candidates is still uncertain, complex, and lengthy, and ultimately, approval may not be obtained. Even if our product candidates demonstrate safety and efficacy in clinical studies, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

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

Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation or Priority Review by the FDA, or PRIME Scheme by the EMA, Even If Granted for Any of Our Product Candidates, May Not Lead to a Faster Development, Regulatory Review or Approval Process, and It May Not Increase the Likelihood That Any of Our Product Candidates Will Receive Marking Approval.

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

We have obtained and may seek RMAT designation for some of our product candidates. For instance, CTX001 has been granted RMAT designation by the FDA for the treatment of TDT and SCD, as well as CTX110 for the treatment of relapsed or refractory B-cell lymphoma. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for other of our product candidates. RMAT designation does not change the FDA's standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

Finally, we have obtained and may seek to qualify our product candidates under the PRIME scheme from the EMA. For instance, CTX001 has been granted PRIME designation for the treatment of TDT and SCD. The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial MAA through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. There is no assurance that we will be able to obtain PRIME qualification for other of our product candidates. PRIME does not change the standards for product approval, and there is no assurance that such qualification will result in expedited review or approval. Moreover, where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

We May Be Unable To Obtain Orphan Drug Designation Or Exclusivity. If Our Competitors Are Able To Obtain Orphan Drug Exclusivity For Products That Constitute The Same Drug And Treat The Same Indications As Our Product Candidates, We May Not Be Able To Have Competing Products Approved By The Applicable Regulatory Authority For A Significant Period Of Time.

We have received orphan drug designation in the United States from the FDA for certain of our programs, including for CTX120 for the treatment of multiple myeloma and for CTX130 for the treatment of T-cell lymphomas. We also have received orphan drug designation from the FDA and the European Commission for CTX001 for the treatment of TDT and SCD. We may in the future seek orphan drug designation for certain of our other product candidates, but we may be unable to maintain orphan drug designation or obtain any benefits associated with orphan drug designation, including market exclusivity. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission after recommendation from the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and in the European Union the ability to apply for a centralized EU marketing authorization.

Certain of our current product candidates and our future product candidates may target patient populations that are smaller than the numbers described above. If we request orphan drug designation for our product candidates, there can be no assurances that FDA or the European Commission will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, because, for example, the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including if it is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•
the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;
•
the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•
the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

There is no assurance that we will be able to obtain orphan drug designation for other of our other product candidates. Orphan drug designation does not change the standards for product approval, and there is no assurance that such designation will result in expedited review or approval.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents and requirements regarding recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA also may place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA, must submit a proposed REMS before it can obtain approval. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more product candidates we develop, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. In addition, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

The biotechnology and pharmaceutical industries, including in the gene-editing, gene therapy and cell therapy fields, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we currently face, and will continue to face, substantial competition from many different sources, including large pharmaceutical, specialty pharmaceutical and biotechnology companies; academic institutions and governmental agencies; and public and private research institutions, some or all of which may have greater access to capital or resources than we do. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, but we will also have to compete with new therapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene editing, gene therapy and cell therapy. In addition, we compete with companies working to develop therapies in areas related to our specific research and development programs.

Our platform and product focus is on the development of therapies using CRISPR/Cas9 gene-editing technology. We are aware of several companies focused on developing therapies in various indications using CRISPR/Cas9 gene-editing technology, including Intellia Therapeutics and Editas Medicine. In addition, several academic groups have developed new gene-editing technologies based on CRISPR/Cas9, such as base editing and prime editing, that may have utility in therapeutic development. Companies seeking to develop therapies based on these technologies include Beam Therapeutics and Prime Medicine

There are also companies developing therapies using additional gene-editing technologies, such as TALENs, meganucleases and ZFNs. These companies include 2seventy bio, Allogene Therapeutics, Cellectis, Precision BioSciences and Sangamo Therapeutics.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In hemoglobinopathies, these companies include Acceleron Pharma, Aruvant Therapeutics, Beam Therapeutics, bluebird bio, Editas Medicine, Global Blood Therapeutics, Novartis Pharmaceuticals and Sangamo Therapeutics. In immuno-oncology, these companies include 2seventy bio, Allogene Therapeutics, Bristol Myers Squibb, Caribou Biosciences, Cellectis, Fate Therapeutics, Gilead Sciences, Legend Biotech, Novartis Pharmaceuticals, Poseida Therapeutics and Precision BioSciences. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Sana Biotechnology and Semma Therapeutics (acquired by Vertex in 2019). In in vivo, these companies include Editas Medicine, Intellia Therapeutics, Sarepta Therapeutics, Ultragenyx and Verve Therapeutics.

Gene editing is a highly active field of research and new technologies, related or unrelated to CRISPR, may be discovered and create new competition. These new technologies could have advantages over CRISPR/Cas9 gene editing in some applications and there can be no certainty that other gene-editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Cas9 may be determined to be less attractive than other CRISPR proteins, such as Cas12a or novel Cas enzymes that have yet to be discovered, or other CRISPR-associated nuclease variants that can edit human DNA, such as base editors and prime editors.

In addition to competition from other gene-editing therapies or gene or cell therapies, any product we may develop may also face competition from other types of therapies, such as small molecule, antibody or protein therapies. In addition, new scientific discoveries may cause CRISPR/Cas9 technology, or gene editing as a whole, to be considered an inferior form of therapy.

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene and cell therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have broader acceptance and higher rates of reimbursement by third-party payors or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.

If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene-editing, gene therapy, and cell therapy products. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment, and product sales. In addition, due to the intense research and development taking place in the gene-editing field, including by us and our competitors, the intellectual property landscape is in flux and highly competitive. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third-party, intellectual property and proprietary rights in the future. For example, see our discussion of the ‘048 interference, the ‘115 interference and European opposition proceedings in “Risk Factors – Risks Related to Intellectual Property - Third-party Claims Of Intellectual Property Infringement Against Us, Our Licensors Or Our Collaborators May Prevent Or Delay Our Product Discovery and Development Efforts.”

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

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Third-party payors, such as private health insurers, health maintenance organizations, and governmental programs such as Medicare and Medicaid, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Governmental and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. See the sections entitled “Business – Coverage, Pricing and Reimbursement” and “Business – Healthcare Reform.”

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

We have entered into strategic collaborations and licenses, including with Vertex, Bayer, ViaCyte, Nkarta and Capsida, and may enter into additional collaborations and licenses with other third parties in the future. For some programs, we also depend on, or may in the future depend on, third-party collaborators and strategic partners to design and conduct our clinical trials, and for any approved products, the commercialization of such products. Some of these collaborations provide us with important technologies in order to more fully develop our product candidates and we may enter into collaborations with other companies to provide us with important technologies or funding for our programs. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners.

Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations and collaborators may not perform their obligations as expected. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and commercialization of our partnered product candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered product candidates in a manner that is in our best interest. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement or result in litigation or arbitration, which would be time-consuming and expensive. Collaborators may also fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product. Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products.

As a result, we may not be able to conduct any of our partnered programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraw support for our programs or proposed products or otherwise impair their development or commercialization, our business could be negatively affected. Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

We Have Partnered With Vertex On Our Lead Program CTX001; Vertex Has Significant Control Over The CTX001 Program.

We have entered into a series of agreements with Vertex that contemplate certain research, development, manufacturing and commercialization activities involving various targets. Pursuant to these agreements, Vertex has sole authority to conduct certain activities. For example, under our 2015 Collaboration Agreement with Vertex to research, develop and commercialize new treatments aimed at the underlying genetic causes of human diseases, Vertex had sole authority to select genetic targets to pursue and we do not have control over the development of any product candidates for the selected genetic targets. In addition, under our 2019 Collaboration Agreement with Vertex, Vertex has sole authority to develop and commercialize products for the treatment of DMD and DM1 under the agreement (subject to our option to co-develop and co-commercialize products for the treatment of DM1).

Additionally, we are developing and preparing to commercialize CTX001 for TDT and SCD in partnership with Vertex under a joint development and commercialization agreement, which we amended in the second quarter of 2021. Under the A&R Vertex JDCA, subject to the terms and conditions of such agreement, Vertex will have the right to conduct all research, development, manufacturing and commercialization activities relating to the specified product candidates and products (including CTX001) throughout the world subject to our reserved right to conduct certain activities. While we will continue to participate in certain aspects of such activities in an observer capacity unless and to the extent otherwise agreed to by the parties, and we and Vertex have an equal number of representatives on the joint oversight committee and transition committee, Vertex controls the development of CTX001 or any future product candidates subject to the A&R Vertex JDCA.

Our lack of control over the clinical development, manufacturing, regulatory submission and commercialization activities in certain of our agreements with Vertex could cause delays or other difficulties in the development and commercialization of product candidates, which may prevent among other things, completion of intended IND filings in a timely fashion, if at all, or the completion or delay in BLA filings. For example, there is no assurance that data obtained from our partnered CTX001 programs will indicate clinically meaningful benefit or support submission of a BLA, and we cannot be certain that data from CLIMB THAL-111 and CLIMB SCD-121 clinical trials will be sufficiently robust from a safety and/or efficacy perspective to support either conditional approval or full approval. The FDA may require that we and Vertex conduct additional or larger pivotal trials before we and Vertex can submit or obtain approval of a BLA. Furthermore, we are required to submit data relating to certain release assays designed to confirm the quality, purity and strength (including potency) of CTX001 as a condition for completing the BLA submission. Under the A&R Vertex JDCA, Vertex is responsible for such clinical trials and manufacturing. If Vertex is unable to submit the required data in a timely manner, there is the potential for further delaying the completion of our BLA submission, with the potential consequence of delaying any approval and commercial launch of CTX001 in the United States.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates that we may develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates for which we obtain marketing approval. See the section entitled “Business – Healthcare Law and Regulation.”

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is also governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

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

Risks Related to Manufacturing

Gene-Editing Products Are Novel And May Be Complex And Difficult To Manufacture. We Could Experience Manufacturing Problems That Result In Delays In The Development Or Commercialization Of Our Product Candidates Or Otherwise Harm Our Business.

The manufacturing process used to produce CRISPR/Cas9-based product candidates may be complex, as they are novel and have not been validated for clinical and commercial production. Several factors could cause production interruptions, including inability to develop novel manufacturing processes, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, including the coronavirus pandemic, disruption in utility services, human error or disruptions in the operations of our suppliers, including acquisition of the supplier by a third party or declaration of bankruptcy. The expertise required to manufacture these product candidates may be unique to a particular contract manufacturing organizations, and as a result, it would be difficult and time consuming to find an alternative contract manufacturing organization. Failure or process defects in any of the interrelated systems at either our manufacturing facility, once validated, or those of our third-party manufacturers, could adversely impact our ability to manufacture and supply cell therapy product candidates and certain components thereof intended for research, clinical and, if approved, commercial production. For additional information regarding the impact of the coronavirus pandemic, please see “Risk Factor— Our Business May Be Adversely Affected By The Ongoing Coronavirus Pandemic, Including the Emergence of Additional Variants.”

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

In addition, the FDA, the EMA and other health regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other health regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures could cause us to delay product launches or clinical trials and we may need to conduct product recalls, all of which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our products.

We also may encounter problems hiring and retaining directly or through contract manufacturing organizations the experienced scientific, quality assurance, quality control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. Any problems in our supply chain, manufacturing process or facilities could result in delays in planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process could restrict our ability to meet potential future market demand for products.

The Manufacturing Facilities For Our Product Candidates Are Subject To Rigorous Regulations And Failure To Obtain Or Maintain Regulatory Approvals Or Operate In Line With Established cGMPs And International Best Practices Could Delay Or Impair Our Ability To Commercialize Our Product Candidates.

We and the third-party manufacturers of our product candidates are subject to applicable cGMPs prescribed by the FDA and other rules and regulations prescribed by the EMA and other regulatory authorities. To obtain FDA and EMA approval for our product candidates in the United States and Europe, we need to undergo strict pre-approval inspections of our or our third-party manufacturing facilities. When inspecting our or our contractors' manufacturing facilities, the FDA or EMA might cite cGMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and consume significant periods of time. Moreover, if the FDA or EMA notes deficiencies as a result of its inspection, it will generally reinspect the facility to determine if the deficiency has been remediated to its satisfaction. The FDA or EMA may note further deficiencies as a result of its reinspection, either related to the previously identified deficiency or otherwise. If we or the manufacturers of our product candidates cannot satisfy the FDA and EMA as to compliance with cGMP in a timely basis, marketing approval for our product candidates could be seriously delayed, which in turn would delay commercialization of our product candidates.

We Are Subject To Regulatory And Operational Risks Associated With Our Internal Manufacturing Facility And At Those Of Our Third-party Contract Manufacturing Partners.

In the fourth quarter of 2021, we completed construction of a new cell therapy manufacturing facility in Framingham, Massachusetts, that, among other things, once validated, will be capable of supporting research, clinical and commercial production of our cell therapy product candidates and certain components thereof for certain of our programs. We have begun the regulatory validation activities required to bring this facility into cGMP compliance and to enable us to produce cell therapy product supply suitable for human administration in the future. We can provide no assurances that we will be able to build out our internal manufacturing capacity or achieve required validation of our Framingham facility. While the design of the facility is based on current standards for biotechnology facilities, it has not yet been reviewed or pre-approved by any regulatory agency, nor has the facility been inspected by any regulatory agency such as the FDA. We could incur delays in implementing the full operational state of the facility, causing delays to clinical supply or extended use of our third-party contract manufacturing partners, resulting in unplanned expenses. In constructing our facility in Framingham, Massachusetts, we have incurred substantial expenditures, and expect to incur significant additional expenditures in validating and operating the facility in the future.

We Expect To Rely On Third Parties To Manufacture Our Clinical Product Supplies, And We Intend To Rely On Third Parties For At Least A Portion Of The Manufacturing Process Of Our Product Candidates. Our Business Could Be Harmed If The Third Parties Experience Supply Chain Shortages, Fail To Provide Us With Sufficient Quantities Of Product Inputs Or Fail To Do So At Acceptable Quality Levels Or Prices.

Although we have completed construction of our facility in Framingham, Massachusetts, we have not yet completed regulatory validation activities and we do not own any facility that currently may be used as our clinical-scale manufacturing and processing facility and must rely on outside vendors to manufacture supplies and process our product candidates in connection with any clinical trial we undertake of such product candidates. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

The facilities used to manufacture our product candidates must be evaluated by the FDA, or other health regulatory agencies in other jurisdictions, pursuant to inspections that will be conducted after we submit an application to the FDA or other health regulatory agencies. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities or regulatory authorities may cite them for deficiencies, and we may not be able to obtain or may be delayed in obtaining regulatory approval from the FDA or other regulatory authorities for our product candidates. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable health regulatory authority does not approve these facilities or cites these facilities for deficiencies for the manufacture of our product candidates or if it withdraws any such approval or cites deficiencies in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, if our contract manufacturers are unable to timely perform or become distracted as a result of actions taken by the FDA or a comparable health regulatory authority or as a result of the coronavirus pandemic, we may experience manufacturing delays or may need to find alternative manufacturing facilities, which in each case, would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited;
•
a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
•
a change in manufacturers or certain changes in manufacturing processes/procedures will require that we conduct a manufacturing comparability study to verify that any new manufacturer or manufacturing process/procedures will produce our product candidate according to the specifications previously submitted to the FDA or other regulatory authority, and such study may be unsuccessful;

•
our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•
contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•
our contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials;
•
manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;
•
we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•
our third-party manufacturers could breach or terminate their agreements with us;
•
raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
•
our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and
•
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates, if approved. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied.

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

As of December 31, 2021, we had 473 full-time employees and we expect to continue to increase our number of employees and the scope of our operations in 2022 and beyond as we seek to advance development and if successful, commercialization, of our product candidates. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We May Fail To Comply With Evolving European And Other Privacy Laws.

We currently conduct clinical trials in the EEA. As a result, we are subject to additional privacy laws. The GDPR became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to €10,000,000 or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of our total worldwide annual turnover for more serious offenses.

In particular, national laws of Member States of the EU have implemented national laws which may partially deviate from the GDPR and impose different and more restrictive obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows EU Member State nations to enact laws that impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

The EU-U.S. and the Swiss-U.S. Privacy Shield frameworks allowed U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU and Switzerland. In 2020, the Court of Justice of the EU ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR’s cross-border data transfer restrictions, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner has opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. and the UK Information Commissioner’s Office has stated that the Privacy Shield framework is inadequate for transfers from the UK to the U.S. Furthermore, on June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. We will be required to transition to the new forms of standard contractual clauses and doing so may require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.

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

Our Business And Operations May Be Negatively Impacted By The United Kingdom’s Withdrawal From The EU

On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. The UK formally left the EU on January 31, 2020, however there was an initial transition period until December 31, 2020 during which EU rules and legislation continued to apply. The UK and EU have signed a EU-UK Trade and Cooperation Agreement, or the TCA, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the UK in the long-term.

Since the expiry of the transition period, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. Any new divergent regulations in Great Britain and the EU could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. Any of these longer-term effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations. In addition, such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities (including, without limitation, clinical activities for CTX001) in the UK. Our UK operations support our current and future operations and clinical activities (including, without limitation, clinical activities for CTX001) in other countries in the EU and European Economic Area, or EEA, and these operations and clinical activities could be disrupted by the longer term effects of Brexit.

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

Our success depends in large part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other jurisdictions with respect to our CRISPR/Cas9 platform technology and any proprietary product candidates and technology we develop. We rely upon a combination of intellectual property rights, including patent rights, trade secret protection and confidentiality agreements to protect the intellectual property related to our gene-editing technology and product candidates. Presently we have rights to certain intellectual property, through licenses from third parties and under patent rights that we own, to develop our gene-editing technology and/or product candidates. For example, through our 2014 exclusive license with Dr. Charpentier, we exclusively license certain rights to a worldwide patent portfolio, including more than eighty-five (85) granted or allowed patents, as well as pending patent applications, which covers various aspects of our genome editing platform technology, including, for example, compositions of matter, including additional CRISPR/TRACR/Cas9 complexes, and methods of use, including their use in targeting or cutting DNA. We refer to this worldwide patent portfolio as the “Patent Portfolio”. In addition, we have filed numerous patent applications covering our product candidates, which cover various aspects of our product candidates, including, for example, compositions of matter, as well as methods of making and using.

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

The ultimate outcome of any pending or allowed patent application or granted patent is uncertain and the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage.

Additionally, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and in other jurisdictions. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. See Risk Factor - Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts for more information. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, revoked, invalidated or held unenforceable, in whole or in part, which could limit our ability to practice the invention or stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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

Moreover, we, or one of our licensors, may have to participate in additional interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a non-U.S. patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity or freedom to operate, or in patent claims being narrowed, revoked, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business.

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

Further, in June 2019, the USPTO declared another interference (Interference No. 106,115, or ‘115 interference) between fourteen (14) pending U.S. patent applications co-owned by the CVC Group and thirteen (13) patents and a patent application co-owned by the Broad. The Broad patents include those that were the subject of the ’048 interference. In September 2020, the PTAB issued an order that, among other matters, advanced the proceeding to the priority phase, where both the CVC Group, which will have the burden of proof, and the Broad will present their respective evidence seeking to prove that they, invented first. This interference is ongoing and will remain pending through the PTAB’s judgment on priority-of-invention. The PTAB’s judgment may be appealed to the Federal Circuit, and thru to the Supreme Court.

In addition to the Broad, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA and formerly known as “Sigma-Aldrich”) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the CVC Group application was filed and allege (or may allege) that they invented one or more of the inventions claimed by the CVC Group before the CVC Group. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the CVC Group application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. For example, in December 2020, the USPTO declared an interference (Interference No. 106,127, or ‘127 interference) between a ToolGen patent application that claims certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same fourteen pending U.S. patent applications co-owned by the CVC Group that are involved in the ’115 interference. This interference is ongoing and will remain pending through the PTAB’s judgment on priority-of-invention. The PTAB’s judgment may be appealed to the Federal Circuit, and thru to the Supreme Court. In addition, in June 2021, the USPTO declared an interference (Interference No. 106,132, or ‘132 interference) between a MilliporeSigma patent application that claims certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same fourteen pending U.S. patent applications co-owned by the CVC Group that are involved in the ’115 interference. This interference is ongoing and will remain pending through the PTAB’s judgment on priority-of-invention. The PTAB’s judgment may be appealed to the Federal Circuit, and thru to the Supreme Court.

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

If any third party were to succeed in its interference and prevail in their inventorship claims or obtain patent claims that cover our product candidates or related activities through these various legal proceedings, such party could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Third parties asserting their patent rights against us may seek and obtain injunctive or other equitable relief, which could effectively limit or block our ability to further develop and commercialize our product candidates. If we are found to infringe a third party’s valid intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology, or avoid or invalidate such third party’s intellectual property. These third parties would be under no obligation to grant to us any such license and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we and our partners may need to cease the practice of our core gene editing, and the development, manufacture, and commercialization of one or more of the product candidates we may develop. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing one or more of our product candidates, force us to redesign our infringing products or force us to cease some or all of our business operations, any of which could materially harm our business and could prevent us from further developing and commercializing our proposed future product candidates thereby causing us significant harm. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation.

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

Further, third parties routinely file international counterparts of their U.S. applications, some of which have been granted or could in the future be granted in Europe and/or other non-U.S. jurisdictions. We, as well as other parties have initiated opposition proceedings against some of these grants, and we may in the future oppose other grants to these or other applicants. Similarly, our intellectual property is and may in the future become involved in opposition proceedings in Europe or other jurisdictions. These oppositions could lead to the revocation of the patents in whole or in part, or could lead to the claims being narrowed in a way that could impair or preclude our ability to enforce the patents against competitors in Europe. For example, in February 2018, several parties filed oppositions in the European Patent Office to the grant of our first in-licensed European patent. Later in 2018 and in 2019, several parties filed oppositions in the European Patent Office to the grant of both our second and third in-licensed European patents. Opposition proceedings can lead to the revocation of a patent in its entirety; the maintenance of the patent as granted, or the maintenance of a patent in amended form. Opposition proceedings typically take years to resolve, including the time taken by appeals that can be filed by any of the parties. We cannot guarantee the outcome of the oppositions to our in-licensed European patent, and an adverse result could preclude us from enforcing our rights in Europe against third parties. For example, in early 2020, the European Patent Office upheld our first in-licensed European patent in amended form; in late 2021, they revoked our second European patent, and the decision is pending appeal.

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

Moreover, under our in-license agreements, including our 2014 exclusive license agreement with Dr. Charpentier, we will be required to pay royalties based on our revenues from sales of our products utilizing the licensed technologies and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. Under each of our in-license agreements with Dr. Charpentier, we have an obligation to use commercially reasonable efforts to develop and obtain regulatory approval to market a licensed therapeutic product. Our in-license agreements with Dr. Charpentier also include an obligation to file an IND (or its equivalent in a major market country) by April 2021 and an obligation to file an IND (or its equivalent in a major market country) by April 2024. While we met the obligation to file an IND by April 2021, we may not be successful in meeting other remaining obligations in the future on a timely basis or at all. Our failure to meet the remaining obligations may give Dr. Charpentier the right to terminate our license rights. We will need to outsource and rely on third parties for many aspects of the clinical development of the products covered under our license agreements. Delay or failure by these third parties could adversely affect our ability to meet our diligence obligations and the continuation of our license agreements with third-party licensors.

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

In the United States, each co-owner has the freedom to license and exploit the technology. As a result, we do not have exclusive access to any intellectual property rights that Dr. Charpentier co-owns with another entity, such as California and Vienna. Our license with Dr. Charpentier is therefore non-exclusive with respect to such co-owned rights. Furthermore, in the United States each co-owner is required to be joined as a party to any claim or action we may wish to bring to enforce those patent rights. Moreover, in the United States, non-exclusive licenses have no standing to bring a patent infringement action before a court. Therefore, for the patents owned with California and Vienna we have no ability to pursue third-party infringement claims without cooperation of California and Vienna and potentially their licensees. Although we have entered into the IMA with Vienna and California and their licensees, which provides for, among other things, notice of and coordination in the event of third-party infringement of the patent rights within the Patent Portfolio, there can be no assurance that Vienna and California will cooperate with us in any future infringement. If we are unable to enforce our core patent rights licensed from Dr. Charpentier, we may be unable to prevent third parties from competing with us and may be unable to persuade companies to sublicense our technology, either of which could have a material adverse effect on our business.

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

We currently have rights to intellectual property, through in-licenses from third parties, to identify and develop product candidates, as well as use other technologies. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of gene-editing technology and filing patent applications potentially relevant to our business. For example, we are aware of several third-party patent applications that, if issued, may be construed to cover our gene-editing technology and product candidates. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. We may also require licenses from third parties for certain modified or improved components of gene-editing technology, such as modified nucleic acids, as well as non-CRISPR/Cas9 technologies such as delivery methods that we are evaluating for use with product candidates we may develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and gene-editing technology. The licensing or acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established, or have greater resources than we do may be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates or technology that we may seek to acquire. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program, technology, or product candidate, or discontinue the practice of our core CRISPR/Cas9 gene-editing technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, or SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. Moreover, these requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

The Market Price Of Our Common Shares Has Been Volatile and Fluctuate Substantially, Which Could Result In Substantial Losses For Shareholders.

Our share price has been, and in the future may be, subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our shares traded within a range of a high price of $220.20 and a low price of $11.63 per share for the period beginning on October 19, 2016, our first day of trading on the Nasdaq Global Market, through December 31, 2021. As a result of this volatility, our shareholders could incur substantial losses. In addition, the market price for our common shares may be influenced by many factors, including:

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

The holdings of our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, together with their affiliates and related persons, represent beneficial ownership, in the aggregate, of approximately 26.0% of our common shares, based on the number of common shares outstanding as of February 11, 2022. As a result, these shareholders, if they choose to act together, will be able to influence our management and affairs and the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.

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

Provisions in our articles of association may discourage, delay or prevent an acquisition of our Company or changes in the composition of our board of directors. Among other things, these provisions require the approval of at least two thirds of represented shares present or voting at a shareholder meeting for the removal of a member of our board of directors and to increase the maximum number of members of our board of directors; limit the accumulated voting rights of any person or entity to 15% of our registered share capital; limit the voting rights of an acquirer of more than 5% of our registered share capital in a transaction or series of transactions in which our board of directors did not provide for an exemption, which could prevent or delay a change in control of our Company; provide that the board of directors is authorized, subject to obtaining shareholder approval every two years, at any time during a maximum two‑year period, which under our current authorized share capital will expire on June 10, 2023, to issue a specified number of shares, which under our current authorized share capital is approximately forty-nine percent of the share capital registered in the commercial register, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances; provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately thirty-two percent of the share capital registered in the commercial register, without obtaining additional shareholder approval, (i) through the exercise of conversion and/or option rights granted in connection with bonds or similar instruments, including convertible debt instruments, and (ii) in connection with the exercise of options granted to employees or other service providers of the Company or any of its subsidiaries; and provide that a merger or demerger transaction requires the affirmative vote of at least two thirds of the shares represented at a shareholders’ meeting.

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

Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without additional shareholder approval. This authorization is limited to 50% of the existing registered share capital and must be renewed by the shareholders every two years. The authorized share capital approved by our shareholders will expire on June 10, 2023 and is limited to approximately forty-nine percent of our registered share capital pursuant to the articles of association in force. Subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe to any new issuance of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, the payment of dividends and the cancellation of treasury shares must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

Certain U.S. Shareholders May Be Subject To Adverse U.S. Federal Income Tax Consequences If We Are A Controlled Foreign Corporation.

Each “Ten Percent Shareholder" (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for United States federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents and royalties, gains from the sale of securities and income from certain transactions with related parties. For tax years beginning after December 31, 2017, each Ten Percent Shareholder of a CFC is also required to include in income such Ten Percent Shareholder’s share of “global intangible low-taxed income” with respect to such CFC. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for United States federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the U.S. Internal Revenue Code of 1986, as amended, or the Code, who owns or is considered to own 10% or more of (1) the total combined voting power of all classes of stock entitled to vote or (2) the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain.

During our 2021 taxable year we believe that we had certain shareholders that were Ten Percent Shareholders for U.S. federal income tax purposes. However, our CFC status for the taxable year ending on December 31, 2021 and our current taxable year is unknown and we may be a CFC for the taxable year ending on December 31, 2021, our current taxable year or a following year. In addition, recent changes to the attribution rules relation to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. Furthermore, it is possible that our non-United States subsidiaries will be CFCs for the current taxable year or a future taxable year even if we are not a CFC for such taxable year(s). U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Because it is possible we were a PFIC for the 2020 taxable year, we provided information necessary for our shareholders to make a qualified electing fund, or QEF, election with respect to us for the 2020 taxable year. We provided such information on our website (www.crisprtx.com). A U.S. holder that makes a QEF election with respect to our shares is required to include a pro rata share of our income on a current basis, whether or not we make distributions. For the 2020 taxable year, the amount of our ordinary earnings and net capital gain for purposes of the QEF inclusion rules was $0.0 million of ordinary earnings and $0.0 net capital gain, and we may have material amounts of ordinary earnings and/or net capital gain for purposes of the QEF inclusion rules in the 2021 taxable year or future taxable years. Although we have not yet determined whether we are a PFIC for the 2021 taxable year or the current taxable year, it is possible that we may be a PFIC for the 2021 taxable year and / or current taxable year as well. We will endeavor to provide to you, for each taxable year that we are or may be a PFIC, a PFIC Annual Information Statement containing information necessary for you to make a QEF election with respect to us. Alternatively, a U.S. holder may be able to make a mark-to-market election, assuming that our shares constitute “marketable” securities under the Code, which generally avoids the adverse consequences of PFIC status discussed above, but would require a U.S. holder to annually report as ordinary income any increase in value of our shares during the year (as well as generally allowing deductions for any decrease in the value of our shares).

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Zug, Switzerland pursuant to a real estate lease agreement with a term that renews every three months. Our U.S. headquarters are located at 610 Main Street, Cambridge, Massachusetts where we lease approximately 98,064 square feet of laboratory and office space under two separate subleases, which expire in 2022.

In July 2020, we entered into a lease agreement for approximately 263,500 square feet of office and laboratory space in a to-be-constructed building in Boston, Massachusetts, or the 2020 Boston Lease. We intend for the new facility to be our new U.S. headquarters for research and development and plan to consolidate our various office and laboratory locations in the greater Boston area into this single location. The facility is leased through October 2034 with an option to extend the term of the lease for two additional five-year periods.

In May 2020, we entered into a lease agreement for a 50,249 square foot building in Framingham, Massachusetts, which we plan to use as a cell therapy manufacturing facility for clinical and commercial production of our investigational cell therapy product candidates. This facility is leased through March 2036 with an option to extend the term of the lease for two additional seven-year periods.

We also lease business offices elsewhere in Cambridge, Massachusetts, San Francisco, California and London, United Kingdom. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

In the ordinary course of business, we are from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, our intellectual property estate (including the Patent Portfolio), commercial arrangements and other matters. Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office and the European Patent Office involving our intellectual property estate including the Patent Portfolio. The outcome of any of the foregoing, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such proceedings, our business, results of operations, liquidity and financial condition could be adversely affected. For further information regarding risks involving our intellectual property estate including the Patent Portfolio, please see “Risk Factors—Risks Related to Intellectual Property” contained in Item 1A of this report.

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

The graph set forth below compares the cumulative total stockholder return on our shares between October 19, 2016 (the date of our initial public offering) and December 31, 2021, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on October 19, 2016 in our common shares, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 19, 2016 of $14.09 per share as the initial value of our common shares and not the initial offering price to the public of $14.00 per share. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of Total Return Among CRISPR Therapeutics AG, the NASDAQ Composite Index and the NASDAQ Biotechnology Index

Holders

As of February 11, 2022, we had approximately 15 holders of record of our common shares. This number does not include beneficial owners whose shares were held in street name.

Dividends

We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. Reserved

Not applicable.

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

Special Note About Coronavirus (COVID-19)

Since March 2020, we have been evaluating the actual and potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the coronavirus pandemic, we have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business, operations, and/or associated timelines. As we gradually return to work in accordance with state and local regulations, we maintain temporary work-from-home procedures for all employees other than for those personnel and contractors who perform essential activities that must be completed on-site. If negative developments relating to the coronavirus pandemic continue, including “periodic resurgence” and additional “waves”, we may be required to restrict on-site staff at our offices and laboratories again and at times have limited access to our offices on a temporary and intermittent basis; with respect to our hemoglobinopathies clinical trials, we may elect to pause patient dosing in certain of our trials again if ICU beds and related healthcare resources become significantly constrained again or governmental authorities impose additional business or travel restrictions; with respect to our immuno-oncology clinical trials, investigators participating in our clinical trials may not want to take the risk of exposing cancer patients to the coronavirus since the dosing of patients is conducted within an in-patient setting; and certain aspects of our supply chain could be disrupted if our third party suppliers and manufacturers paused their operations again in response to such negative developments and/or as a result of national and local regulations. The ultimate impact of the coronavirus pandemic on our business operations remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely. Please refer to our Risk Factors in Part I, Item IA of this Annual Report on Form 10-K for a discussion of the risks related to the coronavirus pandemic.

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

Our lead product candidate, CTX001, is an investigational, autologous, gene-edited hematopoietic stem cell therapy that is being evaluated for the treatment of transfusion-dependent beta thalassemia, or TDT, and severe sickle cell disease, or SCD. CTX001 is being developed under a joint development and commercialization agreement between us and Vertex.

We and Vertex are investigating CTX001 in ongoing Phase 3 open-label clinical trials that are designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT (CLIMB THAL-111) or SCD (CLIMB SCD-121), respectively. The first two patients in each trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the corresponding trial opened for concurrent dosing. CLIMB THAL-111 and CLIMB SCD-121 are designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of CTX001 in patients who received CTX001. CLIMB-131 is designed to follow participants for up to 15 years after CTX001 infusion. Enrollment is complete for both CLIMB THAL-111 and CLIMB SCD-121.

In the second quarter of 2021, at the European Hematology Association Congress, we presented updated clinical data from the first fifteen patients with TDT and first seven patients with SCD treated with CTX001 who had reached at least three months of follow-up after CTX001 dosing.

CTX001 has been granted a number of regulatory designations from the FDA, including RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations for the treatment of both TDT and SCD. CTX001 has also been granted Orphan Drug Designation from the European Commission, as well as PRIME designation from the EMA, for the treatment of both TDT and SCD.

Immuno-Oncology

In addition, we are developing our own portfolio of CAR-T cell product candidates based on our gene-editing technology.

CTX110. Our lead immuno-oncology product candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting Cluster of Differentiation 19, or CD19. CTX110 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial, CARBON, that is designed to assess the safety and efficacy of several dose levels of CTX110 in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy. CTX110 has been granted RMAT designation by the FDA.

In the fourth quarter of 2021, we released updated clinical data from the ongoing CARBON trial for 26 patients treated with CTX110 who had reached at least 28 days of follow-up.

CTX120. CTX120 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting B-cell maturation antigen. CTX120 is being investigated in an ongoing Phase 1 single-arm, multi-center, open-label clinical trial that is designed to assess the safety and efficacy of several dose levels of CTX120 for the treatment of relapsed or refractory multiple myeloma. CTX120 has received Orphan Drug Designation from the FDA.

CTX130. CTX130 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting Cluster of Differentiation 70, or CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being developed for the treatment of both solid tumors, such as renal cell carcinoma, and T-cell and B-cell hematologic malignancies. CTX130 is being investigated in two ongoing independent Phase 1 single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 for the treatment of relapsed or refractory renal cell carcinoma and various types of lymphoma, respectively. CTX130 for the treatment of T-cell lymphoma has received Orphan Drug Designation from the FDA.

Regenerative Medicine

Regenerative medicine, or the use of stem cells to repair or replace tissue or organ function lost due to disease, damage or age, holds the potential to treat both rare and common diseases. We are pursuing gene-editing approaches to allow allogeneic use of stem cell-derived therapies by enabling immune evasion, improving existing cell function and directing cell fate using CRISPR/Cas9.

Our first major effort in this area is in diabetes, and we and ViaCyte are advancing a program as part of a strategic collaboration for the discovery, development, and commercialization of gene-edited stem cell therapies for the treatment of diabetes.

VCTX210. VCTX210 is an investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived product candidate for the treatment of T1D developed by applying our gene-editing technology to ViaCyte’s proprietary stem cell capabilities. We and ViaCyte are investigating VCTX210 in an ongoing Phase 1 clinical trial that is designed to assess VCTX210’s safety, tolerability, and immune evasion in patients with T1D.

Partnerships

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and accelerate development of programs by accessing specific technologies and/or disease-area expertise. We maintain three broad strategic partnerships to develop gene editing-based therapeutics in specific disease areas.

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex pursuant to which, among other things, we are co-developing and preparing to co-commercialize CTX001 for TDT and SCD. In April 2021, we and Vertex agreed to amend and restate our existing joint development and commercialization agreement, pursuant to which, among other things, we will continue to develop and prepare to commercialize CTX001 for TDT and SCD in partnership with Vertex. We also entered into a strategic collaboration and license agreement with Vertex in June 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1.

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

Bayer. In the fourth quarter of 2019, we entered into a series of transactions, or the Bayer Transaction, pursuant to which we and Bayer terminated our 2015 agreement, which had created the joint venture, Casebia, to discover, develop and commercialize CRISPR/Cas9 gene-editing therapeutics to treat the genetic causes of bleeding disorders, autoimmune disease, blindness, hearing loss and heart disease. In connection thereto, Casebia became a wholly-owned subsidiary of ours. We and Bayer also entered into a new option agreement pursuant to which Bayer has an option to co-develop and co-commercialize two products for the diagnosis, treatment or prevention of certain autoimmune disorders, eye disorders, or hemophilia A disorders for a specified period of time, or, under certain circumstances, exclusively license such optioned products.

Nkarta. In the second quarter of 2021, we entered into a research and collaboration agreement with Nkarta, Inc., or Nkarta, to bring together our gene editing technology and T-cell expertise with Nkarta’s leading natural killer, or NK, cell discovery, development and manufacturing capabilities. Under the collaboration, we and Nkarta are co-developing and co-commercializing two donor-derived, gene-edited CAR-NK cell product candidates, one of which targets CD70, and a product candidate combining NK and T cells.

Capsida. In the second quarter of 2021, we entered into a strategic collaboration agreement with Capsida Biotherapeutics, Inc., or Capsida, to develop in vivo gene editing therapies delivered with engineered AAV vectors for the treatment of ALS and Friedreich’s ataxia. Under the agreement, we lead research and development of the Friedreich’s ataxia program and perform gene-editing activities for both programs, and Capsida leads research and development of the ALS program and conducts capsid engineering for both programs. Capsida’s high-throughput AAV engineering platform aims to generate capsids optimized to target specific tissue types and limits transduction of tissues and cell types that are not relevant to the target disease, potentially improving the activity and tolerability of our gene editing investigational therapies. We and Capsida each have the option to co-develop and co-commercialize the program that the other leads.

For additional information regarding the key terms of these arrangements, please see "Business – Strategic Partnerships and Collaborations".

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

While we were in a net income position in the current and certain previous years due to upfronts associated with our collaborations with Vertex, we have a history of recurring losses and expect to continue to incur losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; develop manufacturing infrastructure, including regulatory validation activities; and incur additional costs associated with operating as a public company.

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the years ended December 31, 2021, 2020 and 2019, we recognized $913.1 million, $0.5 million and $289.6 million, respectively, of revenue related to our collaboration agreements with Vertex, as well as certain arrangements with Casebia prior to the Bayer Transaction.

For the years ended December 31, 2021 and 2020, we generated $1.9 million and $0.2 million, respectively, of grant revenue related to certain contracts with not-for-profit entities. No grant revenue was generated in prior years.

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

Except for activities we perform in connection with our collaborations with Vertex and ViaCyte, as well in connection with the Bayer Transaction, we do not track research and development costs on a program-by-program basis.

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

Other income, net

Other income, net consists primarily of interest income earned on investments, the gain resulting from the consolidation of Casebia following the Bayer Transaction in 2019 and the loss from equity method investment from stock-based compensation awards granted to employees of Casebia, prior to consolidation in 2019.

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

Revenue

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases and collaboration arrangements. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

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

Our stock-based awards are subject to service or performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

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

Results of Operations

The following is a discussion of the components of results of operations. This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 16, 2021.

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the dollar change in those items:

	Years Ended December 31,		Period-to-
	2021	2020	Period Change
	(in thousands)
Revenue:
Collaboration revenue	$913,081	$543	$912,538
Grant revenue	1,882	176	1,706
Total revenue	914,963	719	914,244
Operating expenses:
Research and development	438,633	266,946	171,687
General and administrative	102,802	88,208	14,594
Total operating expenses	541,435	355,154	186,281
Income (loss) from operations	373,528	(354,435)	727,963
Other income, net	6,003	6,379	(376)
Net income (loss) before income taxes	379,531	(348,056)	727,587
Provision for income taxes	(1,870)	(809)	(1,061)
Net income (loss)	$377,661	$(348,865)	$726,526

Collaboration Revenue

Collaboration revenue was $913.1 million for the year ended December 31, 2021, compared to $0.5 million for the year ended December 31, 2020. The increase of $912.6 million was primarily due to a $900.0 million upfront payment in connection with the A&R Vertex JDCA, as well as the achievement of a $12.5 million milestone under the 2019 Collaboration Agreement with Vertex, of which $12.0 million was recorded as revenue in 2021. Refer to Note 9 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of revenue recognized related to Vertex.

Grant Revenue

Grant revenue was $1.9 million and $0.2 million, respectively, for the years ended December 31, 2021 and 2020.

Research and Development Expenses

Research and development expenses were $438.6 million for the year ended December 31, 2021, compared to $266.9 million for the year ended December 31, 2020. The increase of $171.7 million was primarily attributable to the following:

•
$93.9 million of increased variable research and development costs;
•
$32.0 million of increased facility-related expenses;
•
$47.0 million of increased employee compensation, benefit and other headcount related expenses, of which $24.6 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth; offset by
•
$5.0 million of incentives and credits.

General and Administrative Expenses

General and administrative expenses were $102.8 million for the year ended December 31, 2021, compared to $88.2 million for the year ended December 31, 2020. The increase of $14.6 million was primarily attributable to the following:

•
$13.5 million of increased employee compensation, benefit and other headcount related expenses, of which $11.8 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;
•
$2.2 million of increased intellectual property costs; offset by
•
$0.9 million of incentives and credits.

Other income, net

Other income, net, was $6.0 million for the year ended December 31, 2021, compared to $6.4 million for the year ended December 31, 2020. Other income, net, for the year ended December 31, 2021 consisted primarily of interest income earned on cash, cash equivalents and marketable securities during the year.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had cash, cash equivalents and marketable securities of approximately $2,379.1 million, of which $434.0 million was held outside of the United States.

With our cash on hand as of December 31, 2021, we expect cash and cash equivalents to be sufficient to fund our current operating plan through at least the next 24 months.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2021, we had an accumulated deficit of $195.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Since our initial public offering, we have primarily financed our operations through common share issuances and collaboration agreements with strategic partners. Recent sources of equity financing include:

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
•
In July 2020, we sold 7.4 million common shares through an underwritten public offering (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share for aggregate net proceeds of $489.7 million, which were net of equity issuance costs of $27.6 million. Additional equity issuance costs of $4.9 million for stamp taxes were accrued as of December 31, 2020 and paid in 2021.

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
•
In August 2019, we entered into a new Open Market Sale AgreementSM with Jefferies under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, or the August 2019 Sales Agreement. In August 2019, we filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $200.0 million, or the 2019 ATM. In connection with our entry into the August 2019 Sales Agreement, our August 2018 Open Market Sale AgreementSM with Jefferies was mutually terminated by us and Jefferies. During the year ended December 31, 2020, we issued and sold an aggregate of 2.2 million common shares under the 2019 ATM at an average price of $89.47 per share for aggregate proceeds of $195.5 million, which were net of equity issuance costs of $4.5 million.

•
In December 2020, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $350.0 million, or the 2020 ATM. During the year ended December 31, 2020, we issued and sold an aggregate of 1.8 million common shares under the 2020 ATM at an average price of $169.57 per share for aggregate proceeds of $298.0 million, which were net of equity issuance costs of $4.5 million. Additional equity issuance costs for stamp taxes related to shares sold in 2020 related to the 2019 and 2020 ATM were $4.9 million, of which $4.0 million was accrued as of December 31, 2020 and paid in 2021.
•
In January 2021, we issued and sold under the 2020 ATM an aggregate of 0.3 million common shares at an average price of $162.46 per share with aggregate proceeds of $46.7 million, which were net of equity issuance costs of $0.7 million. An additional $0.5 million of stamp taxes on this amount was paid in 2021.
•
In January 2021, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $600.0 million. As of December 31, 2021, we have issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes on this amount was paid in 2021.

Sources of Liquidity

Cash Flows

Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 16, 2021.

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$538,972	$(238,366)
Net cash used in investing activities	(1,035,430)	(541,170)
Net cash provided by financing activities	250,945	1,016,152
Effect of exchange rate changes on cash	(11)	40
(Decrease) increase in cash and restricted cash	$(245,524)	$236,656

Operating Activities

Net cash provided by operating activities was $538.9 million for the year ended December 31, 2021, compared to cash used in operating activities of $238.4 million for the year ended December 31, 2020. The $777.3 million increase in cash provided by operating activities was primarily driven by an increase in net income of $726.5 million, from a net loss of $348.9 million for the year ended December 31, 2020 to net income of $377.7 million for the year ended December 31, 2021. The increase in net income is primarily driven by a $900.0 million upfront payment from Vertex in connection with the A&R Vertex JDCA, which, among other things, granted Vertex an exclusive worldwide license and an additional 10% economic interest in the CTX001 program and the right to control development and commercialization of CTX001, as well as a $12.5 million payment from Vertex related to a milestone under the 2019 Collaboration Agreements which was achieved in the fourth quarter of 2021. Additionally, non-cash expense increased $57.4 million, primarily related to stock-based compensation expense, depreciation and net amortization of premiums and discounts on marketable securities. The increase was offset by increased spending in our clinical and pre-clinical programs and increased payroll and payroll-related expenses to support overall growth.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $1,035.4 million and consisted of purchases of marketable securities, net of maturities, of $953.7 million, as well as $81.7 million in purchases of property and equipment for use in research and development activities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $250.9 million and consisted of net proceeds of $213.2 million from the issuance of common shares in connection with our 2021 ATM, as well as net proceeds of $37.7 million from stock option exercises and ESPP contributions.

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

Contractual and Other Obligations

Operating lease and sublease obligations

Our operating lease obligations primarily consist of lease payments on our research and office facilities in Cambridge, Massachusetts, as well as lease payments on our cell manufacturing facility in Framingham, Massachusetts, and lease payments on an office and laboratory facility in Boston, Massachusetts, which are described in further detail in Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease and sublease obligations due within one year of December 31, 2021 are $18.3 million, and future contractual payments on operating lease and sublease obligations due greater than one year from December 31, 2021 are $333.5 million.

Other obligations

Under the Invention Management Agreement signed on December 15, 2016, we are obligated to share costs related to patent maintenance, defense and prosecution for the CRISPR/Cas9 gene-editing intellectual property with California, Vienna and their licensees including Caribou, and Caribou’s licensee Intellia Therapeutics. Such costs are not quantifiable at this time.

In the normal course of business, we enter into agreements with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies and other services and products for operating purposes. These contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones as further described in Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones, including future payments to third parties with whom we have entered into research, development and commercialization agreements. We have not included these commitments on our balance sheet because the achievement and timing of these milestones is not fixed and determinable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $2,379.1 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

None.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(COSO). Based on its assessment, our management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. See below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on Internal Control Over Financial Reporting

We have audited CRISPR Therapeutics AG’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CRISPR Therapeutics AG (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 15, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

3.1

Amended and Restated Articles of Association of CRISPR Therapeutics AG, dated June 10, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 14, 2021).

4.1*	Description of Capital Shares

10.1†

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

10.4	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on October 7, 2016).

10.5#

Employment Agreement, dated December 1, 2017, by and between CRISPR Therapeutics AG and Rodger Novak (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017).

10.6#

Mandate Agreement, dated December 27, 2019, by and between CRISPR Therapeutics AG and Oriolus Consulting LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2019).

10.7#

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

10.10#

Employment Agreement, dated January 2, 2019, by and between CRISPR Therapeutics, Inc. and Lawrence Klein (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 25, 2019).

10.11#

Employment Agreement, dated October 14, 2021, by and between CRISPR Therapeutics, Inc. and Brendan Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2021).

10.12#	Senior Executive Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 8, 2018).

10.13#	CRISPR Therapeutics AG 2015 Stock Option and Grant Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.14#	CRISPR Therapeutics AG Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.14.1#

Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.14.2#

Form of Non-Qualified Stock Option Agreement for Company Employees under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.14.3#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.14.4#

Form of Restricted Stock Award Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.14.5#

Form of Restricted Stock Award Agreement for Company Employees under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.14.6#

Form of Restricted Stock Award Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.15#

CRISPR Therapeutics AG 2018 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.15.1#

Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.15.2#

Form of Non-Qualified Stock Option Agreement for Company Employees under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.15.3#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.15.4#

Form of Restricted Stock Award under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.15.5#

Form of Restricted Stock Award Agreement for Company Employees under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.15.6#

Form of Restricted Stock Award for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.16#	Amendment No.1 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2019).

10.17#	Amendment No.2 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2020).

10.18#	CRISPR Therapeutics AG 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.19†

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

10.20†

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

10.21†

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

10.23†

Strategic Collaboration and License Agreement dated June 6, 2019, between CRISPR Therapeutics AG and Vertex Pharmaceuticals Incorporated (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019).

10.24†

First Amendment to the Strategic Collaboration and License Agreement dated March 17, 2021, between CRISPR Therapeutics AG and Vertex Pharmaceuticals Incorporated (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2021).

10.25†^

Amended and Restated Joint Development and Commercialization Agreement between, on the one hand, Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited, and on the other hand, CRISPR Therapeutics AG, CRISPR Therapeutics Limited, CRISPR Therapeutics, Inc., and TRACR Hematology Ltd., dated as of April 16, 2021 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2021).

10.26†

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

10.27†

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

10.29

Consent to Sublease, dated May 16, 2016, by and between CRISPR Therapeutics, Inc. and Pfizer Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.30†

Assignment of Sublease and Sub-Sublease, dated December 13, 2019, between Casebia Therapeutics LLC and CRISPR Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 12, 2020).

10.31†^

Letter Agreement dated April 29, 2021 by and between CRISPR Therapeutics, Inc. and Pfizer Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2021).

10.32†*	Letter Agreement dated December 16, 2021 by and between CRISPR Therapeutics, Inc. and Pfizer Inc.

10.33^

Lease, dated May 5, 2020, by and between CRISPR Therapeutics, Inc. and CRP/KING 33 NY AVE. OWNER, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2021).

10.34^

First Amendment to Lease dated December 2, 2020, by and between CRISPR Therapeutics, Inc. and CRP/KING 33 NY AVE. OWNER, L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2021).

10.35^

Second Amendment to Lease dated April __, 2021, by and between CRISPR Therapeutics, Inc. and 33 NYA OWNER (DE) LLC, as successor in interest to CRP/KING 33 NY AVE. OWNER, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2021).

10.36†

Lease, dated July 24, 2020, by and between CRISPR Therapeutics, Inc. and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2020).

10.37*	Letter Agreement dated January 6, 2022, by and between CRISPR Therapeutics, Inc. and 105 W First Street Owner, L.L.C.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

† Certain portions of this exhibit have been omitted because they are not material and the registrant customarily and actually treats that information as private or confidential.

# A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

^ Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601 of Regulation S-K. The registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRISPR Therapeutics AG

Date: February 15, 2022	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of CRISPR Therapeutics AG (the “Company”), hereby severally constitute and appoint Rodger Novak, Samarth Kulkarni, Brendan Smith and James R. Kasinger, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samarth Kulkarni	Chief Executive Officer and Director	February 15, 2022
Samarth Kulkarni	(Principal Executive Officer)

/s/ Brendan Smith	Chief Financial Officer	February 15, 2022
Brendan Smith	(Principal Financial and Accounting Officer)

/s/ Rodger Novak	President and Director	February 15, 2022
Rodger Novak

/s/ Ali Behbahani	Director	February 15, 2022
Ali Behbahani

/s/ Bradley Bolzon	Director	February 15, 2022
Bradley Bolzon

/s/ H. Edward Fleming, Jr.	Director	February 15, 2022
H. Edward Fleming, Jr.

/s/ Simeon J. George	Director	February 15, 2022
Simeon J. George

/s/ John Greene	Director	February 15, 2022
John Greene

/s/ Katherine High	Director	February 15, 2022
Katherine High

/s/ Douglas Treco	Director	February 15, 2022
Douglas Treco

/s/ Brendan Smith	Authorized Representative in the United States	February 15, 2022
Brendan Smith

CRISPR Therapeutics AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CRISPR Therapeutics AG (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Variable Consideration for ongoing Collaboration Agreements
Description of the Matter

As discussed in Note 9 to the consolidated financial statements, the Company has multiple ongoing collaboration agreements which include rights to future payments totaling up to approximately $2.2 billion as of December 31, 2021 that are payable upon the achievement of various developmental, regulatory and commercial milestones related to certain programs under development. These future payments represent variable consideration that is included in the transaction price for these collaboration agreements to the extent that the Company determines it is probable that a significant revenue reversal of cumulative revenue recognized under the contract will not occur. When the Company cannot conclude that it is probable that a significant revenue reversal of cumulative revenue under the contract will not occur, the Company constrains the related variable consideration resulting in its exclusion from the transaction price. The Company’s estimation of variable consideration to be constrained impacts the reported amounts of revenue and deferred revenue within the consolidated financial statements.

In determining the portion of the transaction price to be constrained, management considers the probability and uncertainty of whether the related developmental, regulatory and commercial milestones will be achieved given the nature of clinical development and the stage of the underlying programs. This assessment is performed at each reporting period. In making this evaluation, management considers both internal and external information available including information from industry publications, the stage of development of the underlying programs and other relevant factors. Changes to the constraint of variable consideration can have a material effect on the amount of revenue recognized in the financial reporting period. As a result, auditing the accounting for the application of constraint to variable consideration required complex auditor judgement.

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

Revenue Recognition for Collaboration and Joint Development Agreement with Vertex Pharmaceuticals Incorporated
Description of the Matter

As discussed in Note 9 to the consolidated financial statements, on April 16, 2021 the Company entered into an amendment to its joint development agreement with Vertex Pharmaceuticals Inc., referred to as the “A&R Vertex JDCA”, which resulted in a payment of $900 million and the recognition of $900 million of revenue by the Company for the year ended December 31, 2021.

Accounting for the A&R Vertex JDCA required the Company to make certain significant judgements, including the determination of the standalone selling price of an identified performance obligation. The estimated standalone selling price for an identified performance obligation reflect management’s assumptions regarding probability weighted projected discounted cash flows for an underlying collaboration development program. The estimated standalone selling price was sensitive to changes in certain assumptions within the discounted cash flow model such as the discount rate, and certain assumptions that form the basis of the forecasted cash flows (e.g., price per patient). In developing these assumptions, management considered both internal and external information available including information from other guideline companies within the same industry and other relevant factors. Changes to these assumptions can have a material effect on the estimated standalone selling price of the performance obligation, impacting the amount and timing of revenue recognized. As a result, auditing the estimate of the standalone selling price for an identified performance obligation required especially complex auditor judgement.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process. For example, we tested controls over management's process to determine the significant assumptions described above with respect to the estimation of the standalone selling price of a performance obligation.

To audit the Company’s revenue recognition related to the A&R Vertex JDCA, we performed audit procedures that included, among others, evaluating management’s estimate of the standalone selling price of an identified performance obligation. For example, we evaluated the probability weighted projected discounted cash flow assumptions used by the Company in developing the estimated standalone selling price by comparing the significant assumptions described above to current industry trends using available information from other guideline companies within the same industry and other relevant factors. We also performed a sensitivity analysis of the significant assumptions to evaluate the impact that the change in the estimated standalone selling price of an identified performance obligation resulting from changes in the significant assumptions would have on the amount and timing of revenue recognized during the period. We involved our valuation professionals to assist in the assessment of the estimation methodology and the significant valuation assumptions used in determining the estimated standalone selling price of an identified performance obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 15, 2022

CRISPR Therapeutics AG

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$923,031	$1,168,620
Marketable securities	1,456,098	521,713
Accounts receivable	305	144
Prepaid expenses and other current assets	38,079	26,143
Total current assets	2,417,513	1,716,620
Property and equipment, net	137,575	42,160
Intangible assets, net	125	180
Restricted cash	16,913	16,848
Operating lease assets	174,460	50,865
Other non-current assets	5,291	1,293
Total assets	$2,751,877	$1,827,966
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,816	$9,094
Accrued expenses	91,003	53,782
Deferred revenue, current	1,011	2,341
Accrued tax liabilities	724	10,473
Operating lease liabilities	12,158	11,362
Other current liabilities	171	7,207
Total current liabilities	119,883	94,259
Deferred revenue, non-current	12,323	11,776
Operating lease liabilities, net of current portion	212,872	50,067
Other non-current liabilities	7,339	7,630
Total liabilities	352,417	163,732
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, CHF 0.03 par value, 145,364,335 and 115,172,786 shares authorized at December 31, 2021 and 2020, respectively, 77,170,382 and 74,110,160 shares issued at December 31, 2021 and 2020, respectively, 76,990,066 and 73,914,844 shares outstanding at December 31, 2021 and 2020, respectively.	2,391	2,277
Treasury shares, at cost, 180,316 and 195,316 shares at December 31, 2021 and 2020, respectively	(63)	(63)
Additional paid-in capital	2,598,114	2,235,679
Accumulated deficit	(195,915)	(573,576)
Accumulated other comprehensive loss	(5,067)	(83)
Total shareholders’ equity	2,399,460	1,664,234
Total liabilities and shareholders’ equity	$2,751,877	$1,827,966

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Collaboration revenue (1)	$913,081	$543	$289,590
Grant revenue	1,882	176	—
Total revenue	914,963	719	289,590
Operating expenses:
Research and development (2)	438,633	266,946	179,362
General and administrative	102,802	88,208	63,488
Total operating expenses	541,435	355,154	242,850
Income (loss) from operations	373,528	(354,435)	46,740
Other income (expense):
Loss from equity method investment	—	—	(5,467)
Other income, net	6,003	6,379	26,033
Total other income, net	6,003	6,379	20,566
Net income (loss) before income taxes	379,531	(348,056)	67,306
Provision for income taxes	(1,870)	(809)	(448)
Net income (loss)	377,661	(348,865)	66,858
Foreign currency translation adjustment	(11)	40	15
Unrealized loss on marketable securities	(4,973)	(130)	—
Comprehensive income (loss)	$372,677	$(348,955)	$66,873

Net income (loss) per common share — basic	$4.97	$(5.29)	$1.23
Basic weighted-average common shares outstanding	75,948,686	65,949,672	54,392,304
Net income (loss) per common share — diluted	$4.70	$(5.29)	$1.17
Diluted weighted-average common shares outstanding	80,393,496	65,949,672	56,932,798

(1) Including the following amounts of revenue from a related party, see Note 9	$—	$—	$746
(2) Including the following amounts of research and development from a related party, see Note 9	$—	$—	$14,459

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data)

	Common Shares		Treasury Shares		Additional		Accumulated Other
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2018	51,852,862	$1,584	307,936	$(57)	$682,245	$(291,569)	$(8)	$392,195
Issuance of common shares, net of issuance costs of $25.1 million	7,704,068	230	(47,297)	—	414,559	—	—	414,789
Vesting of restricted shares	68,009	2	—	—	41	—	—	43
Exercise of vested options, net of issuance costs of $0.3 million	1,158,860	31	(10,413)	(6)	15,976	—	—	16,001
Stock-based compensation expense	—	—	—	—	49,524	—	—	49,524
Other comprehensive income	—	—	—	—	—	—	15	15
Net income	—	—	—	—	—	66,858	—	66,858
Balance at December 31, 2019	60,783,799	$1,847	250,226	$(63)	$1,162,345	$(224,711)	$7	$939,425
Issuance of common shares, net of issuance costs of $46.4 million	11,412,519	366	—	—	973,015	—	—	973,381
Vesting of restricted shares	204,650	7	—	—	—	—	—	7
Exercise of vested options, net of issuance costs of $1.2 million	1,482,636	57	(37,080)	—	32,718	—	—	32,775
Purchase of common stock under ESPP	13,410	—	—	—	694	—	—	694
Stock-based compensation expense	—	—	—	—	66,018	—	—	66,018
Issuance of common stock for license agreements	17,830	—	(17,830)	—	889	—	—	889
Other comprehensive loss	—	—	—	—	—	—	(90)	(90)
Net loss	—	—	—	—	—	(348,865)	—	(348,865)
Balance at December 31, 2020	73,914,844	$2,277	195,316	$(63)	$2,235,679	$(573,576)	$(83)	$1,664,234
Issuance of common shares, net of issuance costs of $5.4 million	1,353,121	45	—	—	222,130	—	—	222,175
Vesting of restricted shares	455,440	15	—	—	—	—	—	15
Exercise of vested options, net of issuance costs of $2.6 million	1,245,071	54	(15,000)	—	35,820	—	—	35,874
Purchase of common stock under ESPP	21,590	—	—	—	2,095	—	—	2,095
Stock-based compensation expense	—	—	—	—	102,390	—	—	102,390
Other comprehensive loss	—	—	—	—	—	—	(4,984)	(4,984)
Net income	—	—	—	—	—	377,661	—	377,661
Balance at December 31, 2021	76,990,066	$2,391	180,316	$(63)	$2,598,114	$(195,915)	$(5,067)	$2,399,460

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$377,661	$(348,865)	$66,858
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,953	9,184	4,725
Equity-based compensation	102,390	66,018	44,057
Loss from equity method investment in Casebia	—	—	5,467
Gain from consolidation of Casebia	—	—	(16,000)
Net amortization of premiums and discounts on marketable securities	14,109	1,857	—
Changes in:
Accounts receivable	(161)	(45)	(11)
Prepaid expenses and other assets	(13,912)	17,338	(32,618)
Accounts payable and accrued expenses	37,514	25,747	5,025
Deferred revenue	(783)	1,381	(45,146)
Operating lease assets and liabilities	9,506	(473)	(663)
Other liabilities, net	(5,305)	(10,508)	24,983
Net cash provided by (used in) operating activities	538,972	(238,366)	56,677
Investing activities
Purchase of property, plant and equipment	(81,705)	(18,358)	(6,684)
Net cash and restricted cash received in connection with the acquisition of Casebia	—	—	8,009
Purchases of marketable securities	(1,509,327)	(593,998)	—
Maturities of marketable securities	555,602	71,186	—
Net cash (used in) provided by investing activities	(1,035,430)	(541,170)	1,325
Financing activities
Proceeds from issuance of common shares, net of issuance costs	213,267	982,289	415,019
Proceeds from exercise of options and ESPP contributions, net of issuance costs	37,678	33,863	15,964
Net cash provided by financing activities	250,945	1,016,152	430,983
Effect of exchange rate changes on cash	(11)	40	15
(Decrease) increase in cash	(245,524)	236,656	489,000
Cash, cash equivalents and restricted cash, beginning of period	1,185,468	948,812	459,812
Cash, cash equivalents and restricted cash, end of period	$939,944	$1,185,468	$948,812
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$8,348	$3,412	$1,811
Equity issuance costs in accounts payable and accrued expenses	$334	$9,590	$295

Reconciliation to amounts within the consolidated balance sheets	As of December 31,
	2021	2020	2019
Cash and cash equivalents	923,031	1,168,620	943,771
Restricted Cash	16,913	16,848	5,041
Total	$939,944	$1,185,468	$948,812

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

The Company had an accumulated deficit of $195.9 million as of December 31, 2021 and has financed its operations to date from a series of preferred shares and convertible loan issuances, proceeds obtained from its initial public offering, subsequent public offerings of its common shares, as well as upfront fees and milestones received under its collaboration and joint venture arrangements. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses.

As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $2,379.1 million. While the Company was in a net income position in the current and certain previous years due to upfronts associated with the Company's collaborations with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex, the Company has a history of recurring losses and expects to continue to incur losses for the foreseeable future. The Company expects its cash and cash equivalents will be sufficient to fund current planned operations for at least the next twenty-four months.

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

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries as of December 31, 2021. All intercompany accounts and transactions have been eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2021 and 2020, the Company had $923.0 million and $1,168.6 million in cash and cash equivalents, respectively.

Restricted Cash

As of December 31, 2021, the Company had $16.9 million in restricted cash representing letters of credit securing the Company’s obligations under certain leased facilities, as well as certain credit card arrangements, which was unchanged from December 31, 2020. The letters of credit are secured by cash held in a restricted depository account and recorded in restricted cash in the accompanying consolidated balance sheet as of December 31, 2021.

Marketable Securities

As of December 31, 2021 and 2020, the Company had $1,456.1 million and $521.7 million, respectively in marketable securities. The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. The Company classifies marketable securities with a remaining maturity, when purchased, of greater than three months as available-for-sale. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

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

Other Receivables

Amounts due from collaboration partners where an arrangement is accounted for under ASC 808, Collaborative Arrangements, or ASC 808, are considered other receivables and are included within prepaid and other current assets in the consolidated balance sheet. Other receivables consisted of $8.4 million and $10.7 million as of December 31, 2021 and 2020, respectively and are due from Vertex. Other receivables are recorded at invoiced amounts due under the Vertex collaboration agreement, as described further in Note 9. Vertex is a creditworthy entity that maintains an ongoing relationship with the Company and as such, the Company does not have an allowance for estimated credit losses recorded related to these other receivables.

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

Items measured at fair value on a recurring basis include marketable securities (see Note 3, Marketable Securities, and Note 4, Fair Value Measurement). The carrying amount of accounts receivable, other receivables, accounts payable and accrued expenses as reported on the consolidated balance sheets as of December 31, 2021 and 2020, approximate fair value, due to the short-term duration of these instruments.

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

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases and collaboration arrangements. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

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

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as an account or other receivable. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities, or deferred revenue, primarily relate to contracts where we have received payment, but we have not yet satisfied the related performance obligations. Contract assets are not significant as of December 31, 2021 and 2020. Contract liabilities recorded as deferred revenue as of December 31, 2021 and 2020 are $12.3 million and $12.2 million, respectively. The change in contract assets and contract liabilities recorded as deferred revenue is related to the collaboration agreement with Vertex described in Note 9.

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

Research and Development Expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, license and milestone fees, contract services and other related costs. Research and development costs, including up-front fees and milestones paid to collaborators, are also expensed as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants or other clinical trial vendors that perform the activities. The Company recognizes the reimbursement associated with collaborative activities to its collaborative partners as a reduction to research and development expense in the period the services are provided.

Leases

The Company accounts for its leases in accordance with ASC 842, Leases, or ASC 842. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have financing leases.

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

The Company’s stock-based awards are subject to service or performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company does not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 14 for further details.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized losses on marketable securities.

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

Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options and restricted stock units using the treasury stock method. See Note 12 for further details.

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

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial position or results of operations upon adoption.

3. Marketable Securities

A summary of the Company’s cash equivalents and marketable securities as of December 31, 2021 and 2020, which are recorded at fair value (and excludes $405.6 million and $395.1 million of cash at December 31, 2021 and 2020, respectively) is shown below (in thousands):

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$507,386	$—	$—	$507,386
Corporate debt securities	—	—	—	—
Certificates of deposit	—	—	—	—
Commercial paper	9,997	—	(1)	9,996
Total cash equivalents	517,383	—	(1)	517,382
Marketable securities:
U.S. Treasury securities	16,238	6	(52)	16,192
Corporate debt securities	1,173,659	10	(4,903)	1,168,766
Certificates of deposit	45,164	—	—	45,164
Government-sponsored enterprise securities	13,334	—	(77)	13,257
Commercial paper	212,805	—	(86)	212,719
Total marketable securities	1,461,200	16	(5,118)	1,456,098
Total cash equivalents and marketable securities	$1,978,583	$16	$(5,119)	$1,973,480

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$742,958	$—	$—	$742,958
Corporate debt securities	2,526	1	(24)	2,503
Certificates of deposit	12,527	—	—	12,527
Commercial paper	15,549	—	—	15,549
Total cash equivalents	773,560	1	(24)	773,537
Marketable securities:
U.S. Treasury securities	47,976	3	—	47,979
Corporate debt securities	324,569	43	(156)	324,456
Certificates of deposit	25,162	—	—	25,162
Government-sponsored enterprise securities	33,738	5	(2)	33,741
Commercial paper	90,375	—	—	90,375
Total marketable securities	521,820	51	(158)	521,713
Total cash equivalents and marketable securities	$1,295,380	$52	$(182)	$1,295,250

As of December 31, 2021 and 2020, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $1,311.6 million and $280.3 million, respectively. As of December 31, 2021, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $4.6 million. As of December 31,

2020, no marketable securities were in an unrealized loss position for more than twelve months. The Company has recorded a net unrealized loss of $5.0 million and $0.1 million, respectively, during the years ended December 31, 2021 and 2020 related to its marketable securities, which is included in comprehensive income (loss) on the consolidated statements of operations and comprehensive income (loss). No net unrealized loss was recorded related to its marketable securities for the year ended December 31, 2019.

The Company determined that there was no material credit risk of the above investments as of December 31, 2021. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the years ended December 31, 2021 and 2020.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$405,648	$405,648	$—	$—
Money market funds	507,386	507,386	—	—
Corporate debt securities	—	—	—	—
Certificates of deposit	—	—	—	—
Commercial paper	9,997	—	9,997	—
Marketable securities:
U.S. Treasury securities	16,192	—	16,192	—
Corporate debt securities	1,168,766	—	1,168,766	—
Certificates of deposit	45,164	—	45,164	—
Government-sponsored enterprise securities	13,257	—	13,257	—
Commercial paper	212,719	—	212,719	—
Other non-current assets	2,212	—	—	2,212
Total	$2,381,341	$913,034	$1,466,095	$2,212

	Fair Value Measurements at
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$395,083	$395,083	$—	$—
Money market funds	742,958	742,958	—	—
Corporate debt securities	2,503	—	2,503	—
Certificates of deposit	12,527	—	12,527	—
Commercial paper	15,549	—	15,549	—
Marketable securities:
U.S. Treasury securities	47,979	—	47,979	—
Corporate debt securities	324,456	—	324,456	—
Certificates of deposit	25,162	—	25,162	—
Government-sponsored enterprise securities	33,741	—	33,741	—
Commercial paper	90,375	—	90,375	—
Other non-current assets	600	—	—	600
Total	$1,690,933	$1,138,041	$552,292	$600

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

5. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2021	2020
Computer equipment	$1,757	$727
Furniture, fixtures, and other	4,371	3,416
Laboratory equipment	30,123	25,353
Leasehold improvements	86,735	25,473
Construction work in process	52,396	8,366
Total property and equipment, gross	175,382	63,335
Accumulated Depreciation	(37,807)	(21,175)
Total property and equipment, net	$137,575	$42,160

Depreciation expense for the year ended December 31, 2021, 2020 and 2019 was $17.9 million, $9.1 million, and $4.7 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2021	2020
Payroll and employee-related costs	$23,661	$22,402
Research costs	47,986	21,684
Licensing fees	138	1,401
Professional fees	4,720	1,670
Intellectual property costs	6,120	3,625
Accrued property and equipment	7,113	2,835
Other	1,265	165
Total	$91,003	$53,782

7. Leases

In June 2015, the Company entered into a lease agreement for the lease of research facility space in Cambridge, Massachusetts, with a commencement date of November 15, 2015, or the 2015 Lease. The lease was subsequently amended in both 2017 and 2020 and now expires in 2022 with no further option to extend. The 2015 Lease contains escalating rent clauses, which require higher rent payments in future years.

In May 2016, the Company entered into a sublease agreement for its primary office and research facility in Cambridge, Massachusetts, with a commencement date of December 23, 2016, or the 2016 Sublease. The sublease was subsequently amended in 2021 and now expires in 2022. The right-of-use assets and right-of-use liabilities were adjusted in the second quarter of 2021, accordingly. The 2016 Sublease contains escalating rent clauses, which require higher rent payments in future years.

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

In December 2019, Casebia became a wholly-owned subsidiary of the Company. In connection therewith, Casebia assigned its sublease for an office and research facility in Cambridge, Massachusetts, or the 2019 Sublease, to the Company. The sublease was subsequently amended in 2021 and now expires in 2022 with no further option to extend. The right-of-use assets and right-of-use liabilities were adjusted in the second quarter of 2021, accordingly. The 2019 Sublease contains escalating rent clauses which require higher rent payments in future years.

In May 2020, the Company entered into a lease agreement for a cell therapy manufacturing facility in Framingham, Massachusetts, or the Framingham Lease, for clinical and commercial production of the Company’s investigational cell therapy product candidates. The Framingham Lease expires in March 2036 and the Company has an option to extend the term of the lease for two additional seven-year periods. The right-of-use asset and corresponding lease liability does not include the additional seven-year periods under the renewal option as the Company is not reasonably certain to exercise that option.

In July 2020, the Company entered into a lease agreement for an office and laboratory facility in Boston, Massachusetts, or the 2020 Lease. The 2020 Lease commenced in the second quarter of 2021, and at lease commencement, the Company recorded a right-of-use asset of $149.8 million and a corresponding operating lease liability of $147.9 million. Tenant incentives of $49.2 million were recorded as a reduction to the operating lease asset and liability at lease commencement. The right-of-use asset and corresponding lease liability does not include the additional five-year periods under the renewal option as the Company is not reasonably certain to exercise that option. The lease expires in March 2034 and the Company has an option to extend the term of the lease for two additional five-year periods.

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

The following table summarizes the lease assets and liabilities as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Assets
Operating lease assets	$174,460	$50,865
Total lease assets	174,460	50,865
Liabilities
Current
Operating lease liabilities	12,158	11,362
Non-current
Operating lease liabilities, net of current portion	212,872	50,067
Total lease liabilities	$225,030	$61,429

The following table summarizes operating lease costs included in research and development and general and administrative expense, as well as sublease income for the twelve months ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease costs	$22,520	$14,342	$8,067
Short-term lease costs	11,087	7,339	4,554
Variable lease costs	8,402	6,368	4,282
Sublease income	(5,253)	(587)	(525)
Net lease cost	$36,756	$27,462	$16,378

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of December 31, 2021 (in thousands):

Total
2022	18,256
2023	26,633
2024	26,137
2025	26,347
2026	26,844
Thereafter	227,528
Total	$351,745
Present value adjustment	(126,715)
Present value of lease liabilities	$225,030

The following table summarizes the lease term (in years) and discount rate for operating leases as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Weighted-average remaining lease term	12.4	9.1
Weighted-average discount rate	5.9%	9.3%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(19,753)	$(13,161)	$(8,420)
Operating lease non-cash items:
Right-of-use assets (decreased) increased through lease modifications and reassessments	(14,230)	3,169	826
Right-of-use assets obtained in exchange for operating lease liabilities	152,486	13,956	18,088
Leasehold improvements paid directly by landlord	30,500	—	—

8. Commitments and Contingencies

Intellectual Property Agreements

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

During the years ended December 31, 2021, 2020 and 2019, the Company paid an immaterial amount of fees to Dr. Charpentier under the Charpentier License Agreements and the Assignors under the Patent Assignment Agreement, which were recorded as research and development expense.

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

Under certain circumstances and if certain contingent future events occur, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement defined in Note 9 below. In addition, Vertex has the option to conduct research at their own cost in certain defined areas that, if beneficial to the CTX001 program and ultimately achieves regulatory approval, then the Company could owe Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the CTX001 program. Refer to Note 9 for further discussion on the Company’s arrangements with Vertex.

Other Matters

On December 15, 2016, the Company entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (the “Invention Management Agreement”) with UC, Vienna, Dr. Charpentier, Intellia Therapeutics, Inc., Caribou Biosciences, Inc., ERS Genomics Ltd. and one of the Company’s subsidiaries. Under the Invention Management Agreement, the Company is obligated to share costs related to patent maintenance, defense and prosecution. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $5.8 million, $4.5 million and $2.9 million, respectively, in shared costs. The Company recorded accrued legal costs from the cost sharing of $4.0 million and $2.5 million as of December 31, 2021 and 2020, respectively. The Company is unable to predict the outcome of these matters and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

In connection with the 2015 Collaboration Agreement, Vertex made a nonrefundable upfront payment of $75.0 million. Under the 2015 Collaboration Agreement, Vertex agreed to fund the discovery activities conducted pursuant to the agreement while retaining options to co-exclusive and exclusive licenses. In December 2017, upon execution of the JDA and Amendment No. 1, Vertex exercised its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets. As such, for potential hemoglobinopathy treatments, including treatments for sickle cell disease, the Company and Vertex agreed to share equally all research and development costs and worldwide revenues. In connection with the JDA, the Company received a $7.0 million up-front payment from Vertex and subsequently received a one-time low seven-digit milestone payment upon the dosing of the second patient in a clinical trial with the initial product candidate. In addition, upon execution of the JDA and Amendment No. 1, it was clarified that Vertex may elect to license up to four remaining targets, for which it will lead global development and commercialization activities, and the Company received the right to receive up to $420.0 million in development, regulatory and commercial milestones and royalties on net product sales for each of the targets (inclusive of $10 million due upon exercise of each exclusive option).

In June 2019, the Company and Vertex entered into a series of agreements, which closed on July 23, 2019, including a strategic collaboration and license agreement, or the 2019 Collaboration Agreement, for the development and commercialization of products for the treatment of Duchenne muscular dystrophy, or DMD, and Myotonic Dystrophy Type 1, or DM1. Under the terms of the 2019 Collaboration Agreement, the Company received an upfront, nonrefundable payment of $175.0 million. In addition, the Company was initially eligible to receive potential aggregate payments of up to $825.0 million based upon the successful achievement of specified research, development, regulatory and commercial milestones for the DMD and DM1 programs.

The Company is also eligible to receive tiered royalties on future net sales on any products that may result from this collaboration. For the DMD program, Vertex is responsible for all research, development, manufacturing and commercialization activities and all related costs. For the DM1 program, the Company performed specified guide RNA research and Vertex is responsible for all other research, development, manufacturing and commercialization costs. Upon Investigational New Drug, or IND, application filing, the Company has the option to forego the DM1 milestones and royalties, and instead, co-develop and co-commercialize all DM1 products globally in exchange for payment of 50% of research and development costs incurred by Vertex from the effective date of the agreement through IND filing.

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

In October 2019, Vertex exercised the remaining three options granted to it under the 2015 Collaboration Agreement to exclusively license the collaboration targets developed under the 2015 Collaboration Agreement, resulting in a payment of $30.0 million to the Company in the fourth quarter of 2019. In addition, the Company achieved the first milestone under the 2019 Collaboration Agreement in the first quarter of 2020 and, in connection therewith, received a payment of $25.0 million in April 2020. The Company achieved the second milestone under the 2019 Collaboration Agreement in the fourth quarter of 2021 and, in connection therewith, received a payment of $12.5 million in December 2021. As of December 31, 2021, the Company is eligible to receive remaining potential future milestones of $775.0 under the 2019 Collaboration Agreement.

In April 2021, the Company and Vertex agreed to amend and restate the JDA and entered into an Amended and Restated Joint Development and Commercialization Agreement, or the “A&R Vertex JDCA,” pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex shall lead and have all decision making (i.e., control) in relation to the CTX001 program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to CTX001 only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CTX001) that may be researched, developed, manufactured and commercialized on a worldwide basis under such agreement. The transaction contemplated by the A&R Vertex JDCA closed in the second quarter of 2021. The Company will provide certain specified transition services to Vertex in connection with the agreement.

In connection with the closing of the transaction contemplated by the A&R Vertex JDCA, the Company received a $900.0 million up-front payment from Vertex. Additionally, the Company is eligible to receive a one-time $200.0 million milestone payment upon receipt by Vertex of the first marketing approval of the initial product candidate from the U.S. Food and Drug Administration or the European Commission. With respect to CTX001 only, the net profits and net losses, as applicable, incurred under the A&R Vertex JDCA through July 1, 2021 in connection with the initial shared product (i.e., CTX001) were shared equally between the Company and Vertex, and beginning July 1, 2021, the net profits and net losses, as applicable, incurred under the A&R Vertex JDCA are allocated 40% to the Company and 60% to Vertex. Additionally, the A&R Vertex JDCA allows the Company to defer a portion of its share of costs under the arrangement if spending on the CTX001 program exceeds specified amounts. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CTX001 program and the amounts payable are capped at a specified maximum amount per year.

Accounting for the Vertex Agreements

The 2015 Collaboration Agreement, Amendment No. 1, and JDA are collectively the “2015 Agreements” and the 2019 Collaboration Agreement and Amendment No. 2. are collectively the “2019 Agreements.” The 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, JDA, A&R Vertex JDCA and 2019 Collaboration Agreement are collectively the “Vertex Agreements.”

The Vertex Agreements include components of a customer-vendor relationship as defined under ASC 606, collaborative arrangements as defined under ASC 808 and research and development costs as defined under ASC 730, Research and Development, or ASC 730. Additionally, the A&R Vertex JDCA allows the Company to defer a portion of its share of costs under the arrangement if spending on the CTX001 program exceeds specified amounts, which are only payable to Vertex as an offset against future profitability of the CTX001 program up to a maximum amount per year.

Accounting Analysis Under ASC 606

Accounting for the A&R Vertex JDCA

Identification of the Contract

The A&R Vertex JDCA represented a contractual modification to the JDA. For accounting purposes, the A&R Vertex JDCA was treated as a separate contract.

Identification of Performance Obligations

The Company concluded the A&R Vertex JDCA contained a single material promise, an exclusive worldwide license granting Vertex an additional 10% economic interest in the CTX001 program and the right to control development and commercialization of CTX001, or the “CTX001 Exclusive License.” The Company concluded the CTX001 Exclusive License was both capable of being distinct and distinct within the context of the A&R Vertex JDCA, and the CTX001 Exclusive License was sold at its estimated standalone selling price, or “ESSP.” As such, the CTX001 Exclusive License represented a separate performance obligation.

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

The ESSP for the CTX001 Exclusive License was determined to be approximately $900.0 million. The ESSP was determined based on 10% of the probability and present value adjusted cash flows from projected worldwide net profit for CTX001 based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. As the Company determined the CTX001 Exclusive License was the only performance obligation, the entire transaction price was allocated to the CTX001 Exclusive License. The aforementioned ESSP reflects the level of risk and expected probability of success inherent in the nature of the associated research area.

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

Identification of Performance Obligations

The Company concluded the following material promises were both capable of being distinct and distinct within the context of the 2019 Agreements and represented separate performance obligations: (i) an exclusive license for worldwide rights for DMD gene editing products, or DMD License; (ii) an exclusive license for worldwide rights for DM1 gene editing products, or DM1 License; (iii) the performance of specified guide RNA research for DM1, or DM1 R&D Services; (iv) a material right representing the option to obtain a co-exclusive development and commercialization license for a specified target, or Specified Target Option; (v) three material rights representing the option for up to three exclusive licenses to develop and commercialize the collaboration targets, or Collaboration Target Options; and (vi) the waiving of Vertex’s material right associated with its option to a fourth exclusive license in connection with the Company’s reacquisition of exclusive rights to the specified target.

Determination of Transaction Price

The initial overall transaction price was determined based on the remaining transaction price from the 2015 Agreements, as well as the transaction price from the 2019 Agreements. The initial transaction price included variable consideration estimated using the most likely amount methodology. The Company determined the initial transaction price totaling $268.6 million was comprised of: (i) $57.8 million of pre-existing deferred revenue from the 2015 Agreements; (ii) non-cash consideration of $10.0 million related to the waiving of Vertex’s material right associated with its option to a fourth exclusive license in connection with the Company’s reacquisition of exclusive rights to the specified target; (iii) an upfront payment of $175.0 million; (iv) variable consideration of $25.0 million which represented the Company’s estimate related to a near-term research and development milestone for which the Company determined that it is not probable that a significant reversal of cumulative consideration will occur at the onset of the transaction; and (v) variable consideration of $0.8 million which represents the Company’s estimate of payments from Vertex for DM1 R&D Services.

In December 2021, the Company achieved a milestone under the 2019 Collaboration Agreement. In connection therewith, the Company adjusted the transaction price to include $12.5 million in previously constrained variable consideration. The milestone was allocated to the performance obligations using the relative standalone selling price method, and revenue of $12.0 million was recognized for amounts allocated to fully satisfied performance obligations. Amounts allocated to unsatisfied performance obligations of $0.5 million were included in deferred revenue.

The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained as of December 31, 2021. The Company will re-evaluate the transaction price in each reporting period.

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

The ESSP for the DMD License and DM1 License was determined to be $224.6 million and $76.2 million, respectively. The ESSP was determined based on probability and present value adjusted cash flows from projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. On a relative basis, $151.1 million and $51.3 million of the initial transaction price was allocated to the DMD License and DM1 License, respectively.

The ESSP for the Specified Target Option material right was determined to be $17.5 million, which was based on the incremental discount between (i) the value of the probability and present value adjusted cash flows from the equal sharing of projected worldwide net profit increased by the value of the option provided to Vertex less (ii) the expected exercise price at the time of option exercise. The present value adjusted cash flows also considered projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. On a relative basis $11.8 million of the initial transaction price was allocated to the Specified Target Option material right.

The ESSP for each of the three Collaboration Target Option material rights was determined to be $25.0 million, $22.2 million and $22.2 million, respectively, which was determined based on the probability and present value adjusted cash flows from milestone payments owed for exclusive licenses, less the price paid to exercise each option. On a relative basis, $46.7 million of the initial transaction price was allocated to the Collaboration Target Option material rights.

The aforementioned ESSPs reflect the level of risk and expected probability of success inherent in the nature of the associated research area.

The ESSP for the waiving of Vertex’s material right associated with its option to a fourth exclusive license under the 2015 Agreements was determined to be $10.0 million, or the contractual value of the option. On a relative basis, $6.7 million of the initial transaction price was allocated to the waiving of Vertex’s material right associated with its option to a fourth exclusive license under the 2015 Agreements.

The ESSP for the DM1 R&D Services was determined to be $1.7 million, which was based on estimates of the associated effort and cost of the services, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. On a relative basis, $1.1 million of the initial transaction price was allocated to the DM1 R&D Services.

As discussed above, in December 2021, the Company adjusted the transaction price of the 2019 Collaboration Agreement to include $12.5 million of previously constrained variable consideration associated with a research milestone. The milestone was allocated to the performance obligations using the relative standalone selling price method based on the ESSP's described herein. As a result, revenue of $12.0 million was recognized for amounts allocated to fully satisfied performance obligations. Amounts allocated to unsatisfied performance obligations of $0.5 million were included in deferred revenue.

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

The Company recognized revenue related to the DM1 R&D Services over time as the services were rendered, which concluded in the fourth quarter of 2021.

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the Vertex Agreements for the year ended December 31, 2021 was $913.1 million and was comprised of (i) revenue related to the exclusive worldwide license for CTX001 of $900.0 million, (ii) revenue related to the second DM1 milestone under the 2019 Agreements of $12.0 million, and (iii) revenue recognized in connection with research and development services. Revenue recognized under the Vertex Agreements for the year ended December 31, 2020 was not material.

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

As of December 31, 2021 and 2020 there was $0.0 million and $0.4 million of current deferred revenue related to the collaboration with Vertex, respectively. As of December 31, 2021 and 2020, there was $12.3 million and $11.8 million of non-current deferred revenue, respectively, related to the collaboration with Vertex. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

The Company is eligible to receive additional potential future payments of up to $775.0 million based upon the successful achievement of specified development, regulatory and commercial milestones for the DMD and DM1 programs. The Company is also eligible to receive tiered royalties on future net sales on any products that may result from this collaboration; however, the Company has the option to forego the DM1 milestones and royalties to co-develop and co-commercialize all DM1 products globally.

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

Each of the remaining milestones are fully constrained as of December 31, 2021. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to CTX001 under the A&R JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing associated with research and development is included in research and development expense. Expenses related to services performed by the Company are classified as research and development expense. Payments received from Vertex for partial reimbursement of expenses are recorded as a reduction of research and development expense.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized $111.6 million, $48.6 million, and $29.2 million of research and development expense related to the Vertex Agreements, respectively. Research and development expense for the years ended December 31, 2021, 2020 and 2019 is net of $47.4 million, $28.2 million, and $15.9 million of reimbursements from Vertex, respectively.

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

In connection with the A&R Vertex JDCA, Vertex has the option to conduct research at their own cost in certain defined areas that, if beneficial to the CTX001 program and CTX001 ultimately achieves regulatory approval in such areas, then the Company could owe Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the CTX001 program.

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

Accounting Analysis

Accounting for the 2015 Casebia Agreements

Transactions under the 2015 Casebia Agreements ceased on the effective date of the 2019 Casebia Agreements. There was no financial impact of the 2015 Casebia Agreements for the years ended December 31, 2021 and 2020.

For the year ended December 31, 2019, the only element of the 2015 Casebia Agreements accounted for in accordance with ASC 808 was the cost sharing activity with Casebia with respect to shared research and technology licenses with other vendors for which the Company determined the arrangement was a cost/profit sharing arrangement and not a revenue arrangement. The related impact of the cost sharing included in R&D expense for the year ended December 31, 2019 was not material. Cost sharing activity ceased with the execution of the 2019 Casebia Agreements.

For the year ended December 31, 2019, the only element of 2015 Casebia Agreements accounted for in accordance with ASC 606 was the obligation to perform research and development services for Casebia. Revenue recognized for research and development was not material for the year ended December 31, 2019. This performance obligation was terminated upon the execution of the 2019 Casebia Agreements.

Loss from Equity Method Investment

During the year ended December 31, 2019, the Company recognized $5.5 million of stock-based compensation expense related to Casebia employees. Unrecognized equity method losses in excess of the Company’s equity investment in Casebia was $72.0 million as of December 31, 2019. Total net loss of Casebia for the period ending December 13, 2019 (prior to the Company’s consolidation of Casebia) was $58.8 million.

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

The Company determined that the 2019 Option Agreement should be accounted for under ASC 730-20. This determination was based on the fact that the financial risk associated with the research and development has been transferred to the Company because repayment of any of the funds provided by Bayer depends solely on the results of the research and development having a future economic benefit. The Company further determined that it had two separate obligations under the 2019 Option Agreements, which consist of (i) research and development services and (ii) future delivery of up to two options for products in defined fields. The relative fair value of the obligations was determined to be $20.2 million and $4.8 million, respectively. As the Company has accounted for its obligations as a contract to perform research and development for others, with respect to the obligation to perform research and development services the Company will recognize an offset to research and development expense as the research is performed and, with respect to the future delivery of up to two option for products in defined fields, at the earlier of option exercise (at or near IND application filing), expiration, or when commercially reasonable efforts to progress the program have been exhausted.

During the years ended December 31, 2021 and 2020, the Company recorded a benefit of $7.0 million and $13.2 million to research and development expense for qualifying expenses incurred under the 2019 Option Agreement. As of December 31, 2021, the

Company has recorded $4.8 million in other long-term liabilities consisting of the relative fair value of the options, which was unchanged from December 31, 2020. As of December 31, 2020, the Company recorded $7.0 million in other current liabilities relating to certain research and development obligations to be satisfied within one year of the balance sheet date. All research and development obligations under the 2019 Option Agreement were satisfied as of December 31, 2021.

10. Share Capital

The Company had 145,364,335 and 115,172,786 authorized common shares as of December 31, 2021 and 2020, respectively, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of December 31,
Type of Share Capital	Conditional Capital	2021	2020
Common shares	Registered share capital	80,321,227	75,133,951
Common shares	Authorized share capital	39,316,975	17,625,426
Common shares	Conditional share capital - Bonds or similar debt instruments	4,919,700	4,919,700
Common shares	Conditional share capital - Employee benefit plans	20,806,433	17,493,709
	Total	145,364,335	115,172,786

Included in registered share capital are 5,038,262 shares registered, which are held by the Company and its subsidiaries and are reserved for future issuance for financings.

Common Share Issuances

Recent Public Offerings

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

In August 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies under which the Company was able to offer and sell, from time to time at its sole discretion through Jefferies, as its sales agent, its common shares, or the August 2019 Sales Agreement. In August 2019, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $200.0 million, or the 2019 ATM. During the year ended December 31, 2020, the Company issued and sold an aggregate of 2.2 million common shares under the 2019 ATM at an average price of $89.47 per share for aggregate proceeds of $195.5 million, which were net of equity issuance costs of $4.5 million.

In December 2020, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $350.0 million, or the 2020 ATM. During the year ended December 31, 2020, the Company issued and sold an aggregate of 1.8 million common shares under the 2020 ATM at an average price of $169.57 per share for aggregate proceeds of $298.0 million, which were net of equity issuance costs of $4.5 million. Additional equity issuance costs for stamp taxes related to shares sold in 2020 related to the 2019 ATM and 2020 ATM were $4.9 million, of which $4.0 million was accrued as of December 31, 2020 and paid in 2021.

In January 2021, the Company issued and sold under the 2020 ATM an aggregate of 0.3 million common shares at an average price of $162.46 per share with aggregate proceeds of $46.7 million, which were net of equity issuance costs of $0.7 million. An additional $0.5 million of stamp taxes related to this amount was paid in 2021.

In January 2021, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or the 2021 ATM. As of December 31, 2021, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes related to this amount was paid in 2021.

The Common Shares have the following characteristics:

Voting Rights

The holders of common shares are entitled to one vote for each common share held at all meetings of shareholders.

Dividends

The holders of common shares are entitled to receive dividends, if and when resolved upon by the general meeting of shareholders based on a respective proposal by the Board of Directors and provided that the Company disposes of sufficient freely distributable reserves. As of December 31, 2021, no dividends have been declared or paid since the Company’s inception.

Liquidation

The holders of the common shares are entitled to share ratably in the Company’s assets available for distribution to shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event.
11. Equity-based Compensation

Option and Grant Plans

In April 2015, the Company’s shareholders approved the 2015 Stock Option and Grant Plan, or the 2015 Plan, and in July 2016, the Company’s shareholders approved the 2016 Stock Option and Incentive Plan, or the 2016 Plan. In May 2018, the Company’s shareholders approved the 2018 Stock Option and Incentive Plan, or the 2018 Plan (collectively, the “Plans”). Subsequent to the IPO, no further options were granted under the 2015 Plan. The Plans provide for the issuance of equity awards in the form of restricted shares, options to purchase common shares which may constitute incentive stock options, or ISOs, or non-statutory stock options, or NSOs, unrestricted stock unit grants, and qualified performance and market-based awards to eligible employees, officers, directors, non-employee consultants and other key personnel. Terms of the equity awards, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the Plans. Options granted by the Company typically vest over four years and have a contractual life of ten years. Restricted stock unit grants typically vest over two to three years. At December 31, 2021, the Company had 25,005,365 common shares authorized for issuance under the 2018 Plan and 10,298,664 common shares available for future grant under the 2018 Plan.

Equity-Based Compensation Expense

The Company recognized stock-based compensation expense totaling $102.4 million, $66.0 million, and $49.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. Stock‑based compensation expense by classification within the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$59,683	$35,120	$23,273
General and administrative	42,707	30,898	20,784
Loss from equity method investment	—	—	5,467
Total	$102,390	$66,018	$49,524

As of December 31, 2021, there was $150.6 million and $71.4 million of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, that is expected to be recognized over a weighted-average period of 2.7 and 2.5 years, respectively.

Stock Options

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020	2019
Options granted	1,616,255	2,182,773	2,832,784
Weighted-average exercise price	$124.32	$68.91	$39.16
Weighted-average grant date fair value	$77.38	$42.28	$24.57
Assumptions:
Expected volatility	70.3%	69.2%	68.9%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	1.0%	0.6%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes stock option activity under the Company’s equity award plans (intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	8,101,980	$42.44	7.8	$896,666
Granted	1,616,255	$124.32
Exercised	(1,245,071)	$30.96
Cancelled or forfeited	(660,182)	$79.54
Outstanding at December 31, 2021	7,812,982	$58.07	7.4	219,103
Exercisable at December 31, 2021	4,598,353	$40.86	6.6	$174,056
Vested and expected to vest at December 31, 2021	7,812,982	$58.07	7.4	$219,103

During 2021 and 2020, the Company did not grant stock option awards subject to performance-based or market-based vesting conditions. As of December 31, 2021, options to purchase 998,504 common shares subject to performance-based vesting conditions were vested, as performance conditions were achieved, and there were 123,057 options to purchase common shares subject to performance-based vesting conditions outstanding. Activity related to stock options subject to performance-based vesting conditions is included in the table above.

During 2017, the Company granted 150,000 options with market-based vesting conditions, of which 75% vest at the end of a three-year service period and 25% vest at the end of a four-year service period. Upon achieving a specified average stock price in prior years, the market conditions were satisfied. Expense for the options is being recognized over the requisite service period. As of December 31, 2021, 150,000 of the stock options had vested.

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2021, 2020 and 2019 was $119.5 million, $104.2 million, and $42.2 million, respectively.

Restricted Stock

The following table summarizes the restricted stock activity under the Company’s equity award plans:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2020	894,092	$70.55
Granted	628,175	111.73
Vested	(455,440)	58.00
Cancelled or forfeited	(132,652)	100.25
Unvested balance at December 31, 2021	934,175	$100.14

During the years ended December 31, 2021, 2020 and 2019, the total fair value of restricted stock vested was $45.3 million, $21.6 million, and $3.6 million, respectively.

Award modifications

Equity award modifications for certain equity awards held by departing employees and non-employees for the years ended December 31, 2021, 2020 and 2019 were not material to the Company's stock-based compensation expense.

Employee Stock Purchase Plan

On July 19, 2016, the Company’s board of directors adopted its 2016 Employee Stock Purchase Plan, or the ESPP Plan, which was subsequently approved by its shareholders and became effective on October 19, 2016. The ESPP Plan authorizes the initial issuance of up to a total of 0.4 million shares of the Company’s common stock to participating employees. The Company activated its ESPP Plan on January 1, 2020. The Company issued 21,590 and 13,410 shares under the ESPP during the years ended December 31, 2021 and 2020, respectively.

12. Net Income (Loss) Per Share Attributable to Common Shareholders

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods ended (in thousands, except share and per share amounts):

	Year ended December 31,
	2021	2020	2019

Net income (loss)	$377,661	$(348,865)	$66,858
Basic weighted-average common shares outstanding	75,948,686	65,949,672	54,392,304
Effect of potentially dilutive securities:
Outstanding options	3,990,579	—	2,406,962
Unvested restricted common shares	454,231	—	133,532
Diluted weighted-average common shares outstanding	80,393,496	65,949,672	56,932,798
Net income (loss) per common share — basic	$4.97	$(5.29)	$1.23
Net income (loss) per common share — diluted	$4.70	$(5.29)	$1.17

The Company did not include the securities in the following table in the computation of the net income (loss) per share calculations because the effect would have been anti-dilutive during each period:

	Year ended December 31,
	2021	2020	2019
Outstanding options	1,765,881	8,101,980	3,789,129
Unvested restricted common shares	225,904	894,092	108,625
ESPP	6,671	11,257	—
Total	1,998,456	9,007,329	3,897,754

13. 401(k) Savings Plan

The Company established a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) in November 2016. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company contributed $3.4 million, $1.9 million, and $1.1 million to the 401(k) Plan for the year ended December 31, 2021, 2020 and 2019, respectively.

14. Income Taxes

The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions for the foreign parent and where foreign subsidiaries have been established.

Net income (loss) before taxes

For the years ended December 31, 2021, 2020 and 2019, the income (loss) before provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$4,569	$7,630	$9,155
Foreign	374,962	(355,686)	58,151
Total	$379,531	$(348,056)	$67,306

The (provision for) benefit from income taxes consist of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current income taxes:
Federal	$(80)	$(248)	$(423)
State	(42)	(151)	(59)
Foreign	—	(1)	0
Total current income taxes	(122)	(400)	(482)
Deferred income taxes:
Federal	(1,748)	(409)	34
State	—	—	—
Foreign	—	—	—
Total deferred income taxes	(1,748)	(409)	34
Total income tax (provision) benefit	$(1,870)	$(809)	$(448)

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Years Ended December 31,
	2021	2020	2019
Income tax expense at statutory rate	11.9%	11.9%	9.3%
State income tax, net of federal benefit	(1.0)%	1.0%	(2.1)%
Nondeductible expenses	0.7%	0.1%	(0.1)%
Foreign rate differential	0.6%	(0.1)%	2.0%
Statutory to US GAAP permanent differences	0.0%	0.0%	0.1%
Stock-based compensation	(2.5)%	2.3%	(2.0)%
Impact of deferred rate change	0.0%	0.0%	(12.2)%
Research credits	(4.2)%	3.3%	(5.2)%
Change in valuation allowance	(5.0)%	(18.7)%	10.9%
Effective income tax rate	0.5%	(0.2%)	0.7%

The federal statutory rate reflects the Switzerland mixed company service rate.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$47,190	$84,531
Accruals and reserves	5,878	4,785
Operating lease liabilities	61,476	16,782
Other deferred tax assets	6,362	1,517
Stock-based compensation	14,042	9,605
Deferred revenue	—	86
Research credit	37,878	19,526
Total deferred tax assets	172,826	136,832
Less valuation allowance	(98,649)	(116,640)
Net deferred tax assets	74,177	20,192
Deferred tax liabilities:
Depreciation	(28,579)	(6,778)
Operating lease assets	(47,521)	(13,776)
Intangible assets	(31)	(31)
Other deferred tax liabilities	(192)	(4)
Total deferred tax liabilities	(76,323)	(20,589)
Long term deferred taxes	$(2,146)	$(397)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of worldwide operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its U.S. and non-U.S. deferred tax assets will not be realized. Accordingly, as of December 31, 2021 and 2020, the Company has provided a full valuation allowance against its net deferred tax assets in Switzerland and the United Kingdom. The Company has also provided a valuation allowance against the U.S. deferred tax assets that cannot be realized by existing deferred tax liabilities based upon when they are scheduled to reverse. The valuation allowance decreased by $18.0 million during 2021, which is primarily attributable to decreases in net operating loss carryforwards as a result of current year net income.

As of December 31, 2021, the Company had available U.S. federal net operating loss carryforwards of $3.3 million. The U.S. federal net operating losses can be carried forward indefinitely. As of December 31, 2021, the Company had available non-U.S. net operating loss carryforwards of $772.9 million of which $385.2 million relate to Switzerland, $385.2 million relate to the Canton of Zug, and $2.5 million relate to the Company’s wholly-owned subsidiary in the United Kingdom. The net operating losses generated in Switzerland and the Canton of Zug begin to expire in 2027 and the net operating losses generated in the United Kingdom can be carried forward indefinitely.

As of December 31, 2021, the Company had U.S. domestic federal research and development credit carryforwards of $19.4 million begin to expire in 2039 for federal purposes, which are net of uncertain tax positions of $9.9 million. As of December 31, 2021, the Company had U.S. domestic federal orphan drug credit carryforwards of $10.6 million which begin to expire in 2040 for federal purposes, which are net of uncertain tax positions of $4.5 million. As of December 31, 2021, the Company had U.S. domestic state research and development credit carryforwards of $10.0 million which begin to expire in 2035, which are net of uncertain tax positions of $7.0 million.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2021, the Company had gross unrecognized tax benefits of $21.4 million of which $19.9 million would favorably impact the effective tax rate if recognized. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate changes in gross unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$11,967	$5,231	$1,595
Increases for tax positions taken during current period	9,911	7,004	2,754
Increases for tax positions taken in prior periods	—	—	882
Decreases for tax positions taken during current period	—	—	—
Decreases for tax positions taken in prior periods	(483)	(268)	—
Balance at end of year	$21,395	$11,967	$5,231

The Company files income tax returns in the U.S. federal jurisdiction, Massachusetts, California and certain non-U.S. jurisdictions. The Company is subject to U.S. federal, Massachusetts, California and non-U.S. income tax examinations by authorities for tax years ending after December 31, 2017. Research credits generated in prior tax years that are closed for examination may still be adjusted upon future examination if they have or will be used in a future period. The Company is subject to income tax examinations by authorities in its non-U.S. jurisdictions for all years.

15. Related Party Transactions

Casebia

Prior to the termination of the joint venture, Casebia was a related party under ASC 850, Related Party Disclosures (“ASC 850”). Refer to Note 9, “Agreements with Bayer Healthcare LLC”.

Vertex

In the fourth quarter of 2018, upon becoming owners of record of more than 10% of the voting interest of the Company, Vertex became a related party under ASC 850. As of July 2, 2019, upon becoming owners of record of less than 10% of the voting interest of the Company, Vertex was no longer a related party under ASC 850. Refer to Note 9, “Agreements with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries”.