Form 10-Q
period 2022-03-31
CRISPR Therapeutics AG
filed 2022-05-09
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 77,457,081 shares of registrant’s common shares outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the safety, efficacy and clinical progress of our various clinical programs including those for CTX001TM, CTX110TM, CTX120TM, CTX130TM and VCTX210;
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
•
the actual or potential benefits of U.S. Food and Drug Administration, or FDA, designations, such as orphan drug, fast track and regenerative medicine advanced therapy, or RMAT, or such European equivalents, including PRIority MEdicines, or PRIME, designation;
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
•
the therapeutic value, development, and commercial potential of CRISPR/Cas9 gene-editing technologies and therapies; and
•
potential impacts due to the ongoing coronavirus pandemic such as delays, interruptions or other adverse effects to clinical trials, delays in regulatory review, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the coronavirus pandemic on our business, financial condition and results of operations.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 15, 2022, and in other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Such forward-looking statements speak only as of the date of this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$683,906	$923,031
Marketable securities	1,537,355	1,456,098
Accounts receivable	143	305
Prepaid expenses and other current assets	39,212	38,079
Total current assets	2,260,616	2,417,513
Property and equipment, net	157,453	137,575
Intangible assets, net	112	125
Restricted cash	12,123	16,913
Operating lease assets	171,541	174,460
Other non-current assets	4,330	5,291
Total assets	$2,606,175	$2,751,877
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,111	$14,816
Accrued expenses	72,632	91,003
Deferred revenue, current	—	1,011
Accrued tax liabilities	2,608	724
Operating lease liabilities	11,076	12,158
Other current liabilities	270	171
Total current liabilities	113,697	119,883
Deferred revenue, non-current	12,323	12,323
Operating lease liabilities, net of current portion	227,904	212,872
Other non-current liabilities	7,335	7,339
Total liabilities	361,259	352,417
Commitments and contingencies, see Note 6
Shareholders’ equity:
Common shares, CHF 0.03 par value, 145,364,335 shares authorized at March 31, 2022 and December 31, 2021, 77,566,721 and 77,170,382 shares issued at March 31, 2022 and December 31, 2021, respectively, 77,386,405 and 76,990,066 shares outstanding at March 31, 2022 and December 31, 2021, respectively	2,407	2,391
Treasury shares, at cost, 180,316 shares at March 31, 2022 and at December 31, 2021	(63)	(63)
Additional paid-in capital	2,634,597	2,598,114
Accumulated deficit	(375,132)	(195,915)
Accumulated other comprehensive loss	(16,893)	(5,067)
Total shareholders' equity	2,244,916	2,399,460
Total liabilities and shareholders’ equity	$2,606,175	$2,751,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Collaboration revenue	$178	$202
Grant revenue	762	337
Total revenue	940	539
Operating expenses:
Research and development	118,245	70,620
General and administrative	28,021	24,517
Collaboration expense, net	30,646	19,945
Total operating expenses	176,912	115,082
Loss from operations	(175,972)	(114,543)
Other income:
Other income, net	363	1,955
Total other income, net	363	1,955
Net loss before income taxes	(175,609)	(112,588)
Provision for income taxes	(3,608)	(575)
Net loss	(179,217)	(113,163)
Foreign currency translation adjustment	(27)	5
Unrealized loss on marketable securities	(11,799)	(383)
Comprehensive loss	$(191,043)	$(113,541)

Net loss per common share — basic	$(2.32)	$(1.51)
Basic weighted-average common shares outstanding	77,098,319	75,005,187
Net loss per common share — diluted	$(2.32)	$(1.51)
Diluted weighted-average common shares outstanding	77,098,319	75,005,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2020	73,914,844	$2,277	195,316	$(63)	$2,235,679	$(573,576)	$(83)	$1,664,234
Issuance of common shares, net of issuance costs of $5.4 million	1,353,121	45	—	—	222,130	—	—	222,175
Vesting of restricted shares	109,355	3	—	—	—	—	—	3
Exercise of vested options, net of issuance costs of $1.5 million	342,051	15	—	—	9,769	—	—	9,784
Purchase of common stock under ESPP	11,257	—	—	—	751	—	—	751
Stock-based compensation expense	—	—	—	—	22,092	—	—	22,092
Other comprehensive loss	—	—	—	—	—	—	(378)	(378)
Net loss	—	—	—	—	—	(113,163)	—	(113,163)
Balance at March 31, 2021	75,730,628	$2,340	195,316	$(63)	$2,490,421	$(686,739)	$(461)	$1,805,498

Balance at December 31, 2021	76,990,066	$2,391	180,316	$(63)	$2,598,114	$(195,915)	$(5,067)	$2,399,460
Vesting of restricted shares	123,564	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.2 million	261,280	12	—	—	9,998	—	—	10,010
Purchase of common stock under ESPP	11,495	—	—	—	740	—	—	740
Stock-based compensation expense	—	—	—	—	25,745	—	—	25,745
Other comprehensive loss	—	—	—	—	—	—	(11,826)	(11,826)
Net loss	—	—	—	—	—	(179,217)	—	(179,217)
Balance at March 31, 2022	77,386,405	$2,407	180,316	$(63)	$2,634,597	$(375,132)	$(16,893)	$2,244,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(179,217)	$(113,163)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	6,039	2,715
Equity-based compensation	25,745	22,092
Other non-cash items, net	6,099	2,064
Changes in:
Accounts receivable	162	(6)
Prepaid expenses and other assets	4,611	(5,068)
Accounts payable and accrued expenses	(1,616)	(5,770)
Deferred revenue	(762)	(539)
Operating lease assets and liabilities	3,854	778
Other liabilities, net	(154)	(3,766)
Net cash used in operating activities	(135,239)	(100,663)
Investing activities:
Purchase of property, plant and equipment	(15,350)	(7,024)
Purchases of marketable securities	(323,140)	(323,975)
Maturities of marketable securities	223,975	163,101
Net cash used in investing activities	(114,515)	(167,898)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	—	214,592
Proceeds from exercise of options and ESPP contributions, net of issuance costs	10,649	11,399
Net cash provided by financing activities	10,649	225,991
Effect of exchange rate changes on cash	(27)	5
Decrease in cash	(239,132)	(42,565)
Cash, cash equivalents and restricted cash, beginning of period	939,944	1,185,468
Cash, cash equivalents and restricted cash, end of period	$700,812	$1,142,903
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$5,888	$8,847
Equity issuance costs in accounts payable and accrued expenses	$217	$2,868
Leasehold improvements paid directly by landlord	$13,015	$—

	As of March 31,
Reconciliation to amounts within the condensed consolidated balance sheets	2022	2021
Cash and cash equivalents	683,906	1,126,059
Prepaid expenses and other current assets	4,783	—
Restricted cash	12,123	16,844
Cash, cash equivalents and restricted cash at end of period	$700,812	$1,142,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three-month interim periods ended March 31, 2022 and 2021.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, which are contained in the 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 15, 2022.

Beginning in the first quarter of 2022, collaboration costs under the Vertex Agreements accounted for under ASC 808, Collaborative Agreements, or ASC 808, are presented within “collaboration expense, net” in the condensed consolidated statements of operations and comprehensive loss. As a result, collaboration costs under the Vertex Agreements accounted for under ASC 808 for the period ending Mach 31, 2021 have been reclassified to conform to the current presentation. No subtotals in the prior interim period's consolidated condensed financial statements were impacted. Refer to Note 7 to these condensed consolidated financial statements for further discussion on the Vertex Agreements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, revenue recognition, equity-based compensation expense and reported amounts of expenses during the period. Significant estimates in these consolidated financial statements have been made in connection with revenue recognition and equity-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions. Changes in estimates are reflected in reported results in the period in which they become known.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 15, 2022.

New Accounting Pronouncements – Recently Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at March 31, 2022 and December 31, 2021 (in thousands), which are recorded at fair value. The table below excludes $138.8 million and $405.6 million of cash at March 31, 2022 and December 31, 2021, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Cash equivalents:
Money market funds	$416,688	$—	$—	$416,688
Corporate debt securities	11,827	—	(3)	11,824
Certificates of deposit	—	—	—	—
Commercial paper	116,606	1	(4)	116,603
Total cash equivalents	545,121	1	(7)	545,115
Marketable securities:
U.S. Treasury securities	12,126	—	(269)	11,857
Corporate debt securities	1,166,163	3	(15,982)	1,150,184
Certificates of deposit	57,631	—	—	57,631
Government-sponsored enterprise securities	13,299	—	(236)	13,063
Commercial paper	305,033	5	(418)	304,620
Total marketable securities	1,554,252	8	(16,905)	1,537,355
Total cash equivalents and marketable securities	$2,099,373	$9	$(16,912)	$2,082,470
December 31, 2021
Cash equivalents:
Money market funds	$507,386	$—	$—	$507,386
Corporate debt securities	—	—	—	—
Certificates of deposit	—	—	—	—
Commercial paper	9,997	—	(1)	9,996
Total cash equivalents	517,383	—	(1)	517,382
Marketable securities:
U.S. Treasury securities	16,238	6	(52)	16,192
Corporate debt securities	1,173,659	10	(4,903)	1,168,766
Certificates of deposit	45,164	—	—	45,164
Government-sponsored enterprise securities	13,334	—	(77)	13,257
Commercial paper	212,805	—	(86)	212,719
Total marketable securities	1,461,200	16	(5,118)	1,456,098
Total cash equivalents and marketable securities	$1,978,583	$16	$(5,119)	$1,973,480

As of March 31, 2022 and December 31, 2021, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $534.9 million and $1,311.6 million, respectively. As of March 31, 2022 and December 31, 2021, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $9.5 million and $4.6 million, respectively. The Company has recorded a net unrealized loss of $11.8 million and $0.4 million during the three months ended March 31, 2022 and 2021 respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

The Company determined that there is no material credit risk associated with the above investments as of March 31, 2022. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three months ended March 31, 2022 and 2021. No available-for-sale debt securities held as of March 31, 2022 had remaining maturities greater than thirty months.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at
	March 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$138,791	$138,791	$—	$—
Money market funds	416,688	416,688	—	—
Corporate debt securities	11,824	—	11,824	—
Certificates of deposit	116,603	—	116,603	—
Commercial paper	—	—	—	—
Marketable securities:
U.S. Treasury securities	11,857	—	11,857	—
Corporate debt securities	1,150,184	—	1,150,184	—
Certificates of deposit	57,631	—	57,631	—
Government-sponsored enterprise securities	13,063	—	13,063	—
Commercial paper	304,620	—	304,620	—
Other non-current assets	2,212	—	—	2,212
Total	$2,223,473	$555,479	$1,665,782	$2,212
	Fair Value Measurements at
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$405,648	$405,648	$—	$—
Money market funds	507,386	507,386	—	—
Corporate debt securities	—	—	—	—
Certificates of deposit	—	—	—	—
Commercial paper	9,997	—	9,997	—
Marketable securities:
U.S. Treasury securities	16,192	—	16,192	—
Corporate debt securities	1,168,766	—	1,168,766	—
Certificates of deposit	45,164	—	45,164	—
Government-sponsored enterprise securities	13,257	—	13,257	—
Commercial paper	212,719	—	212,719	—
Other non-current assets	2,212	—	—	2,212
Total	$2,381,341	$913,034	$1,466,095	$2,212

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

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Computer equipment	$1,943	$1,757
Furniture, fixtures and other	4,371	4,371
Laboratory equipment	34,705	30,123
Leasehold improvements	86,401	86,735
Construction work in process	73,866	52,396
Total property and equipment, gross	201,286	175,382
Accumulated depreciation	(43,833)	(37,807)
Total property and equipment, net	$157,453	$137,575

Depreciation expense for the three months ended March 31, 2022 and 2021 was $6.0 million and $2.7 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Payroll and employee-related costs	$8,780	$23,661
Research costs	49,925	47,986
Licensing fees	533	138
Professional fees	4,456	4,720
Intellectual property costs	4,345	6,120
Accrued property and equipment	2,321	7,113
Other	2,272	1,265
Total	$72,632	$91,003

6. Commitments and Contingencies

Leases

Refer to Note 7 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 15, 2022 for discussion on the Company’s lease arrangements.

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

Letters of Credit

As of March 31, 2022, the Company had restricted cash of $16.9 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account, with $4.8 million included in “Prepaid expenses and other current assets” and $12.1 million included in “Restricted cash” on the Company's condensed consolidated balance sheets as of March 31, 2022.

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

In June 2019, the Company and Vertex entered into a series of agreements, which closed in the second quarter of 2019, including a strategic collaboration and license agreement, or the 2019 Collaboration Agreement, for the development and commercialization of products for the treatment of Duchenne muscular dystrophy, or DMD, and Myotonic Dystrophy Type 1, or DM1. Under the terms of the 2019 Collaboration Agreement, the Company received an upfront, nonrefundable payment of $175.0 million. In addition, the Company was initially eligible to receive potential aggregate payments of up to $825.0 million based upon the successful achievement of specified research, development, regulatory and commercial milestones for the DMD and DM1 programs.

The Company is also eligible to receive tiered royalties on future net sales on any products that may result from the 2019 Collaboration Agreement. For the DMD program, Vertex is responsible for all research, development, manufacturing and commercialization activities and all related costs. For the DM1 program, the Company performed specified guide RNA research and Vertex is responsible for all other research, development, manufacturing and commercialization costs. Upon Investigational New Drug, or IND, application filing, the Company has the option to forego the DM1 milestones and royalties, and instead, co-develop and co-commercialize all DM1 products globally in exchange for payment of 50% of research and development costs incurred by Vertex from the effective date of the agreement through IND filing.

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

In October 2019, Vertex exercised the remaining three options granted to it under the 2015 Collaboration Agreement to exclusively license the collaboration targets developed under the 2015 Collaboration Agreement, resulting in a payment of $30.0 million to the Company in the fourth quarter of 2019. In addition, the Company achieved the first milestone under the 2019 Collaboration Agreement in the first quarter of 2020 and, in connection therewith, received a payment of $25.0 million in April 2020. The Company achieved the second milestone under the 2019 Collaboration Agreement in the fourth quarter of 2021 and, in connection therewith, received a payment of $12.5 million in December 2021. As of March 31, 2022, the Company is eligible to receive remaining potential future milestones of $775.0 million under the 2019 Collaboration Agreement.

In April 2021, the Company and Vertex agreed to amend and restate the JDA and entered into an Amended and Restated Joint Development and Commercialization Agreement, or the “A&R Vertex JDCA,” pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex shall lead and have all decision making (i.e., control) in relation to the CTX001 program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to CTX001 only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CTX001) that may be researched, developed, manufactured and commercialized on a worldwide basis under such agreement. The transaction contemplated by the A&R Vertex JDCA closed in the second quarter of 2021. The Company is providing certain specified transition services to Vertex in connection with the agreement.

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

Accounting for the 2019 Agreements

The 2019 Agreements represented a contract modification to the 2015 Agreements. As a result, the 2019 Agreements and the 2015 Agreements are combined for accounting purposes and treated as a single arrangement. Transactions under the 2019 Agreements were not material for the three months ended March 31, 2022 and 2021.

The Company determined that all possible variable consideration remaining under the 2019 Agreements resulting from milestones and royalties discussed above was fully constrained as of March 31, 2022. The Company will re-evaluate the transaction price in each reporting period.

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the Vertex Agreements for the three months ended March 31, 2022 and 2021, respectively, was not material.

As of March 31, 2022 and December 31, 2021, there was no current deferred revenue related to the collaboration with Vertex. As of March 31, 2022, there was $12.3 million of non-current deferred revenue related to the collaboration with Vertex, which is unchanged from December 31, 2021. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

Each of the remaining milestones are fully constrained as of March 31, 2022. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to CTX001 under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing is included within collaboration expense, net, in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2022 and 2021, the Company recognized $30.6 million and $19.9 million of collaboration expense, net, related to the Vertex Agreements, respectively. Collaboration expense, net, was net of $7.4 million and $10.6 million of reimbursements from Vertex, respectively.

8. Share Capital

The Company had 145,364,335 authorized common shares as of March 31, 2022, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of
Type of Share Capital	Conditional Capital	March 31, 2022	December 31, 2021
Common shares	Registered share capital	82,028,328	80,321,227
Common shares	Authorized share capital	39,316,975	39,316,975
Common shares	Conditional share capital - Bonds or similar debt instruments	4,919,700	4,919,700
Common shares	Conditional share capital - Employee benefit plans	19,099,332	20,806,433
	Total	145,364,335	145,364,335

Common Share Issuances

At-the-Market Offering

In August 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which the Company was able to offer and sell, from time to time at its sole discretion through Jefferies, as its sales agent, its common shares, or the August 2019 Sales Agreement.

In January 2021, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million. In July 2021, the Company filed a new prospectus supplement with the SEC, which replaced the previous prospectus supplement filed in January 2021, to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $419.8 million, or the 2021 ATM. As of March 31, 2022, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. No shares were issued and sold under the 2021 ATM for the three months ended March 31, 2022.

9. Stock-based Compensation

During the three months ended March 31, 2022 and 2021, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$14,589	$12,845
General and administrative	11,156	9,247
Total	$25,745	$22,092

Stock option activity

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2021	7,812,982	$58.07
Granted	820,189	58.62
Exercised	(261,280)	39.17
Cancelled or forfeited	(151,433)	78.48
Outstanding at March 31, 2022	8,220,458	$58.35
Exercisable at March 31, 2022	4,757,990	$43.59
Vested and expected to vest at March 31, 2022	8,220,458	$58.35

As of March 31, 2022, total unrecognized compensation expense related to stock options was $157.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

Restricted stock activity

The following table summarizes restricted stock activity for the three months ended March 31, 2022:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2021	934,175	$100.14
Granted	361,896	58.55
Vested	(123,564)	83.94
Cancelled or forfeited	(25,143)	109.89
Unvested balance as of March 31, 2022	1,147,364	$88.56

As of March 31, 2022, total unrecognized compensation expense related to unvested restricted common shares was $81.6 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.7 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2022	2021
Outstanding options	8,220,458	8,572,663
Unvested restricted common shares	1,147,364	1,052,379
ESPP	10,969	10,594
Total	9,378,791	9,635,636

11. Income Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded an income tax provision of $3.6 million and a provision of $0.6 million, respectively, representing an effective tax rate of -2.1% and -0.5%, respectively. The income tax provision is primarily attributable to the year-to-date pre-tax income earned by the Company’s U.S. subsidiary. The decrease in the rate for the three months ended March 31, 2022 is primarily attributable to the requirement to capitalize research and development costs for tax purposes under the 2017 “Tax Cuts and Jobs Act” (TCJA) which impacts the Company's permanent tax adjustments and the Company's valuation allowance assessment. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or the SEC, on February 15, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and impact and potential impacts on our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Special Note About Coronavirus (COVID-19)

Since March 2020, we have been evaluating the actual and potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the ongoing coronavirus pandemic, we have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business operations, and/or associated timelines. We maintain temporary work-from-home procedures for all employees other than for those personnel and contractors who perform essential activities that must be completed on-site. If negative developments relating to the coronavirus pandemic continue, including “periodic resurgence” and additional “waves”, we may be required to restrict on-site staff at our offices and laboratories again and at times have limited access to our offices on a temporary and intermittent basis; with respect to our hemoglobinopathies clinical trials, we may elect to pause patient dosing in certain of our trials again if ICU beds and related healthcare resources become significantly constrained again or governmental authorities impose additional business or travel restrictions; with respect to our immuno-oncology clinical trials, investigators participating in our clinical trials may not want to take the risk of exposing cancer patients to the coronavirus since the dosing of patients is conducted within an in-patient setting; and certain aspects of our supply chain could be disrupted if our third party suppliers and manufacturers paused their operations again in response to such negative developments and/or as a result of national and local regulations. The ultimate impact of the coronavirus pandemic on our business operations remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

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

Hemoglobinopathies

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

We and Vertex are investigating CTX001 in two ongoing Phase 3 open-label clinical trials that are designed to assess the safety and efficacy of a single dose of CTX001 in patients ages 12 to 35 with TDT (CLIMB THAL-111) or SCD (CLIMB SCD-121), respectively. The first two patients in each trial were treated sequentially and, following data from the initial two patients indicating successful engraftment and an acceptable safety profile, the corresponding trial opened for concurrent dosing. CLIMB THAL-111 and CLIMB SCD-121 are designed to follow patients for approximately two years after infusion. Each patient will be asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of CTX001 in patients who received CTX001. CLIMB-131 is designed to follow participants for up to 15 years after CTX001 infusion. Enrollment is complete for both CLIMB THAL-111 and CLIMB SCD-121.

In the second quarter of 2021, at the European Hematology Association Congress, we presented updated clinical data from CLIMB THAL-111 and CLIMB SCD-121 for the first fifteen patients with TDT and first seven patients with SCD treated with CTX001 who had reached at least three months of follow-up after CTX001 dosing.

We and Vertex have also initiated two additional Phase 3 clinical trials of CTX001 in pediatric patients with TDT and SCD.

CTX001 has been granted a number of regulatory designations from the FDA, including RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations for the treatment of both TDT and SCD. CTX001 has also been granted Orphan Drug Designation from the European Commission, as well as PRIME designation from the European Medicines Agency, for the treatment of both TDT and SCD.

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

Our first major effort in this area is in diabetes, and we and ViaCyte, Inc., or ViaCyte, are advancing a program as part of a strategic collaboration for the discovery, development, and commercialization of gene-edited stem cell therapies for the treatment of diabetes.

VCTX210. VCTX210 is an investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived product candidate for the treatment of type 1 diabetes, or T1D, developed by applying our gene-editing technology to ViaCyte’s proprietary stem cell capabilities. We and ViaCyte are investigating VCTX210 in an ongoing Phase 1 clinical trial that is designed to assess VCTX210’s safety, tolerability, and immune evasion in patients with T1D.

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

Partnerships

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and accelerate development of programs by accessing specific technologies and/or disease-area expertise. We maintain broad partnerships to develop gene editing-based therapeutics in specific disease areas.

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

While we were in a net income position in certain previous years due to upfront payments associated with our collaborations with Vertex, we have a history of recurring losses and expect to continue to incur losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, expand and protect our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; develop manufacturing infrastructure and conduct related regulatory validation activities; and incur additional costs associated with operating as a public company. Please refer to Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022 for more information about these facilities.

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the three months ended March 31, 2022 and 2021 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022, as well as Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our product discovery efforts and the development of our product candidates, which include:

•
employee-related expenses, including salaries, benefits and equity-based compensation expense;
•
costs of services performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;
•
costs of purchasing lab supplies and non-capital equipment used in our preclinical activities and in manufacturing preclinical and clinical study materials;
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

Except for activities we perform in connection with our collaborations with Vertex and ViaCyte, as well as in connection with the Bayer Transaction, we do not track research and development costs on a program-by-program basis.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee related expenses, including salaries, benefits and equity-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include pre-commercial expenses associated with our collaboration with Vertex, facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, and potential commercialization of our product candidates. In addition, we anticipate increased expenses related to the reimbursements of third-party patent related expenses in connection with certain of our in-licensed intellectual property.

Collaboration Expense, Net

Collaboration expense, net, consists of collaboration costs under our collaboration with Vertex.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Period to Period
	2022	2021	Change
Revenue:
Collaboration revenue	$178	$202	$(24)
Grant revenue	762	337	425
Total revenue	940	539	401
Operating expenses:
Research and development	118,245	70,620	47,625
General and administrative	28,021	24,517	3,504
Collaboration expense, net	30,646	19,945	10,701
Total operating expenses	176,912	115,082	61,830
Loss from operations	(175,972)	(114,543)	(61,429)
Other income, net	363	1,955	(1,592)
Net loss before income taxes	(175,609)	(112,588)	(63,021)
Provision for income taxes	(3,608)	(575)	(3,033)
Net loss	$(179,217)	$(113,163)	$(66,054)

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2022 and 2021 was not material. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $118.2 million for the three months ended March 31, 2022, compared to $70.6 million for the three months ended March 31, 2021. The increase of approximately $47.6 million was primarily attributable to the following:

•
$24.6 million of increased variable research and development costs primarily associated with production of drug product and increased clinical trial expense associated with our oncology programs;
•
$8.8 million of increased facility-related expenses, primarily related to our new U.S. research and development headquarters;
•
$7.3 million of increased employee compensation, benefit and other headcount related expenses, of which $1.7 million is increased stock-based compensation expense, primarily due to an increase in headcount to support overall growth;
•
$3.7 million of increased license fees; and
•
$2.9 million of increased consulting and professional services costs.

General and Administrative Expenses

General and administrative expenses were $28.0 million for the three months ended March 31, 2022, compared to $24.5 million for the three months ended March 31, 2021. The increase of approximately $3.5 million was primarily attributable to the following:

•
$2.2 million of increased employee compensation, primarily due to increased stock-based compensation expense of $1.9 million; and
•
$1.3 million of increased consulting and professional services costs.

Collaboration Expense, Net

Collaboration expense, net, was $30.6 million for the three months ended March 31, 2022, compared to $19.9 million for the three months ended March 31, 2021. The increase of approximately $10.7 million was primarily attributable to the following:

•
$6.5 million of increased pre-commercial expenses associated with our collaboration with Vertex;
•
$5.3 million of increased manufacturing costs; offset by

•
$1.3 million of decreased other costs.

Other Income, Net

Other income was $0.4 million for the three months ended March 31, 2022, compared to $2.0 million of income for the three months ended March 31, 2021. The change was primarily due to interest income earned on cash, cash equivalents and marketable securities for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2022, we had cash, cash equivalents and marketable securities of approximately $2,221.3 million, of which approximately $395.7 million was held outside of the United States.

In August 2019, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In January 2021, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $600.0 million. In July 2021, we filed a new prospectus supplement with the SEC, which replaced the previous prospectus supplement filed in January 2021, to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $419.8 million, or the 2021 ATM. No shares were issued and sold under the 2021 ATM for the three months ended March 31, 2022.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of March 31, 2022, we had $2,221.3 million in cash, cash equivalents and marketable securities and an accumulated deficit of $375.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, manufacturing activities, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs, including costs associated with operating as a public company. We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical and clinical activities and initiate preclinical studies to support initial drug applications. We also anticipate that we will incur significant capital expenditures as we develop our manufacturing infrastructure and facilities.

Because our research programs are still in early stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development, manufacture and commercialization of any current or future product candidates, if approved, or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity financings, debt financings and payments received in connection with our collaboration agreements. We are eligible to earn payments, in each case, on a per-product basis under our collaboration with Vertex. Except for this source of funding, we do not have any committed external source of liquidity. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable to us to do so. However, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event, including resulting from the spread of the coronavirus, could materially and adversely affect our business and the value of our common shares. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Three Months Ended March 31,		Period to Period
	2022	2021	Change
Net cash used in operating activities	$(135,239)	$(100,663)	$(34,576)
Net cash used in investing activities	(114,515)	(167,898)	53,383
Net cash provided by financing activities	10,649	225,991	(215,342)
Effect of exchange rate changes on cash	(27)	5	(32)
Net decrease in cash	$(239,132)	$(42,565)	$(196,567)

Operating Activities

Net cash used in operating activities was $135.2 million for the three months ended March 31, 2022, compared to cash used in operating activities of $100.7 million for the three months ended March 31, 2021. The increase in cash used in operating activities of $34.5 million was primarily driven by an increase in net loss of $66.1 million, from a net loss of $113.2 million for the three months ended March 31, 2021 to net loss of $179.2 million for the three months ended March 31, 2022. The increase in cash used in operations was offset by an increase in non-cash expense of $11.0 million, primarily related to an increase in stock compensation, fixed asset depreciation and amortization of premiums and discounts on marketable securities, as well as a $20.5 million increase in net changes of operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $114.5 million, compared to $167.9 million for the three months ended March 31, 2021. The decrease in net cash used in investing activities consisted primarily of a reduction in marketable securities maturities, offset by purchases of marketable securities and property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $10.6 million, compared with $226.0 million for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 consisted of option exercise proceeds, net of issuance costs. Net cash provided by financing activities for the three months ended March 31, 2021 consisted primarily of $222.1 million of net cash proceeds related to the issuance of 1.4 million common shares in connection with our 2021 ATM. No shares were issued and sold under the 2021 ATM for the three months ended March 31, 2022.

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

We believe that our most critical accounting policies are those relating to revenue recognition, variable interest entities and equity-based compensation, and there have been no changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022.

Recent Accounting Pronouncements

Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $2,221.3 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments with respect to the legal proceedings previously disclosed in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 15, 2022.

Item 1A. Risk Factors.

In addition to the risks described in our Annual Report on Form 10-Kan, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

CRISPR Therapeutics AG

Dated: May 9, 2022	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2022	By:	/s/ Brendan Smith
Brendan Smith
Chief Financial Officer
(Principal Financial Officer)