Form 10-Q
period 2022-06-30
CRISPR Therapeutics AG
filed 2022-08-08
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 4, 2022, there were 78,009,260 shares of registrant’s common shares outstanding.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries.

“CRISPR Therapeutics®” standard character mark and design logo, “COBALTTM,” “CTX001TM,” “CTX110®,” “CTX112TM,” “CTX120TM,” “CTX121TM,” “CTX130TM,” “CTX131TM,” “CRISPR TXTM,” “VCTX210TM” and “VCTX211TM,” are trademarks and registered trademarks of CRISPR Therapeutics AG. All other trademarks and registered trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the safety, efficacy and clinical progress of our various clinical programs including those for exa-cel (formerly known as CTX001TM), CTX110®, CTX130TM and VCTX210TM;
•
the status of clinical trials, development timelines and discussions with regulatory authorities related to product candidates under development by us and our collaborators;
•
the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for exa-cel, CTX110, CTX130 and VCTX210, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$496,893	$923,031
Marketable securities	1,568,446	1,456,098
Accounts receivable	66	305
Prepaid expenses and other current assets	41,651	38,079
Total current assets	2,107,056	2,417,513
Property and equipment, net	165,194	137,575
Marketable securities, non-current	8,392	—
Intangible assets, net	98	125
Restricted cash	12,123	16,913
Operating lease assets	166,740	174,460
Other non-current assets	3,760	5,291
Total assets	$2,463,363	$2,751,877
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,244	$14,816
Accrued expenses	82,223	91,003
Deferred revenue, current	—	1,011
Accrued tax liabilities	3,953	724
Operating lease liabilities	8,267	12,158
Other current liabilities	270	171
Total current liabilities	119,957	119,883
Deferred revenue, non-current	12,323	12,323
Operating lease liabilities, net of current portion	234,160	212,872
Other non-current liabilities	6,092	7,339
Total liabilities	372,532	352,417
Commitments and contingencies, see Note 6
Shareholders’ equity:
Common shares, CHF 0.03 par value, 150,347,467 and 145,364,335 shares authorized at June 30, 2022 and December 31, 2021, respectively, 77,972,479 and 77,170,382 shares issued at June 30, 2022 and December 31, 2021, respectively, 77,792,163 and 76,990,066 shares outstanding at June 30, 2022 and December 31, 2021, respectively	2,420	2,391
Treasury shares, at cost, 180,316 shares at June 30, 2022 and at December 31, 2021	(63)	(63)
Additional paid-in capital	2,669,782	2,598,114
Accumulated deficit	(560,966)	(195,915)
Accumulated other comprehensive loss	(20,342)	(5,067)
Total shareholders' equity	2,090,831	2,399,460
Total liabilities and shareholders’ equity	$2,463,363	$2,751,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$158	$900,202	$336	$900,404
Grant revenue	—	499	762	836
Total revenue	158	900,701	1,098	901,240
Operating expenses:
Research and development	123,223	82,332	241,468	153,971
General and administrative	26,273	28,806	54,294	52,303
Collaboration expense, net	33,922	26,945	64,568	46,891
Total operating expenses	183,418	138,083	360,330	253,165
(Loss) income from operations	(183,260)	762,618	(359,232)	648,075
Other income:
Other income, net	3,544	750	3,907	2,705
Total other income, net	3,544	750	3,907	2,705
Net (loss) income before income taxes	(179,716)	763,368	(355,325)	650,780
Provision for income taxes	(6,118)	(4,143)	(9,726)	(4,718)
Net (loss) income	(185,834)	759,225	(365,051)	646,062
Foreign currency translation adjustment	(69)	5	(95)	10
Unrealized loss on marketable securities	(3,380)	(173)	(15,180)	(556)
Comprehensive (loss) income	$(189,283)	$759,057	$(380,326)	$645,516

Net (loss) income per common share — basic	$(2.40)	$10.01	$(4.72)	$8.57
Basic weighted-average common shares outstanding	77,513,327	75,826,594	77,306,970	75,418,160
Net (loss) income per common share — diluted	$(2.40)	$9.44	$(4.72)	$8.03
Diluted weighted-average common shares outstanding	77,513,327	80,449,956	77,306,970	80,458,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2020	73,914,844	$2,277	195,316	$(63)	$2,235,679	$(573,576)	$(83)	$1,664,234
Issuance of common shares, net of issuance costs of $5.4 million	1,353,121	45	—	—	222,130	—	—	222,175
Vesting of restricted shares	109,355	3	—	—	—	—	—	3
Exercise of vested options, net of issuance costs of $1.5 million	342,051	15	—	—	9,769	—	—	9,784
Purchase of common stock under ESPP	11,257	—	—	—	751	—	—	751
Stock-based compensation expense	—	—	—	—	22,092	—	—	22,092
Other comprehensive loss	—	—	—	—	—	—	(378)	(378)
Net loss	—	—	—	—	—	(113,163)	—	(113,163)
Balance at March 31, 2021	75,730,628	$2,340	195,316	$(63)	$2,490,421	$(686,739)	$(461)	$1,805,498
Issuance of common shares, net of issuance costs of $5.4 million	—	—	—	—	—	—	—	—
Vesting of restricted shares	3,667	—	—	—	—	—	—	—
Exercise of vested options, net of issuance costs of $0.4 million	344,158	12	—	—	10,897	—	—	10,909
Stock-based compensation expense	—	—	—	—	28,331	—	—	28,331
Other comprehensive loss	—	—	—	—	—	—	(168)	(168)
Net income	—	—	—	—	—	759,225	—	759,225
Balance at June 30, 2021	76,078,453	$2,352	195,316	$(63)	$2,529,649	$72,486	$(629)	$2,603,795

Balance at December 31, 2021	76,990,066	$2,391	180,316	$(63)	$2,598,114	$(195,915)	$(5,067)	$2,399,460
Vesting of restricted shares	123,564	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.2 million	261,280	12	—	—	9,998	—	—	10,010
Purchase of common stock under ESPP	11,495	—	—	—	740	—	—	740
Stock-based compensation expense	—	—	—	—	25,745	—	—	25,745
Other comprehensive loss	—	—	—	—	—	—	(11,826)	(11,826)
Net loss	—	—	—	—	—	(179,217)	—	(179,217)
Balance at March 31, 2022	77,386,405	$2,407	180,316	$(63)	$2,634,597	$(375,132)	$(16,893)	$2,244,916
Vesting of restricted shares	14,705	—	—	—	—	—	—	—
Exercise of vested options, net of issuance costs of $0.2 million	391,053	13	—	—	10,333	—	—	10,346
Stock-based compensation expense	—	—	—	—	24,852	—	—	24,852
Other comprehensive loss	—	—	—	—	—	—	(3,449)	(3,449)
Net loss	—	—	—	—	—	(185,834)	—	(185,834)
Balance at June 30, 2022	77,792,163	$2,420	180,316	$(63)	$2,669,782	$(560,966)	$(20,342)	$2,090,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net (loss) income	$(365,051)	$646,062
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	13,308	6,368
Equity-based compensation	50,597	50,423
Other non-cash items, net	9,671	4,417
Changes in:
Accounts receivable	239	(6)
Prepaid expenses and other assets	2,032	(9,470)
Accounts payable and accrued expenses	8,303	13,427
Deferred revenue	(1,011)	(271)
Operating lease assets and liabilities	5,865	1,259
Other liabilities, net	(1,148)	(5,870)
Net cash (used in) provided by operating activities	(277,195)	706,339
Investing activities:
Purchase of property, plant and equipment	(24,980)	(35,473)
Purchases of marketable securities	(597,136)	(715,982)
Maturities of marketable securities	451,529	289,921
Net cash used in investing activities	(170,587)	(461,534)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	—	213,267
Proceeds from exercise of options and ESPP contributions, net of issuance costs	21,002	21,167
Net cash provided by financing activities	21,002	234,434
Effect of exchange rate changes on cash	(95)	10
(Decrease) increase in cash	(426,875)	479,249
Cash, cash equivalents and restricted cash, beginning of period	939,944	1,185,468
Cash, cash equivalents and restricted cash, end of period	$513,069	$1,664,717
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$5,016	$7,533
Equity issuance costs in accounts payable and accrued expenses	$241	$402
Leasehold improvements paid directly by landlord	$19,252	$—

	As of June 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2022	2021
Cash and cash equivalents	496,893	1,646,646
Prepaid expenses and other current assets	4,053	—
Restricted cash	12,123	18,071
Cash, cash equivalents and restricted cash at end of period	$513,069	$1,664,717

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and six-month interim periods ended June 30, 2022 and 2021.

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

Beginning in the first quarter of 2022, collaboration costs under the Vertex Agreements accounted for under ASC 808, Collaborative Agreements, or ASC 808, are presented within “collaboration expense, net” in the condensed consolidated statements of operations and comprehensive (loss) income. As a result, collaboration costs under the Vertex Agreements accounted for under ASC 808 for the three and six months ended June 30, 2021 have been reclassified to conform to the current presentation. No subtotals in the prior interim period's consolidated condensed financial statements were impacted. Refer to Note 7 to these condensed consolidated financial statements for further discussion on the Vertex Agreements.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 15, 2022.

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

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at June 30, 2022 and December 31, 2021 (in thousands), which are recorded at fair value. The table below excludes $383.3 million and $405.6 million of cash at June 30, 2022 and December 31, 2021, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Cash equivalents:
Money market funds	$21,287	$—	$—	$21,287
Corporate debt securities	13,810	3	(7)	13,806
Certificates of deposit	5,007	—	—	5,007
Commercial paper	72,250	—	—	72,250
U.S. Treasury securities	1,207	—	—	1,207
Total cash equivalents	113,561	3	(7)	113,557
Marketable securities:
U.S. Treasury securities	9,962	—	(16)	9,946
Corporate debt securities	1,144,291	15	(18,852)	1,125,454
Certificates of deposit	45,654	—	—	45,654
Government-sponsored enterprise securities	32,315	—	(634)	31,681
Commercial paper	364,859	—	(756)	364,103
Total marketable securities	1,597,081	15	(20,258)	1,576,838
Total cash equivalents and marketable securities	$1,710,642	$18	$(20,265)	$1,690,395
December 31, 2021
Cash equivalents:
Money market funds	$507,386	$—	$—	$507,386
Corporate debt securities	—	—	—	—
Certificates of deposit	—	—	—	—
Commercial paper	9,997	—	(1)	9,996
Total cash equivalents	517,383	—	(1)	517,382
Marketable securities:
U.S. Treasury securities	16,238	6	(52)	16,192
Corporate debt securities	1,173,659	10	(4,903)	1,168,766
Certificates of deposit	45,164	—	—	45,164
Government-sponsored enterprise securities	13,334	—	(77)	13,257
Commercial paper	212,805	—	(86)	212,719
Total marketable securities	1,461,200	16	(5,118)	1,456,098
Total cash equivalents and marketable securities	$1,978,583	$16	$(5,119)	$1,973,480

As of June 30, 2022 and December 31, 2021, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $917.8 million and $1,311.6 million, respectively. As of June 30, 2022 and December 31, 2021, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $78.5 million and $4.6 million, respectively. Of this amount, securities totaling $8.4 million and $0.0 million as of June 30, 2022 and December 31, 2021, respectively, will mature beyond one year. The Company has recorded a net unrealized loss of $3.4 million and $15.2 million during the three and six months ended June 30, 2022 respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive (loss) income. The Company recorded a net unrealized loss of $0.2 million and $0.6 million during the three and six months ended June 30, 2021 respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive (loss) income.

The Company determined that there is no material credit risk associated with the above investments as of June 30, 2022. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and six months ended June 30, 2022 and 2021. No available-for-sale debt securities held as of June 30, 2022 had remaining maturities greater than thirty months.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at
	June 30, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$383,337	$383,337	$—	$—
Money market funds	21,287	21,287	—	—
Corporate debt securities	13,806	—	13,806	—
Commercial paper	72,250	—	72,250	—
U.S. Treasury securities	1,207	—	1,207	—
Certificates of deposit	5,007	—	5,007	—
Marketable securities:
U.S. Treasury securities	9,946	—	9,946	—
Corporate debt securities	1,125,454	—	1,125,454	—
Certificates of deposit	45,654	—	45,654	—
Government-sponsored enterprise securities	31,681	—	31,681	—
Commercial paper	364,103	—	364,103	—
Other non-current assets	2,212	—	—	2,212
Total	$2,075,944	$404,624	$1,669,108	$2,212
	Fair Value Measurements at
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$405,648	$405,648	$—	$—
Money market funds	507,386	507,386	—	—
Corporate debt securities	—	—	—	—
Certificates of deposit	—	—	—	—
Commercial paper	9,997	—	9,997	—
Marketable securities:
U.S. Treasury securities	16,192	—	16,192	—
Corporate debt securities	1,168,766	—	1,168,766	—
Certificates of deposit	45,164	—	45,164	—
Government-sponsored enterprise securities	13,257	—	13,257	—
Commercial paper	212,719	—	212,719	—
Other non-current assets	2,212	—	—	2,212
Total	$2,381,341	$913,034	$1,466,095	$2,212

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

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Computer equipment	$2,798	$1,757
Furniture, fixtures and other	10,926	4,371
Laboratory equipment	35,543	30,123
Leasehold improvements	163,441	86,735
Construction work in process	3,574	52,396
Total property and equipment, gross	216,282	175,382
Accumulated depreciation	(51,088)	(37,807)
Total property and equipment, net	$165,194	$137,575

Depreciation expense for the three and six months ended June 30, 2022 was $7.3 million and $13.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $3.6 million and $6.3 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Payroll and employee-related costs	$13,906	$23,661
Research costs	52,409	47,986
Licensing fees	177	138
Professional fees	4,266	4,720
Intellectual property costs	4,634	6,120
Accrued property and equipment	4,353	7,113
Other	2,478	1,265
Total	$82,223	$91,003

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

Letters of Credit

As of June 30, 2022, the Company had restricted cash of $16.2 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account, with $4.1 million included in “Prepaid expenses and other current assets” and $12.1 million included in “Restricted cash” on the Company's condensed consolidated balance sheets as of June 30, 2022.

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

Under certain circumstances and if certain contingent future events occur, Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex, is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement defined in Note 7 below. In addition, Vertex has the option to conduct research at their own cost in certain defined areas that, if beneficial to the CTX001, now known as exagamglogene autotemcel, or exa-cel, program and ultimately achieves regulatory approval, then the Company could owe Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the exa-cel program. Refer to Note 7 for further discussion on the Company’s arrangements with Vertex.

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

In October 2019, Vertex exercised the remaining three options granted to it under the 2015 Collaboration Agreement to exclusively license the collaboration targets developed under the 2015 Collaboration Agreement, resulting in a payment of $30.0 million to the Company in the fourth quarter of 2019. In addition, the Company achieved the first milestone under the 2019 Collaboration Agreement in the first quarter of 2020 and, in connection therewith, received a payment of $25.0 million in April 2020. The Company achieved the second milestone under the 2019 Collaboration Agreement in the fourth quarter of 2021 and, in connection therewith, received a payment of $12.5 million in December 2021. As of June 30, 2022, the Company is eligible to receive remaining potential future milestones of $775.0 million under the 2019 Collaboration Agreement.

In April 2021, the Company and Vertex agreed to amend and restate the JDA and entered into an Amended and Restated Joint Development and Commercialization Agreement, or the “A&R Vertex JDCA,” pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex shall lead and have all decision making (i.e., control) in relation to the exa-cel program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to exa-cel only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including exa-cel) that may be researched, developed, manufactured and commercialized on a worldwide basis under such agreement. The transaction contemplated by the A&R Vertex JDCA closed in the second quarter of 2021. The Company is providing certain specified transition services to Vertex in connection with the agreement.

In connection with the closing of the transaction contemplated by the A&R Vertex JDCA, the Company received a $900.0 million up-front payment from Vertex. Additionally, the Company is eligible to receive a one-time $200.0 million milestone payment upon receipt by Vertex of the first marketing approval of the initial product candidate from the U.S. Food and Drug Administration or the European Commission. With respect to exa-cel only, the net profits and net losses, as applicable, incurred under the A&R Vertex JDCA through July 1, 2021 in connection with the initial shared product (i.e., exa-cel) were shared equally between the Company and Vertex, and beginning July 1, 2021, the net profits and net losses, as applicable, incurred under the A&R Vertex JDCA are allocated 40% to the Company and 60% to Vertex. Additionally, the A&R Vertex JDCA allows the Company to defer a portion of its share of costs under the arrangement if spending on the exa-cel program exceeds specified amounts. Any deferred amounts are only payable to Vertex as an offset against future profitability of the exa-cel program and the amounts payable are capped at a specified maximum amount per year.

Accounting for the Vertex Agreements

The 2015 Collaboration Agreement, Amendment No. 1, and JDA are collectively the “2015 Agreements” and the 2019 Collaboration Agreement and Amendment No. 2. are collectively the “2019 Agreements.” The 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, JDA, A&R Vertex JDCA and 2019 Collaboration Agreement are collectively the “Vertex Agreements.”

The Vertex Agreements include components of a customer-vendor relationship as defined under ASC 606, Revenue from Contracts with Customers, or ASC 606, collaborative arrangements as defined under ASC 808, Collaborative Agreements, or ASC 808, and research and development costs as defined under ASC 730, Research and Development, or ASC 730. Additionally, the A&R Vertex JDCA allows the Company to defer a portion of its share of costs under the arrangement if spending on the exa-cel program exceeds specified amounts, which are only payable to Vertex as an offset against future profitability of the exa-cel program up to a maximum amount per year.

Accounting Analysis Under ASC 606

Accounting for the A&R Vertex JDCA

Identification of the Contract

The A&R Vertex JDCA represented a contractual modification to the JDA. For accounting purposes, the A&R Vertex JDCA was treated as a separate contract.

Identification of Performance Obligations

The Company concluded the A&R Vertex JDCA contained a single material promise, an exclusive worldwide license granting Vertex an additional 10% economic interest in the exa-cel program and the right to control development and commercialization of exa-cel, or the “Exa-cel Exclusive License.” The Company concluded the Exa-cel Exclusive License was both capable of being distinct and distinct within the context of the A&R Vertex JDCA, and the Exa-cel Exclusive License was sold at its estimated standalone selling price, or “ESSP.” As such, the Exa-cel Exclusive License represented a separate performance obligation.

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

Allocation of Transaction Price to Performance Obligations

The selling price of the performance obligation was determined based on the Company’s ESSP. The Company developed the ESSP for the Exa-cel Exclusive License with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis.

The ESSP for the Exa-cel Exclusive License was determined to be approximately $900.0 million. The ESSP was determined based on 10% of the probability and present value adjusted cash flows from projected worldwide net profit for exa-cel based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. As the Company determined the Exa-cel Exclusive License was the only performance obligation, the entire transaction price was allocated to the Exa-cel Exclusive License. The aforementioned ESSP reflects the level of risk and expected probability of success inherent in the nature of the associated research area.

Recognition of Revenue

The Company determined that the Exa-cel Exclusive License represented functional intellectual property, as the intellectual property provides Vertex with the ability to perform a function or task in the form of research and development, manufacturing and commercialization. As such, the revenue related to the Exa-cel Exclusive License was recognized at the point in time, which was upon transfer in the second quarter of 2021.

Accounting for the 2019 Agreements

The 2019 Agreements represented a contract modification to the 2015 Agreements. As a result, the 2019 Agreements and the 2015 Agreements are combined for accounting purposes and treated as a single arrangement. Transactions under the 2019 Agreements were not material for the three and six months ended June 30, 2022 and 2021.

The Company determined that all possible variable consideration remaining under the 2019 Agreements resulting from milestones and royalties discussed above was fully constrained as of June 30, 2022. The Company will re-evaluate the transaction price in each reporting period.

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the Vertex Agreements for the three and six months ended June 30, 2022, respectively, was not material. Revenue recognized under the Vertex Agreements for the three and six months ended June 30, 2021, respectively, was $900.2 million and $900.4 million, respectively.

As of June 30, 2022 and December 31, 2021, there was no current deferred revenue related to the collaboration with Vertex. As of June 30, 2022, there was $12.3 million of non-current deferred revenue related to the collaboration with Vertex, which is unchanged from December 31, 2021. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

The Company is eligible to receive additional potential future payments of up to $200.0 million upon receipt by Vertex of the first marketing approval of the initial product candidate from the U.S. Food and Drug Administration or the European Commission. In addition, the Company has the option to conduct research at their own cost in certain defined areas that, if beneficial to the exa-cel program and exa-cel ultimately achieves regulatory approval in such areas, then the Company could be entitled to certain milestone payments aggregating to high eight digits from Vertex.

Each of the remaining milestones are fully constrained as of June 30, 2022. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to exa-cel under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing is included within collaboration expense, net, in the condensed consolidated statements of operations and comprehensive (loss) income.

During the three and six months ended June 30, 2022, the Company recognized $33.9 million and $64.6 million of collaboration expense, net, related to the Vertex Agreements, respectively. Collaboration expense, net, was net of $9.1 million and $16.5 million of reimbursements from Vertex, respectively. During the three and six months ended June 30, 2021, the Company recognized $26.9 million and $46.9 million of collaboration expense, net, related to the Vertex Agreements, respectively. Collaboration expense, net, was net of $12.6 million and $23.2 million of reimbursements from Vertex, respectively.

8. Share Capital

The Company had 150,347,467 authorized common shares as of June 30, 2022, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of
Type of Share Capital	Conditional Capital	June 30, 2022	December 31, 2021
Common shares	Registered share capital	82,028,328	80,321,227
Common shares	Authorized share capital	39,316,975	39,316,975
Common shares	Conditional share capital - Bonds or similar debt instruments	8,202,832	4,919,700
Common shares	Conditional share capital - Employee benefit plans	20,799,332	20,806,433
	Total	150,347,467	145,364,335

Common Share Issuances

At-the-Market Offering

In August 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which the Company was able to offer and sell, from time to time at its sole discretion through Jefferies, as its sales agent, its common shares, or the August 2019 Sales Agreement.

In January 2021, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million. In July 2021, the Company filed a new prospectus supplement with the SEC, which replaced the previous prospectus supplement filed in January 2021, to offer and sell, from time to time, the common shares remaining under the original prospectus supplement having aggregate gross proceeds of up to $419.8 million, or, together with the January 2021 prospectus supplement, the 2021 ATM. As of June 30, 2022, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. No shares were issued and sold under the 2021 ATM for the three and six months ended June 30, 2022.

9. Stock-based Compensation

During the three and six months ended June 30, 2022 and 2021, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$13,829	$16,195	$28,419	$29,040
General and administrative	11,023	12,136	22,178	$21,383
Total	$24,852	$28,331	$50,597	$50,423

Stock option activity

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2021	7,812,982	$58.07
Granted	1,110,439	59.67
Exercised	(652,333)	31.92
Cancelled or forfeited	(469,439)	76.85
Outstanding at June 30, 2022	7,801,649	$59.36
Exercisable at June 30, 2022	4,746,997	$47.11
Vested and expected to vest at June 30, 2022	7,801,649	$59.36

As of June 30, 2022, total unrecognized compensation expense related to stock options was $142.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

Restricted stock activity

The following table summarizes restricted stock activity for the six months ended June 30, 2022:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2021	934,175	$100.14
Granted	419,726	58.38
Vested	(138,269)	85.19
Cancelled or forfeited	(129,763)	92.71
Unvested balance as of June 30, 2022	1,085,869	$86.79

As of June 30, 2022, total unrecognized compensation expense related to unvested restricted common shares was $69.9 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.6 years.

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

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(185,834)	$759,225	$(365,051)	$646,062
Basic weighted-average common shares outstanding	77,513,327	75,826,594	77,306,970	75,418,160
Effect of potentially dilutive securities:
Outstanding options	—	4,149,901	—	4,519,827
Unvested restricted common shares	—	473,461	—	520,868
Diluted weighted-average common shares outstanding	77,513,327	80,449,956	77,306,970	80,458,855
Basic net (loss) income per common share	(2.40)	10.01	(4.72)	8.57
Diluted net (loss) income per common share	(2.40)	9.44	(4.72)	8.03

The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding options	7,801,649	1,936,503	7,801,649	1,483,205
Unvested restricted common shares	1,085,869	385,550	1,085,869	203,335
ESPP	24,947	10,594	24,947	7,946
Total	8,912,465	2,332,647	8,912,465	1,694,486

11. Income Taxes

During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $6.1 million and $9.7 million, respectively, representing an effective tax rate of -3.4% and -2.7%, respectively. During the three and six months ended June 30, 2021, the Company recorded an income tax provision of $4.1 million and $4.7 million, respectively, representing an effective tax rate of 0.5% and 0.7%, respectively. The income tax provision is primarily attributable to the Company’s U.S. subsidiaries. The decrease in the rate for the three and six months ended June 30, 2022 is primarily attributable to the requirement to capitalize research and development costs for tax purposes under the 2017 “Tax Cuts and Jobs Act” (TCJA) which impacts the Company's permanent tax adjustments and the Company's valuation allowance assessment. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

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

Overview

We are a leading gene editing company focused on the development of CRISPR/Cas9-based therapeutics. CRISPR/Cas9 is a revolutionary gene editing technology that allows for precise, directed changes to genomic DNA. The application of CRISPR/Cas9 for gene editing was co-invented by one of our scientific founders, Dr. Emmanuelle Charpentier. Dr. Charpentier and her collaborators published work elucidating how CRISPR/Cas9, a naturally occurring viral defense mechanism found in bacteria, can be adapted for use in gene editing. We are applying this technology to potentially treat a broad set of rare and common diseases. We believe that our scientific expertise, together with our gene-editing approach, may enable an entirely new class of highly active and potentially curative therapies for patients, including those for whom current biopharmaceutical approaches have had limited success.

We have established a portfolio of therapeutic programs in a broad range of disease areas across four core franchises: hemoglobinopathies, oncology, regenerative medicine and in vivo approaches.

Hemoglobinopathies

Our lead product candidate, CTX001, now known as exagamglogene autotemcel, or exa-cel, is an investigational, autologous, gene-edited hematopoietic stem cell therapy that is being evaluated for the treatment of transfusion-dependent beta thalassemia, or TDT, and severe sickle cell disease, or SCD. Exa-cel is being developed under a joint development and commercialization agreement between us and Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex. We and Vertex are investigating exa-cel in two ongoing Phase 3 open-label clinical trials that are designed to assess the safety and efficacy of a single dose of exa-cel in patients ages 12 to 35 with TDT (CLIMB-111) or SCD (CLIMB-121), respectively. Enrollment is complete for both CLIMB-111 and CLIMB-121. We and Vertex have also initiated two additional Phase 3 open-label clinical trials of exa-cel in pediatric patients with TDT (CLIMB-141) and SCD (CLIMB-151). Patients who received exa-cel in CLIMB-111, CLIMB-121, CLIMB-141 or CLIMB-151 will be asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of exa-cel. CLIMB-131 is designed to follow participants for up to 15 years after exa-cel infusion. In the second quarter of 2022, at the European Hematology Association Congress, we presented updated clinical data from CLIMB-111 and CLIMB-121 for 44 patients with TDT and 31 patients with SCD treated with exa-cel. Exa-cel has been granted a number of regulatory designations from the FDA, including RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations for the treatment of both TDT and SCD. Exa-cel has also been granted Orphan Drug Designation from the European Commission, as well as PRIME designation from the European Medicines Agency, for the treatment of both TDT and SCD.

In addition, building upon exa-cel, we have next-generation efforts in targeted conditioning and in vivo editing of hematopoietic stem cells, either of which could broaden the number of patients that can benefit from our therapies.

Immuno-Oncology

We are developing a portfolio of wholly-owned CAR-T cell product candidates based on our gene-editing technology.

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

CTX130. CTX130 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting Cluster of Differentiation 70, or CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being investigated in two ongoing independent Phase 1 single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 in adult patients. The COBALT™-LYM trial is evaluating the safety and efficacy of CTX130 for the treatment of relapsed or refractory T or B cell malignancies. The COBALT-RCC trial is evaluating the safety and efficacy of CTX130 for the treatment of relapsed or refractory renal cell carcinoma. CTX130 for the treatment of T cell lymphoma has received Orphan Drug Designation from the FDA. In the second quarter of 2022, at the European Hematology Association Congress, we released initial clinical data from the ongoing COBALT-LYM trial for 18 patients with T cell lymphoma treated with CTX130 who had reached at least 28 days of follow-up. Also in the second quarter of 2022, we released preliminary clinical data from the COBALT-RCC trial for 14 patients.

Next-generation candidates

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing multiple next-generation CAR-T product candidates, including CTX112TM targeting CD19 and CTX131TM targeting CD70, which incorporate additional edits designed to enhance CAR-T potency. In addition, as we previously disclosed, following our June 2022 disclosure of high-level data from our Phase 1 clinical trial investigating CTX120TM, a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting B-cell maturation antigen, or BCMA, for the treatment of relapsed or refractory multiple myeloma, we announced plans to pivot to a next-generation allogeneic CAR-T targeting BCMA, CTX121TM, which incorporates proprietary edits to enhance the potency of the CAR-T cells.

Regenerative Medicine

Regenerative medicine, or the use of stem cells to repair or replace tissue or organ function lost due to disease, damage or age, holds the potential to treat both rare and common diseases. We are pursuing allogeneic stem cell-derived therapies using CRISPR/Cas9 gene editing to enable immune evasion, improve cell function, and direct cell fate. Our first major effort in this area is in diabetes, and we and ViaCyte, Inc., or ViaCyte, are advancing a series of programs as part of a strategic collaboration for the discovery, development, and commercialization of gene-edited stem cell therapies for the treatment of diabetes.

We have a multi-staged product strategy that leverages our CRISPR/Cas9 platform to advance multiple product candidates incorporating incremental edits designed to increase benefit. Our initial product candidate, VCTX210, is an investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived product candidate for the treatment of type 1 diabetes, or T1D, developed by applying our gene-editing technology to ViaCyte’s proprietary stem cell capabilities. VCTX210 has gene edits designed to promote immune evasion and cell fitness. We and ViaCyte are investigating VCTX210 in an ongoing Phase 1 clinical trial that is designed to assess VCTX210’s safety, tolerability, and immune evasion in patients with T1D. Our next product candidate, VCTX211TM, incorporates additional gene edits that aim to further enhance cell fitness.

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address ~90% of the most prevalent severe monogenic diseases. We have established a leading platform for in vivo gene disruption, starting in the liver. We plan to advance a broad portfolio of programs across both rare and common diseases with this platform, starting with cardiovascular diseases. Gene editing has the potential to shift the treatment paradigm for cardiovascular diseases by recapitulating the proven benefit of natural human genetic variants in a single-dose format. In addition, we continue to develop an expansive whole gene correction platform, starting with lipid nanoparticles, or LNP, plus adeno-associated viral vectors, or AAV, in the liver and advancing to AAV-free, HDR-independent methodologies.

Partnerships

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and accelerate development of programs by accessing specific technologies and/or disease-area expertise. We maintain broad partnerships to develop gene editing-based therapeutics in specific disease areas.

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex pursuant to which, among other things, we are co-developing and preparing to co-commercialize exa-cel for TDT and SCD. In April 2021, we and Vertex agreed to amend and restate our existing joint development and commercialization agreement, pursuant to which, among other things, we will continue to develop and prepare to commercialize exa-cel for TDT and SCD in partnership with Vertex. We also entered into a strategic collaboration and license agreement with Vertex in June 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1.

ViaCyte. We entered into a research and collaboration agreement in September 2018 with ViaCyte to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes, and in July 2021, we entered into a joint development and commercialization agreement with ViaCyte, or the ViaCyte JDCA. In connection with entering into the ViaCyte JDCA, our existing research collaboration agreement with ViaCyte expired in accordance with its terms. Under the ViaCyte JDCA, we and ViaCyte are jointly developing and will commercialize product candidates and shared products for use in the treatment of diabetes type 1, diabetes type 2 and insulin dependent/requiring diabetes, or the ViaCyte Collaboration Field, throughout the world. The ViaCyte JDCA includes, among other things, provisions relating to collaboration and program governance, clinical activities for the product candidates and shared products under the agreement and continuing research by the parties in the ViaCyte Collaboration Field. Unless otherwise mutually agreed, research costs incurred by a party will be solely borne by such party. The program expenses, as originally set forth in the research and collaboration agreement, as applicable, incurred through the date of first commercial sale of a shared product will be allocated 60% to us and 40% to ViaCyte. Following first commercial sale of a shared product, such program expenses will be shared equally between us and ViaCyte. Shared product revenues will be shared equally by us and ViaCyte.

Bayer. We entered into an option agreement in the fourth quarter of 2019 with Bayer pursuant to which Bayer has an option to co-develop and co-commercialize two products that we advance for the diagnosis, treatment or prevention of certain autoimmune disorders, eye disorders, or hemophilia A disorders for a specified period of time, or, under certain circumstances, exclusively license such optioned products.

Other Partnerships. We have entered into a number of additional collaborations and license agreements to support and complement our hematopoietic stem cell, immuno-oncology, regenerative medicine and in vivo programs and platform, including agreements with: Nkarta, Inc. to co-develop and co-commercialize two donor-derived, gene-edited CAR-NK cell product candidates and a product candidate combining NK and T cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered AAV vectors for the treatment of amyotrophic lateral sclerosis and Friedreich’s ataxia; Moffitt Cancer Center and Roswell Park Comprehensive Cancer Center to advance autologous CAR-T programs against new targets; MaxCyte, Inc. on ex vivo delivery for our hemoglobinopathy and immuno-oncology programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics, Inc. on intellectual property for our allogeneic immuno-oncology programs.

Special Note About Coronavirus (COVID-19)

The ongoing COVID-19 pandemic is having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. Since March 2020, we have been evaluating the actual and potential business impacts related to the spread of COVID-19, and we continue to closely monitor actual and potential business impacts as a result of the periodic resurgence of known variants of the COVID-19 virus, identification of new variants of the COVID-19 virus, and related developments. As a result of the ongoing COVID-19 pandemic, we have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business operations, and/or associated timelines. We maintain temporary work-from-home procedures for all employees other than for those personnel and contractors who perform essential activities that must be completed on-site. Our focus remains on promoting employee health and safety while continuing to advance the research and development of our programs and pipeline of product candidates. If negative developments relating to the COVID-19 pandemic continue, we may be required to restrict on-site staff at our offices and laboratories again and at times have limited access to our offices on a temporary and intermittent basis. The ultimate impact of the COVID-19 pandemic on our business operations, including on our ongoing and planned clinical trials, remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to work closely with our third-party vendors, collaborators, and other parties in order to seek to advance our programs and pipeline of product candidates, while keeping the health and safety of our employees and their families, partners, third-party vendors, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of our Annual Report on Form 10-K for further discussion of risks related to the COVID-19 pandemic.

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

While we were in a net income position in certain previous years due to upfront payments associated with our collaborations with Vertex, we have a history of recurring losses and expect to continue to incur losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, defend, protect and expand our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; develop manufacturing infrastructure and conduct related regulatory validation activities; and incur additional costs associated with operating as a public company.

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the three and six months ended June 30, 2022 was not material. Revenue recognized for the three and six months ended June 30, 2021 was $900.7 million and $901.2 million, respectively. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022, as well as Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Our external research and development expenses support our various preclinical and clinical programs, and as such we do not break down external research and development expenses further. Our internal research and development expenses consist of payroll and benefits expenses, facilities expense, and other indirect research and development expenses incurred in support of overall research and development activities and as such are not allocated to a specific development stage or therapeutic area. Research and development costs are expensed as incurred. Nonrefundable advance payments for research and development goods or services to be received in the future are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. At this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of any product candidates we may identify and develop. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

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

Research and development activities are central to our business model. We expect to continue to incur research and development costs consistent with research and development at companies of our size and stage of development, which may increase in the foreseeable future as our current development programs progress, new programs are added and we continue to prepare regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for current and future clinical trials.

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

We expect to continue to incur general and administrative expenses consistent with research and development at companies of our size and stage of development, which may increase in the future to support continued research and development activities, and potential commercialization of our product candidates. In addition, we anticipate ongoing expenses related to the reimbursements of third-party patent related expenses in connection with certain of our in-licensed intellectual property, including related to the appeal of the U.S. Patent and Trademark Office’s Patent and Trial Appeal Board’s February 2022 Decision of Priority and Judgment in an interference declared in June 2019 between Dr. Emmanuelle Charpentier, the University of Vienna and the Regents of the University of California, or collectively, the CVC Group, and the Broad Institute, Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College, or collectively, the Broad, finding that Broad has priority over CVC Group with respect to the subject matter of the interference.

Collaboration Expense, Net

Collaboration expense, net, consists of operating expenses under our collaboration with Vertex. We will continue to incur operating expenses under our collaboration with Vertex in 2022. However, we anticipate that our operating expenses will exceed the specified maximum amount per year set forth in the A&R Vertex JDCA before year end, at which time we may defer a portion of our share of current year operating expenses on the exa-cel program under our collaboration with Vertex.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Period to Period
	2022	2021	Change
Revenue:
Collaboration revenue	$158	$900,202	$(900,044)
Grant revenue	—	499	(499)
Total revenue	158	900,701	(900,543)
Operating expenses:
Research and development	123,223	82,332	40,891
General and administrative	26,273	28,806	(2,533)
Collaboration expense, net	33,922	26,945	6,977
Total operating expenses	183,418	138,083	45,335
(Loss) income from operations	(183,260)	762,618	(945,878)
Other income, net	3,544	750	2,794
Net (loss) income before income taxes	(179,716)	763,368	(943,084)
Provision for income taxes	(6,118)	(4,143)	(1,975)
Net (loss) income	$(185,834)	$759,225	$(945,059)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2022 was not material. Collaboration revenue for the three months ended June 30, 2021 was $900.2 million which was primarily associated with the $900.0 million upfront payment from Vertex in connection with the A&R JDCA. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $123.2 million for the three months ended June 30, 2022, compared to $82.3 million for the three months ended June 30, 2021. The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Period to Period
	2022	2021	Change
External research and development expenses	$55,990	$29,906	$26,084
Employee related expenses	21,681	14,440	7,241
Facility expenses	29,998	20,522	9,476
Stock-based compensation expenses	13,829	16,195	(2,366)
Other expenses	853	588	265
Sublicense and license fees	872	681	191
Total research and development expenses	$123,223	$82,332	$40,891

The increase of approximately $40.9 million was primarily attributable to the following:

•
$26.1 million of increased external research and development costs, primarily associated with production of drug product and increased clinical trial expense associated with our oncology programs;
•
$9.5 million of increased facility-related expenses, primarily related to our new U.S. research and development headquarters located in Boston, Massachusetts; and
•
$7.2 million of increased employee-related expenses primarily due to an increase in headcount to support overall growth.

General and Administrative Expenses

General and administrative expenses were $26.3 million for the three months ended June 30, 2022, consistent with general and administrative expenses of $28.8 million for the three months ended June 30, 2021.

Collaboration Expense, Net

Collaboration expense, net, was $33.9 million for the three months ended June 30, 2022, compared to $26.9 million for the three months ended June 30, 2021. The increase of approximately $7.0 million was primarily attributable to the following:

•
$4.2 million of increased manufacturing costs; and
•
$3.4 million of increased pre-commercial expenses associated with our collaboration with Vertex.

Other Income, Net

Other income was $3.5 million for the three months ended June 30, 2022, compared to $0.8 million of income for the three months ended June 30, 2021. The change was primarily due to interest income earned on cash, cash equivalents and marketable securities for the three months ended June 30, 2022.

Comparison of six months ended June 30, 2022 and 2021(in thousands):

	Six Months Ended June 30,		Period to Period
	2022	2021	Change
Revenue:
Collaboration revenue	$336	$900,404	$(900,068)
Grant revenue	762	836	(74)
Total revenue	1,098	901,240	(900,142)
Operating expenses:
Research and development	241,468	153,971	87,497
General and administrative	54,294	52,303	1,991
Collaboration expense, net	64,568	46,891	17,677
Total operating expenses	360,330	253,165	107,165
(Loss) income from operations	(359,232)	648,075	(1,007,307)
Other income, net	3,907	2,705	1,202
Net (loss) income before income taxes	(355,325)	650,780	(1,006,105)
Provision for income taxes	(9,726)	(4,718)	(5,008)
Net (loss) income	$(365,051)	$646,062	$(1,011,113)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2022 was not material. Collaboration revenue for the six months ended June 30, 2021 was $900.4 million which was primarily associated with the $900.0 million upfront payment from Vertex in connection with the A&R JDCA. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $241.5 million for the six months ended June 30, 2022, compared to $154.0 million for the six months ended June 30, 2021. The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Period to Period
	2022	2021	Change
External research and development expenses	$101,628	$52,336	$49,292
Employee related expenses	42,872	29,197	13,675
Facility expenses	60,778	40,908	19,870
Stock-based compensation expenses	28,419	29,040	(621)
Other expenses	1,230	845	385
Sublicense and license fees	6,541	1,645	4,896
Total research and development expenses	$241,468	$153,971	$87,497

The increase of approximately $87.5 million was primarily attributable to the following:

•
$49.3 million of increased external research and development costs, primarily associated with production of drug product and increased clinical trial expense associated with our oncology programs;
•
$19.9 million of increased facility-related expenses, primarily related to our new U.S. research and development headquarters located in Boston, Massachusetts; and
•
$13.7 million of increased employee-related expenses primarily due to an increase in headcount to support overall growth.

General and Administrative Expenses

General and administrative expenses were $54.3 million for the six months ended June 30, 2022, compared to $52.3 million for the six months ended June 30, 2021. The increase of approximately $2.0 million was primarily attributable to $1.5 million of increased employee-related expenses and an increase of $0.8 million in stock compensation expense.

Collaboration Expense, Net

Collaboration expense, net, was $64.6 million for the six months ended June 30, 2022, compared to $46.9 million for the six months ended June 30, 2021. The increase of approximately $17.7 million was primarily attributable to the following:

•
$10.5 million of increased manufacturing costs; and
•
$5.7 million of increased pre-commercial expenses associated with our collaboration with Vertex.

Other Income, Net

Other income was $3.9 million for the six months ended June 30, 2022, compared to $2.7 million of income for the six months ended June 30, 2021. The change was primarily due to interest income earned on cash, cash equivalents and marketable securities for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents and marketable securities of approximately $2,073.7 million, of which approximately $16.0 million was held outside of the United States.

In August 2019, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In January 2021, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $600.0 million. In July 2021, we filed a new prospectus supplement with the SEC, which replaced the previous prospectus supplement filed in January 2021, to offer and sell, from time to time, the common shares remaining under the original prospectus supplement having aggregate gross proceeds of up to $419.8 million, or, together with the January 2021 prospectus supplement, the 2021 ATM. No shares were issued and sold under the 2021 ATM for the six months ended June 30, 2022.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of June 30, 2022, we had $2,073.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of $561.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, manufacturing activities, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing, defense and intellectual property maintenance costs, and general overhead costs, including costs associated with operating as a public company. We expect to continue to incur operating expenses consistent with research and development at companies of our size and stage of development, which may increase in the future to support continued research and development activities, and potential commercialization of our product candidates.

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

Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including: developing our delivery technologies and our gene-editing technology platform; selecting appropriate product candidates to develop; completing research and preclinical and clinical development of selected product candidates; obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials; developing a sustainable and scalable manufacturing process for product candidates; launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor; obtaining market acceptance of our product candidates, if approved; addressing any competing technological and market developments; negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; maintaining good relationships with our collaborators and licensors; maintaining, defending, protecting and expanding our estate of intellectual property rights, including patents, trade secrets and know-how; and attracting, hiring and retaining qualified personnel.

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Six Months Ended June 30,		Period to Period
	2022	2021	Change
Net cash (used in) provided by operating activities	$(277,195)	$706,339	$(983,534)
Net cash used in investing activities	(170,587)	(461,534)	290,947
Net cash provided by financing activities	21,002	234,434	(213,432)
Effect of exchange rate changes on cash	(95)	10	(105)
Net (decrease) increase in cash	$(426,875)	$479,249	$(906,124)

Operating Activities

Net cash used in operating activities was $277.2 million for the six months ended June 30, 2022, compared to cash provided by operating activities of $706.3 million for the six months ended June 30, 2021. The increase in cash used in operating activities of $983.5 million was primarily driven by an increase in net loss of $1,011.1 million, from net income of $646.1 million for the six months ended June 30, 2021 to net loss of $365.1 million for the six months ended June 30, 2022. The increase in cash used in operations was offset by an increase in non-cash expense of $12.4 million, primarily related to an increase in stock compensation, fixed asset depreciation and amortization of premiums and discounts on marketable securities, as well as a $15.2 million increase in net changes of operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $170.6 million, compared to $461.5 million for the six months ended June 30, 2021. The decrease in net cash used in investing activities consisted primarily of an increase in marketable securities maturities, in addition to a reduction of purchases of marketable securities and property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $21.0 million, compared with $234.4 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 consisted of option exercise proceeds, net of issuance costs. Net cash provided by financing activities for the six months ended June 30, 2021 consisted primarily of $219.9 million in net proceeds from the sale of 1.4 million common shares issued in connection with our 2021 ATM, which was net of $3.1 million of equity issuance costs and $2.2 million of stamp taxes, as well as option exercise proceeds, net of issuance costs. No shares were issued and sold under the 2021 ATM for the six months ended June 30, 2022.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $2,073.7 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022 and 2021.

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

As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risks described in our Annual Report on Form 10-K, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document

10.1*	Employment Agreement, dated May 23, 2022, by and between CRISPR Therapeutics AG and Phuong Khanh Morrow

10.2*	Lease Commencement Date Agreement, dated May 1, 2022, by and between CRISPR Therapeutics AG and 105 W First Street Owner, L.L.C.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

CRISPR Therapeutics AG

Dated: August 8, 2022	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2022	By:	/s/ Brendan Smith
Brendan Smith
Chief Financial Officer
(Principal Financial Officer)