Form 10-Q
period 2022-09-30
CRISPR Therapeutics AG
filed 2022-11-01
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, there were 78,294,139 shares of registrant’s common shares outstanding.

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
•
the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials for exa-cel, CTX110, CTX112TM, CTX130, VCTX210 and VCTX211TM, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$494,151	$923,031
Marketable securities	1,401,824	1,456,098
Accounts receivable	49	305
Prepaid expenses and other current assets	36,679	38,079
Total current assets	1,932,703	2,417,513
Property and equipment, net	166,110	137,575
Marketable securities, non-current	77,147	—
Intangible assets, net	84	125
Restricted cash	12,123	16,913
Operating lease assets	161,507	174,460
Other non-current assets	3,682	5,291
Total assets	$2,353,356	$2,751,877
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$32,114	$14,816
Accrued expenses	102,954	91,003
Deferred revenue, current	—	1,011
Accrued tax liabilities	4,272	724
Operating lease liabilities	11,260	12,158
Other current liabilities	270	171
Total current liabilities	150,870	119,883
Deferred revenue, non-current	12,323	12,323
Operating lease liabilities, net of current portion	230,895	212,872
Other non-current liabilities	5,314	7,339
Total liabilities	399,402	352,417
Commitments and contingencies, see Note 6
Shareholders’ equity:
Common shares, CHF 0.03 par value, 150,347,467 and 145,364,335 shares authorized at September 30, 2022 and December 31, 2021, respectively, 78,428,146 and 77,170,382 shares issued at September 30, 2022 and December 31, 2021, respectively, 78,247,830 and 76,990,066 shares outstanding at September 30, 2022 and December 31, 2021, respectively	2,433	2,391
Treasury shares, at cost, 180,316 shares at September 30, 2022 and at December 31, 2021	(63)	(63)
Additional paid-in capital	2,709,361	2,598,114
Accumulated deficit	(735,515)	(195,915)
Accumulated other comprehensive loss	(22,262)	(5,067)
Total shareholders' equity	1,953,954	2,399,460
Total liabilities and shareholders’ equity	$2,353,356	$2,751,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$94	$329	$430	$900,733
Grant revenue	—	495	762	1,331
Total revenue	94	824	1,192	902,064
Operating expenses:
Research and development	116,622	83,500	358,090	237,472
General and administrative	27,001	23,709	81,295	76,012
Collaboration expense, net	38,859	22,464	103,427	69,354
Total operating expenses	182,482	129,673	542,812	382,838
(Loss) income from operations	(182,388)	(128,849)	(541,620)	519,226
Other income:
Other income, net	7,264	1,101	11,171	3,806
Total other income, net	7,264	1,101	11,171	3,806
Net (loss) income before income taxes	(175,124)	(127,748)	(530,449)	523,032
Benefit (provision) for income taxes	575	595	(9,151)	(4,123)
Net (loss) income	(174,549)	(127,153)	(539,600)	518,909
Foreign currency translation adjustment	(100)	(24)	(195)	(14)
Unrealized loss on marketable securities	(1,820)	(117)	(17,001)	(673)
Comprehensive (loss) income	$(176,469)	$(127,294)	$(556,796)	$518,222

Net (loss) income per common share — basic	$(2.24)	$(1.67)	$(6.96)	$6.85
Basic weighted-average common shares outstanding	78,021,520	76,288,534	77,547,771	75,712,437
Net (loss) income per common share — diluted	$(2.24)	$(1.67)	$(6.96)	$6.44
Diluted weighted-average common shares outstanding	78,021,520	76,288,534	77,547,771	80,554,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2020	73,914,844	$2,277	195,316	$(63)	$2,235,679	$(573,576)	$(83)	$1,664,234
Issuance of common shares, net of issuance costs of $5.4 million	1,353,121	45	—	—	222,130	—	—	222,175
Vesting of restricted shares	109,355	3	—	—	—	—	—	3
Exercise of vested options, net of issuance costs of $1.5 million	342,051	15	—	—	9,769	—	—	9,784
Purchase of common stock under ESPP	11,257	—	—	—	751	—	—	751
Stock-based compensation expense	—	—	—	—	22,092	—	—	22,092
Other comprehensive loss	—	—	—	—	—	—	(378)	(378)
Net loss	—	—	—	—	—	(113,163)	—	(113,163)
Balance at March 31, 2021	75,730,628	$2,340	195,316	$(63)	$2,490,421	$(686,739)	$(461)	$1,805,498
Vesting of restricted shares	3,667	—	—	—	—	—	—	—
Exercise of vested options, net of issuance costs of $0.4 million	344,158	12	—	—	10,897	—	—	10,909
Stock-based compensation expense	—	—	—	—	28,331	—	—	28,331
Other comprehensive loss	—	—	—	—	—	—	(168)	(168)
Net income	—	—	—	—	—	759,225	—	759,225
Balance at June 30, 2021	76,078,453	$2,352	195,316	$(63)	$2,529,649	$72,486	$(629)	$2,603,795
Vesting of restricted shares	96,167	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.4 million	278,227	10	(15,000)	—	8,865	—	—	8,875
Purchase of common stock under ESPP	10,333	—	—	—	1,344	—	—	1,344
Stock-based compensation expense	—	—	—	—	26,199	—	—	26,199
Other comprehensive loss	—	—	—	—	—	—	(141)	(141)
Net loss	—	—	—	—	—	(127,153)	—	(127,153)
Balance at September 30, 2021	76,463,180	$2,366	180,316	$(63)	$2,566,057	$(54,667)	$(770)	$2,512,923

Balance at December 31, 2021	76,990,066	$2,391	180,316	$(63)	$2,598,114	$(195,915)	$(5,067)	$2,399,460
Vesting of restricted shares	123,564	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.2 million	261,280	12	—	—	9,998	—	—	10,010
Purchase of common stock under ESPP	11,495	—	—	—	740	—	—	740
Stock-based compensation expense	—	—	—	—	25,745	—	—	25,745
Other comprehensive loss	—	—	—	—	—	—	(11,826)	(11,826)
Net loss	—	—	—	—	—	(179,217)	—	(179,217)
Balance at March 31, 2022	77,386,405	$2,407	180,316	$(63)	$2,634,597	$(375,132)	$(16,893)	$2,244,916
Vesting of restricted shares	14,705	—	—	—	—	—	—	—
Exercise of vested options, net of issuance costs of $0.2 million	391,053	13	—	—	10,333	—	—	10,346
Stock-based compensation expense	—	—	—	—	24,852	—	—	24,852
Other comprehensive loss	—	—	—	—	—	—	(3,449)	(3,449)
Net loss	—	—	—	—	—	(185,834)	—	(185,834)
Balance at June 30, 2022	77,792,163	$2,420	180,316	$(63)	$2,669,782	$(560,966)	$(20,342)	$2,090,831
Issuance of common shares	12,365	—	—	—	970	—	—	970
Vesting of restricted shares	17,128	1	—	—	—	—	—	1
Exercise of vested options, net of issuance costs of $0.3 million	401,110	12	—	—	12,770	—	—	12,782
Purchase of common stock under ESPP	25,064	—	—	—	1,296	—	—	1,296
Stock-based compensation expense	—	—	—	—	24,543	—	—	24,543
Other comprehensive loss	—	—	—	—	—	—	(1,920)	(1,920)
Net loss	—	—	—	—	—	(174,549)	—	(174,549)
Balance at September 30, 2022	78,247,830	$2,433	180,316	$(63)	$2,709,361	$(735,515)	$(22,262)	$1,953,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net (loss) income	$(539,600)	$518,909
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	18,326	11,692
Equity-based compensation	75,142	76,622
Other non-cash items, net	12,251	9,420
Changes in:
Accounts receivable	256	(8)
Prepaid expenses and other assets	7,062	(18,775)
Accounts payable and accrued expenses	36,261	14,733
Deferred revenue	(762)	(779)
Operating lease assets and liabilities	10,826	19,679
Other liabilities, net	(2,175)	(6,483)
Net cash (used in) provided by operating activities	(382,413)	625,010
Investing activities:
Purchase of property, plant and equipment	(30,997)	(72,522)
Purchases of marketable securities	(923,404)	(1,386,785)
Maturities of marketable securities	871,278	432,593
Net cash used in investing activities	(83,123)	(1,026,714)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	970	213,267
Proceeds from exercise of options and ESPP contributions, net of issuance costs	35,144	31,379
Net cash provided by financing activities	36,114	244,646
Effect of exchange rate changes on cash	(195)	(14)
Decrease in cash	(429,617)	(157,072)
Cash, cash equivalents and restricted cash, beginning of period	939,944	1,185,468
Cash, cash equivalents and restricted cash, end of period	$510,327	$1,028,396
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$4,919	$6,264
Equity issuance costs in accounts payable and accrued expenses	$299	$391
Leasehold improvements paid directly by landlord	$19,252	$—

	As of September 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2022	2021
Cash and cash equivalents	494,151	1,011,548
Prepaid expenses and other current assets	4,053	—
Restricted cash	12,123	16,848
Cash, cash equivalents and restricted cash at end of period	$510,327	$1,028,396

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and nine-month interim periods ended September 30, 2022 and 2021.

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

Beginning in the first quarter of 2022, collaboration costs under the Vertex Agreements accounted for under ASC 808, Collaborative Agreements, or ASC 808, are presented within “collaboration expense, net” in the condensed consolidated statements of operations and comprehensive (loss) income. As a result, collaboration costs under the Vertex Agreements accounted for under ASC 808 for the three and nine months ended September 30, 2021 have been reclassified to conform to the current presentation. No subtotals in the prior interim period’s consolidated condensed financial statements were impacted. Refer to Note 7 to these condensed consolidated financial statements for further discussion on the Vertex Agreements.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 15, 2022.

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

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at September 30, 2022 and December 31, 2021 (in thousands), which are recorded at fair value. The table below excludes $279.9 million and $405.6 million of cash at September 30, 2022 and December 31, 2021, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Cash equivalents:
Money market funds	$37,857	$—	$—	$37,857
Corporate debt securities	20,232	2	(14)	20,220
Certificates of deposit	14,481	—	—	14,481
Commercial paper	141,727	—	(11)	141,716
Total cash equivalents	214,297	2	(25)	214,274
Marketable securities:
U.S. Treasury securities	46,340	—	(15)	46,325
Corporate debt securities	1,102,619	18	(20,742)	1,081,895
Certificates of deposit	44,430	—	—	44,430
Government-sponsored enterprise securities	43,053	21	(627)	42,447
Commercial paper	264,610	—	(736)	263,874
Total marketable securities	1,501,052	39	(22,120)	1,478,971
Total cash equivalents and marketable securities	$1,715,349	$41	$(22,145)	$1,693,245
December 31, 2021
Cash equivalents:
Money market funds	$507,386	$—	$—	$507,386
Commercial paper	9,997	—	(1)	9,996
Total cash equivalents	517,383	—	(1)	517,382
Marketable securities:
U.S. Treasury securities	16,238	6	(52)	16,192
Corporate debt securities	1,173,659	10	(4,903)	1,168,766
Certificates of deposit	45,164	—	—	45,164
Government-sponsored enterprise securities	13,334	—	(77)	13,257
Commercial paper	212,805	—	(86)	212,719
Total marketable securities	1,461,200	16	(5,118)	1,456,098
Total cash equivalents and marketable securities	$1,978,583	$16	$(5,119)	$1,973,480

As of September 30, 2022 and December 31, 2021, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $814.9 million and $1,311.6 million, respectively. As of September 30, 2022 and December 31, 2021, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $506.2 million and $4.6 million, respectively. Of this amount, securities totaling $77.1 million and $0.0 million as of September 30, 2022 and December 31, 2021, respectively, will mature beyond one year. The Company has recorded a net unrealized loss of $1.8 million and $17.0 million during the three and nine months ended September 30, 2022 respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive (loss) income. The Company recorded a net unrealized loss of $0.1 million and $0.7 million during the three and nine months ended September 30, 2021 respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive (loss) income.

The Company determined that there is no material credit risk associated with the above investments as of September 30, 2022. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and nine months ended September 30, 2022 and 2021. No available-for-sale debt securities held as of September 30, 2022 had remaining maturities greater than thirty months.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at
	September 30, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$279,877	$279,877	$—	$—
Money market funds	37,857	37,857	—	—
Corporate debt securities	20,220	—	20,220	—
Commercial paper	141,716	—	141,716	—
Certificates of deposit	14,481	—	14,481	—
Marketable securities:
U.S. Treasury securities	46,325	—	46,325	—
Corporate debt securities	1,081,895	—	1,081,895	—
Certificates of deposit	44,430	—	44,430	—
Government-sponsored enterprise securities	42,447	—	42,447	—
Commercial paper	263,874	—	263,874	—
Other non-current assets	2,212	—	—	2,212
Total	$1,975,334	$317,734	$1,655,388	$2,212
	Fair Value Measurements at
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$405,648	$405,648	$—	$—
Money market funds	507,386	507,386	—	—
Commercial paper	9,997	—	9,997	—
Marketable securities:
U.S. Treasury securities	16,192	—	16,192	—
Corporate debt securities	1,168,766	—	1,168,766	—
Certificates of deposit	45,164	—	45,164	—
Government-sponsored enterprise securities	13,257	—	13,257	—
Commercial paper	212,719	—	212,719	—
Other non-current assets	2,212	—	—	2,212
Total	$2,381,341	$913,034	$1,466,095	$2,212

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

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	September 30,	December 31,
	2022	2021
Computer equipment	$3,479	$1,757
Furniture, fixtures and other	7,850	4,371
Laboratory equipment	36,231	30,123
Leasehold improvements	141,914	86,735
Construction work in process	4,604	52,396
Total property and equipment, gross	194,078	175,382
Accumulated depreciation	(27,968)	(37,807)
Total property and equipment, net	$166,110	$137,575

Depreciation expense for the three and nine months ended September 30, 2022 was $5.0 million and $18.3 million, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $5.3 million and $11.7 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2022	2021
Payroll and employee-related costs	$18,906	$23,661
Research costs	69,485	47,986
Licensing fees	1,239	138
Professional fees	4,834	4,720
Intellectual property costs	3,790	6,120
Accrued property and equipment	3,966	7,113
Other	734	1,265
Total	$102,954	$91,003

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

Letters of Credit

As of September 30, 2022, the Company had restricted cash of $16.2 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account, with $4.1 million included in “Prepaid expenses and other current assets” and $12.1 million included in “Restricted cash” on the Company's condensed consolidated balance sheets as of September 30, 2022.

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

Under certain circumstances and if certain contingent future events occur, Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex, is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement defined in Note 7 below. In addition, Vertex has the option to conduct research at its own cost in certain defined areas that, if beneficial to the exagamglogene autotemcel, or exa-cel, program (formerly known as the CTX001 program) and ultimately achieves regulatory approval, then the Company could owe Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the exa-cel program. Refer to Note 7 for further discussion on the Company’s arrangements with Vertex.

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

In October 2019, Vertex exercised the remaining three options granted to it under the 2015 Collaboration Agreement to exclusively license the collaboration targets developed under the 2015 Collaboration Agreement, resulting in a payment of $30.0 million to the Company in the fourth quarter of 2019. In addition, the Company achieved the first milestone under the 2019 Collaboration Agreement in the first quarter of 2020 and, in connection therewith, received a payment of $25.0 million in April 2020. The Company achieved the second milestone under the 2019 Collaboration Agreement in the fourth quarter of 2021 and, in connection therewith, received a payment of $12.5 million in December 2021. As of September 30, 2022, the Company is eligible to receive remaining potential future milestones of $775.0 million under the 2019 Collaboration Agreement.

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

Accounting for the 2019 Agreements

The 2019 Agreements represented a contract modification to the 2015 Agreements. As a result, the 2019 Agreements and the 2015 Agreements are combined for accounting purposes and treated as a single arrangement. Transactions under the 2019 Agreements were not material for the three and nine months ended September 30, 2022 and 2021.

The Company determined that all possible variable consideration remaining under the 2019 Agreements resulting from milestones and royalties discussed above was fully constrained as of September 30, 2022. The Company will re-evaluate the transaction price in each reporting period.

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the Vertex Agreements for the three and nine months ended September 30, 2022, respectively, was not material. Revenue recognized under the Vertex Agreements for the three and nine months ended September 30, 2021, respectively, was $0.2 million and $900.6 million, respectively.

As of September 30, 2022 and December 31, 2021, there was no current deferred revenue related to the collaboration with Vertex. As of September 30, 2022, there was $12.3 million of non-current deferred revenue related to the collaboration with Vertex, which is unchanged from December 31, 2021. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

Each of the remaining milestones are fully constrained as of September 30, 2022. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

During the three and nine months ended September 30, 2022, the Company recognized $38.9 million and $103.4 million of collaboration expense, net, related to the Vertex Agreements, respectively. Collaboration expense, net, was net of $10.1 million and $26.6 million of reimbursements from Vertex, respectively. During the three and nine months ended September 30, 2021, the Company recognized $22.5 million and $69.4 million of collaboration expense, net, related to the Vertex Agreements, respectively. Collaboration expense, net, was net of $15.8 million and $39.0 million of reimbursements from Vertex, respectively.

8. Share Capital

The Company had 150,347,467 authorized common shares as of September 30, 2022, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of
Type of Share Capital	Conditional Capital	September 30, 2022	December 31, 2021
Common shares	Registered share capital	82,028,328	80,321,227
Common shares	Authorized share capital	39,316,975	39,316,975
Common shares	Conditional share capital - Bonds or similar debt instruments	8,202,832	4,919,700
Common shares	Conditional share capital - Employee benefit plans	20,799,332	20,806,433
	Total	150,347,467	145,364,335

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

As of September 30, 2022, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $168.79 per share for aggregate proceeds of $178.8 million, which were net of equity issuance costs of $2.4 million.

9. Stock-based Compensation

During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$13,311	$14,190	$41,728	$43,230
General and administrative	11,232	12,009	33,414	33,392
Total	$24,543	$26,199	$75,142	$76,622

Stock option activity

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2021	7,812,982	$58.07
Granted	1,143,989	59.84
Exercised	(1,053,443)	32.17
Cancelled or forfeited	(649,697)	82.40
Outstanding at September 30, 2022	7,253,831	$59.93
Exercisable at September 30, 2022	4,637,194	$49.37
Vested and expected to vest at September 30, 2022	7,253,831	$59.93

As of September 30, 2022, total unrecognized compensation expense related to stock options was $121.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.

Restricted stock activity

The following table summarizes restricted stock activity for the nine months ended September 30, 2022:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2021	934,175	$100.14
Granted	714,376	65.66
Vested	(155,397)	86.15
Cancelled or forfeited	(171,978)	92.45
Unvested balance as of September 30, 2022	1,321,176	$84.14

As of September 30, 2022, total unrecognized compensation expense related to unvested restricted common shares was $78.4 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.5 years.

During the third quarter of 2022, the Company granted 150,000 performance stock units with market-based vesting conditions in which the recipient is eligible to receive between zero and 150,000 common shares at the end of a three-year service period based upon achieving a specified average stock price. The expense for these awards is being recognized over the requisite service period. As of September 30, 2022, 150,000 of the performance stock units were unvested.

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

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(174,549)	$(127,153)	$(539,600)	$518,909
Basic weighted-average common shares outstanding	78,021,520	76,288,534	77,547,771	75,712,437
Effect of potentially dilutive securities:
Outstanding options	—	—	—	4,340,103
Unvested restricted common shares	—	—	—	502,142
Diluted weighted-average common shares outstanding	78,021,520	76,288,534	77,547,771	80,554,682
Basic net (loss) income per common share	(2.24)	(1.67)	(6.96)	6.85
Diluted net (loss) income per common share	(2.24)	(1.67)	(6.96)	6.44

The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding options	7,253,831	7,887,772	7,253,831	1,556,588
Unvested restricted common shares	1,321,176	1,016,231	1,321,176	143,617
ESPP	8,673	7,685	8,673	6,578
Total	8,583,680	8,911,688	8,583,680	1,706,783

11. Income Taxes

During the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $0.6 million and an income tax provision of $9.2 million, respectively, representing an effective tax rate of 0.3% and (1.7%), respectively. During the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.6 million and an income tax provision of $4.1 million, respectively, representing an effective tax rate of 0.5% and 0.8%, respectively. The income tax benefit for the three months ended September 30, 2022 and the income tax provision for the nine months ended September 30, 2022 are primarily attributable to the Company's U.S. subsidiaries. The decrease in the rate for the three and nine months ended September 30, 2022 is primarily attributable to the requirement to capitalize research and development costs for tax purposes under the 2017 “Tax Cuts and Jobs Act” (TCJA), which impacts the Company's permanent tax adjustments and the Company's valuation allowance assessment. Additionally, the Company was profitable for the nine months ended September 30, 2021 but is in a loss position for nine months ended September 30, 2022 which causes the tax rate to be negative in the current period. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

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

Hemoglobinopathies

Our lead product candidate, CTX001, now known as exagamglogene autotemcel, or exa-cel, is an investigational, autologous, gene-edited hematopoietic stem cell therapy that is being evaluated for the treatment of transfusion-dependent beta thalassemia, or TDT, and severe sickle cell disease, or SCD. Exa-cel is being developed under a joint development and commercialization agreement between us and Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex. We and Vertex are investigating exa-cel in two ongoing Phase 3 open-label clinical trials that are designed to assess the safety and efficacy of a single dose of exa-cel in patients ages 12 to 35 with TDT (CLIMB-111) or SCD (CLIMB-121), respectively. Enrollment is complete for both CLIMB-111 and CLIMB-121. We and Vertex have also initiated two additional Phase 3 open-label clinical trials of exa-cel in pediatric patients with TDT (CLIMB-141) and SCD (CLIMB-151). Patients who received exa-cel in CLIMB-111, CLIMB-121, CLIMB-141 or CLIMB-151 will be asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of exa-cel. CLIMB-131 is designed to follow participants for up to 15 years after exa-cel infusion. In the second quarter of 2022, at the European Hematology Association Congress, we presented updated clinical data from CLIMB-111 and CLIMB-121 for 44 patients with TDT and 31 patients with SCD treated with exa-cel. Exa-cel has been granted a number of regulatory designations from the U.S. Food and Drug Administration, or FDA, including RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations for the treatment of both TDT and SCD. Exa-cel has also been granted Orphan Drug Designation from the European Commission, as well as PRIME designation from the European Medicines Agency, for the treatment of both TDT and SCD. In the third quarter of 2022, we and Vertex announced that discussions with the FDA have concluded, and the FDA granted exa-cel a rolling review for the potential treatment of SCD and TDT. The exa-cel biologics licensing application will be submitted for rolling review, beginning in November 2022 and the parties expect the submission to be complete by the end of the first quarter of 2023. Discussions were previously completed with the European Medicines Agency and the Medicines and Healthcare products Regulatory Agency on the data required to support marketing applications for exa-cel and such applications are on track for submission by the end of 2022.

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

CTX130. CTX130 is a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting Cluster of Differentiation 70, or CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being investigated in two ongoing independent Phase 1 single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 in adult patients. The COBALT™-LYM trial is evaluating the safety and efficacy of CTX130 for the treatment of relapsed or refractory T or B cell malignancies. The COBALT-RCC trial is evaluating the safety and efficacy of CTX130 for the treatment of relapsed or refractory renal cell carcinoma. CTX130 has received Orphan Drug Designation from the FDA for the treatment of T cell lymphoma and RMAT designation for the treatment of Mycosis Fungoides and Sézary Syndrome (MF/SS). In the second quarter of 2022, at the European Hematology Association Congress, we released initial clinical data from the ongoing COBALT-LYM trial for 18 patients with T cell lymphoma treated with CTX130 who had reached at least 28 days of follow-up. Also in the second quarter of 2022, we released preliminary clinical data from the COBALT-RCC trial for 14 patients.

Next-generation candidates

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing multiple next-generation CAR-T product candidates, including CTX112 targeting CD19 and CTX131TM targeting CD70, which incorporate additional edits designed to enhance CAR-T potency; and in the third quarter of 2022, the Investigational New Drug Application for CTX112 was cleared by the FDA. In addition, as we previously disclosed, following our June 2022 disclosure of high-level data from our Phase 1 clinical trial investigating CTX120TM, a healthy donor-derived gene-edited allogeneic CAR-T investigational therapy targeting B-cell maturation antigen, or BCMA, for the treatment of relapsed or refractory multiple myeloma, we announced plans to pivot to a next-generation allogeneic CAR-T targeting BCMA, CTX121TM, which incorporates proprietary edits to enhance the potency of the CAR-T cells.

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

We have a multi-staged product strategy that leverages our CRISPR/Cas9 platform to advance multiple product candidates incorporating incremental edits designed to increase benefit. Our initial product candidate, VCTX210, is an investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived product candidate for the treatment of type 1 diabetes, or T1D, developed by applying our gene-editing technology to ViaCyte’s proprietary stem cell capabilities. VCTX210 has gene edits designed to promote immune evasion and cell fitness. We and ViaCyte are investigating VCTX210 in an ongoing Phase 1 clinical trial that is designed to assess VCTX210’s safety, tolerability, and immune evasion in patients with T1D. Our next product candidate, VCTX211, an allogeneic, gene-edited, stem cell-derived product candidate for the treatment of T1D, incorporates additional gene edits that aim to further enhance cell fitness. In the third quarter of 2022, the Clinical Trial Application for VCTX211 was cleared by Health Canada.

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

ViaCyte. We entered into a research and collaboration agreement in September 2018 with ViaCyte to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes, and in July 2021, we entered into a joint development and commercialization agreement with ViaCyte, or the ViaCyte JDCA. In connection with entering into the ViaCyte JDCA, our existing research collaboration agreement with ViaCyte expired in accordance with its terms. Under the ViaCyte JDCA, we and ViaCyte are jointly developing and will commercialize product candidates and shared products for use in the treatment of diabetes type 1, diabetes type 2 and insulin dependent/requiring diabetes, or the ViaCyte Collaboration Field, throughout the world. The ViaCyte JDCA includes, among other things, provisions relating to collaboration and program governance, clinical activities for the product candidates and shared products under the agreement and continuing research by the parties in the ViaCyte Collaboration Field. Unless otherwise mutually agreed, research costs incurred by a party will be solely borne by such party. The program expenses, as originally set forth in the research and collaboration agreement, as applicable, incurred through the date of first commercial sale of a shared product will be allocated 60% to us and 40% to ViaCyte. Following first commercial sale of a shared product, such program expenses will be shared equally between us and ViaCyte. Shared product revenues will be shared equally by us and ViaCyte. In the third quarter of 2022, Vertex announced it had acquired ViaCyte.

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

Special Note About Coronavirus (COVID-19)

The ongoing COVID-19 pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices around the world. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and evaluating the actual and potential impacts to our business operations, including on our ongoing and planned clinical trials. We will continue to work closely with our third-party vendors, collaborators, and other parties in order to seek to advance our programs and pipeline of product candidates, while keeping the health and safety of our employees and their families, partners, third-party vendors, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of our Annual Report on Form 10-K for further discussion of risks related to the COVID-19 pandemic.

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

While we were in a net income position in certain previous years due to certain payments associated with our collaborations with Vertex, we have a history of recurring losses and expect to continue to incur losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, defend, protect and expand our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; develop manufacturing infrastructure and conduct related regulatory validation activities; and incur additional costs associated with operating as a public company.

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the three and nine months ended September 30, 2022 was not material. Revenue recognized for the three and nine months ended September 30, 2021 was $0.8 million and $902.1 million, respectively. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022, as well as Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Period to Period
	2022	2021	Change
Revenue:
Collaboration revenue	$94	$329	$(235)
Grant revenue	—	495	(495)
Total revenue	94	824	(730)
Operating expenses:
Research and development	116,622	83,500	33,122
General and administrative	27,001	23,709	3,292
Collaboration expense, net	38,859	22,464	16,395
Total operating expenses	182,482	129,673	52,809
Loss from operations	(182,388)	(128,849)	(53,539)
Other income, net	7,264	1,101	6,163
Loss before income taxes	(175,124)	(127,748)	(47,376)
Benefit for income taxes	575	595	(20)
Net loss	$(174,549)	$(127,153)	$(47,396)

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2022 and 2021 was not material. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $116.6 million for the three months ended September 30, 2022, compared to $83.5 million for the three months ended September 30, 2021. The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Period to Period
	2022	2021	Change
External research and development expenses	$51,243	$26,729	$24,514
Employee related expenses	21,122	8,866	12,256
Facility expenses	27,203	28,283	(1,080)
Stock-based compensation expenses	13,311	14,190	(879)
Other expenses	860	470	390
Sublicense and license fees	2,883	4,962	(2,079)
Total research and development expenses	$116,622	$83,500	$33,122

The increase of approximately $33.1 million was primarily attributable to the following:

•
$24.5 million of increased external research and development costs, primarily associated with production of drug product and increased clinical trial expense associated with our oncology programs; and
•
$12.3 million of increased employee-related expenses primarily due to an increase in headcount to support overall growth; offset by
•
$2.1 million of decreased sublicense and license fees.

General and Administrative Expenses

General and administrative expenses were $27.0 million for the three months ended September 30, 2022, compared to general and administrative expenses of $23.7 million for the three months ended September 30, 2021. The increase in general and administrative expenses of $3.3 million was primarily attributable to increased employee-related expenses.

Collaboration Expense, Net

Collaboration expense, net, was $38.9 million for the three months ended September 30, 2022, compared to $22.5 million for the three months ended September 30, 2021. The increase of approximately $16.4 million was primarily attributable to increased manufacturing and other pre-commercial costs.

Other Income, Net

Other income was $7.3 million for the three months ended September 30, 2022, compared to $1.1 million of income for the three months ended September 30, 2021. The change was primarily due to interest income earned on cash, cash equivalents and marketable securities for the three months ended September 30, 2022.

Comparison of nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Period to Period
	2022	2021	Change
Revenue:
Collaboration revenue	$430	$900,733	$(900,303)
Grant revenue	762	1,331	(569)
Total revenue	1,192	902,064	(900,872)
Operating expenses:
Research and development	358,090	237,472	120,618
General and administrative	81,295	76,012	5,283
Collaboration expense, net	103,427	69,354	34,073
Total operating expenses	542,812	382,838	159,974
(Loss) income from operations	(541,620)	519,226	(1,060,846)
Other income, net	11,171	3,806	7,365
Net (loss) income before income taxes	(530,449)	523,032	(1,053,481)
Provision for income taxes	(9,151)	(4,123)	(5,028)
Net (loss) income	$(539,600)	$518,909	$(1,058,509)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2022 was not material. Collaboration revenue for the nine months ended September 30, 2021 was $900.7 million which was primarily associated with the $900.0 million upfront payment from Vertex in connection with the A&R Vertex JDCA. Please refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $358.1 million for the nine months ended September 30, 2022, compared to $237.5 million for the nine months ended September 30, 2021. The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Period to Period
	2022	2021	Change
External research and development expenses	$152,850	$79,041	$73,809
Employee related expenses	63,994	35,177	28,817
Facility expenses	87,981	72,045	15,936
Stock-based compensation expenses	41,728	43,230	(1,502)
Other expenses	2,112	1,372	740
Sublicense and license fees	9,425	6,607	2,818
Total research and development expenses	$358,090	$237,472	$120,618

The increase of approximately $120.6 million was primarily attributable to the following:

•
$73.8 million of increased external research and development costs, primarily associated with production of drug product and increased clinical trial expense associated with our oncology programs;
•
$28.8 million of increased employee-related expenses primarily due to an increase in headcount to support overall growth; and
•
$15.9 million of increased facility-related expenses, primarily related to our new U.S. research and development headquarters located in Boston, Massachusetts.

General and Administrative Expenses

General and administrative expenses were $81.3 million for the nine months ended September 30, 2022, compared to $76.0 million for the nine months ended September 30, 2021. The increase of approximately $5.3 million was primarily attributable to increased employee-related expenses.

Collaboration Expense, Net

Collaboration expense, net, was $103.4 million for the nine months ended September 30, 2022, compared to $69.4 million for the nine months ended September 30, 2021. The increase of approximately $34.0 million was primarily attributable to the following:

•
$19.7 million of increased manufacturing costs;
•
$9.6 million of increased pre-commercial expenses associated with our collaboration with Vertex; and
•
$4.7 million of increased other costs.

Other Income, Net

Other income was $11.2 million for the nine months ended September 30, 2022, compared to $3.8 million of income for the nine months ended September 30, 2021. The change was primarily due to interest income earned on cash, cash equivalents and marketable securities for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and marketable securities of approximately $1,973.1 million, of which approximately $29.2 million was held outside of the United States.

In August 2019, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In January 2021, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $600.0 million. In July 2021, we filed a new prospectus supplement with the SEC, which replaced the previous prospectus supplement filed in January 2021, to offer and sell, from time to time, the common shares remaining under the original prospectus supplement having aggregate gross proceeds of up to $419.8 million, or, together with the January 2021 prospectus supplement, the 2021 ATM. As of September 30, 2022, we have issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $168.79 per share for aggregate proceeds of $178.8 million, which were net of equity issuance costs of $2.4 million.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of September 30, 2022, we had $1,973.1 million in cash, cash equivalents and marketable securities and an accumulated deficit of $735.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

Because most of our programs are still in early stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development, manufacture and commercialization of any current or future product candidates, if approved, or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity financings, debt financings and payments received in connection with our collaboration agreements. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable to us to do so. However, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event, including resulting from the continued spread of the coronavirus, could materially and adversely affect our business and the value of our common shares. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Nine Months Ended September 30,		Period to Period
	2022	2021	Change
Net cash (used in) provided by operating activities	$(382,413)	$625,010	$(1,007,423)
Net cash used in investing activities	(83,123)	(1,026,714)	943,591
Net cash provided by financing activities	36,114	244,646	(208,532)
Effect of exchange rate changes on cash	(195)	(14)	(181)
Net decrease in cash	$(429,617)	$(157,072)	$(272,545)

Operating Activities

Net cash used in operating activities was $382.4 million for the nine months ended September 30, 2022, compared to cash provided by operating activities of $625.0 million for the nine months ended September 30, 2021. The increase in cash used in operating activities of $1,007.4 million was primarily driven by an increase in net loss of $1,058.5 million, from net income of $518.9 million for the nine months ended September 30, 2021 to net loss of $539.6 million for the nine months ended September 30, 2022. The increase in cash used in operations was offset by an increase in non-cash expense of $8.0 million, primarily related to an increase in fixed asset depreciation and amortization of premiums and discounts on marketable securities, as well as a $43.1 million increase in net changes of operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $83.1 million, compared to $1,026.7 million for the nine months ended September 30, 2021. The decrease in net cash used in investing activities consisted primarily of an increase in marketable securities maturities, in addition to a reduction of purchases of marketable securities and property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $36.1 million, compared with $244.6 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of option exercise proceeds, net of issuance costs. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted primarily of $219.9 million in net proceeds from the sale of 1.4 million common shares issued in connection with our 2021 ATM, which was net of $3.1 million of equity issuance costs and $2.2 million of stamp taxes, as well as option exercise proceeds, net of issuance costs.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $1,973.1 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2022 and 2021.

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

As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRISPR Therapeutics AG

Dated: November 1, 2022	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2022	By:	/s/ Brendan Smith
Brendan Smith
Chief Financial Officer
(Principal Financial Officer)