Form 10-K
period 2022-12-31
CRISPR Therapeutics AG
filed 2023-02-21
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $4.3 billion, based on the closing price on the Nasdaq Global Market of the Registrant’s common shares on June 30, 2022 (the last trading day of the Registrant’s second fiscal quarter of 2022).

The number of the Registrant’s common shares outstanding as of February 16, 2023 was 78,646,679.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual General Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Report.

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
•
Our CRISPR/Cas9 gene editing product candidates are based on a relatively new gene editing technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. There have only been a limited number of clinical trials of product candidates based on gene editing technology and no gene editing products have been approved in the United States or in the European Union.
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
•
Our business may be adversely affected by a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing coronavirus pandemic and the emergence of additional variants.
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
•
If we are unable to obtain or protect intellectual property rights related to our proprietary gene editing technology and product candidates, we may not be able to compete effectively in our markets.
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

“CRISPR Therapeutics®” standard character mark and design logo, “COBALTTM,” “CRISPRXTM,” “CRISPR TXTM,” “CTX001TM,” “CTX110®,” “CTX112TM,” “CTX120TM,” “CTX121TM,” “CTX130TM,” “CTX131TM,” “CTX310TM,” “CTX320TM,” “CTX330TM,” “VCTX210TM” and “VCTX211TM,” are trademarks and registered trademarks of CRISPR Therapeutics AG. All other trademarks and registered trademarks contained in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

Special Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the safety, efficacy and clinical progress of our various clinical programs, including those for exa-cel (formerly known as CTX001), CTX110, CTX112, CTX130, CTX131, VCTX210 and VCTX211;
•
the status of clinical trials, development timelines and discussions with regulatory authorities related to product candidates under development by us and our collaborators;
•
the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and Investigational New Drug application-enabling studies;
•
the actual or potential benefits of FDA designations, such as orphan drug, fast track and regenerative medicine advanced therapy, or such European equivalents, including the PRIority MEdicines, or PRIME, designation, as well as anticipated regulatory filings for exa-cel and the timing of such regulatory submissions to the FDA;
•
our ability to advance product candidates into, and successfully complete, clinical trials;
•
the size and growth potential of the markets for our product candidates and our ability to serve those markets;
•
the rate and degree of market acceptance of our product candidates and the success of competing therapies that are or become available;
•
our plan to validate our cell therapy manufacturing facility to enable us to produce clinical cell therapy product supply in the future;
•
our intellectual property coverage and positions, including those of our licensors and third parties as well as the status and potential outcome of proceedings involving any such intellectual property;
•
our anticipated expenses, ability to obtain funding for our operations and the sufficiency of our cash resources;
•
the therapeutic value, development, and commercial potential of CRISPR/Cas9 gene editing technologies and therapies; and
•
potential impacts due to the coronavirus pandemic on our business, financial condition and results of operations.

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

PART I

Item 1. Business.

BUSINESS

Overview

We are a leading gene editing company focused on the development of CRISPR/Cas9-based therapeutics. CRISPR/Cas9 stands for Clustered Regularly Interspaced Short Palindromic Repeats (CRISPR)/CRISPR-associated protein 9 (Cas9) and is a revolutionary technology for gene editing, the process of precisely altering specific sequences of genomic DNA. We aim to apply this technology to disrupt, delete, correct and insert genes to treat genetically defined diseases and to engineer advanced cellular therapies. We believe that our scientific expertise, together with our gene editing approach, may enable an entirely new class of highly effective and potentially curative therapies for patients with both rare and common diseases for whom current biopharmaceutical approaches have had limited success.

The use of CRISPR/Cas9 for gene editing was derived from a naturally occurring viral defense mechanism in bacteria and was co-invented by one of our scientific founders, Dr. Emmanuelle Charpentier, the Acting and Founding Director of the Max Planck Unit for the Science of Pathogens in Berlin, Germany. Dr. Charpentier and her collaborators published work elucidating the mechanism by which the Cas9 endonuclease, a key component of CRISPR/Cas9, can be programmed to cut double-stranded DNA at specific locations. Dr. Charpentier and her collaborator, Dr. Jennifer Doudna of the University of California, Berkeley, shared the 2020 Nobel Prize in Chemistry for their groundbreaking work. We have acquired rights to the intellectual property encompassing CRISPR/Cas9 and related technologies from Dr. Charpentier and continue to strengthen our intellectual property estate through our own research and additional in-licensing efforts, furthering our leadership in the development of CRISPR/Cas9-based therapeutics.

We have established a portfolio of therapeutic programs in a broad range of disease areas across four core franchises: hemoglobinopathies, immuno-oncology, regenerative medicine and in vivo approaches. Our most advanced programs target the genetically defined diseases transfusion-dependent beta thalassemia, or TDT, and severe sickle cell disease, or SCD, two hemoglobinopathies with high unmet medical need. We are also progressing several gene-edited allogeneic cell therapy programs, including allogeneic chimeric antigen receptor T cell, or CAR T, candidates for the treatment of hematological and solid tumor cancers, and investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived therapies for the treatment of type 1 diabetes, or T1D. In addition, we are advancing multiple programs leveraging in vivo editing approaches, initially for the treatment and prevention of cardiovascular disease.

Our product development and partnership strategies are designed to exploit the full potential of the CRISPR/Cas9 platform while maximizing the probability of successfully developing our product candidates. For our most advanced product candidates, we have taken an ex vivo approach in which we edit cells outside of the human body using CRISPR/Cas9 before administering them to the patient. In contrast, for our in vivo editing programs, we deliver the CRISPR/Cas9-based therapeutic directly to target cells within the human body.

Hemoglobinopathies

Our lead product candidate, exagamglogene autotemcel, or exa-cel, formerly known as CTX001, is an investigational, autologous, ex vivo CRISPR gene-edited hematopoietic stem cell therapy that is being evaluated for patients suffering from TDT or severe SCD, in which a patient’s hematopoietic stem cells are engineered ex vivo to produce high levels of fetal hemoglobin (HbF; hemoglobin F) in red blood cells. HbF is a form of the oxygen-carrying hemoglobin that is naturally present at birth and is then replaced by the adult form of hemoglobin. The elevation of HbF by exa-cel has the potential to eliminate transfusion requirements for TDT patients and painful and debilitating vaso-occlusive crises for SCD patients. Exa-cel is being developed under a joint development and commercialization agreement between us and Vertex Pharmaceuticals Incorporated, or Vertex.

We and Vertex are investigating exa-cel in two ongoing Phase 1/2/3 open-label clinical trials that are designed to assess the safety and efficacy of a single dose of exa-cel in patients ages 12 to 35 with TDT (CLIMB-111) or SCD (CLIMB-121), respectively. Enrollment is complete for both CLIMB-111 and CLIMB-121. We and Vertex have also initiated two additional Phase 3 open-label clinical trials of exa-cel in pediatric patients with TDT (CLIMB-141) and SCD (CLIMB-151). Patients who received exa-cel in CLIMB-111, CLIMB-121, CLIMB-141 or CLIMB-151 will be asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of exa-cel. CLIMB-131 is designed to follow participants for up to 15 years after exa-cel infusion. In the second and fourth quarters of 2022, at the European Hematology Association Congress and American Society of Hematology Annual Meeting, respectively, we presented updated clinical data from CLIMB-111 and CLIMB-121 for 44 patients with TDT and 31 patients with SCD treated with exa-cel. For additional information regarding the clinical data, please see “Our Lead Hemoglobinopathies Product Candidate—exa-cel.”

Exa-cel has been granted a number of regulatory designations from the U.S. Food and Drug Administration, or FDA, specifically Regenerative Medicine Advanced Therapy, or RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations for the treatment of both TDT and SCD. Exa-cel has also been granted Orphan Drug Designation from the European Commission, as well as the PRIority MEdicines, or PRIME, designation from the European Medicines Agency, or EMA, for the treatment of both TDT and SCD. For additional information regarding the impact of regulatory designations, please see “Business—Government Regulations .”

In December 2022, we and Vertex completed regulatory submissions for exa-cel with the EMA and the Medicines and Healthcare products Regulatory Agency, or MHRA, in the EU and the UK, respectively, and both the EMA and the MHRA have validated the Marketing Authorization Application, or MAA, respectively. In addition, we and Vertex initiated the rolling submission of our Biologics Licensing Application, or BLA, in the United States in November 2022 and expect to complete the submission by the end of the first quarter of 2023.

Finally, building upon exa-cel, we have next-generation efforts in targeted conditioning regimens and in vivo editing of hematopoietic stem cells, either of which could broaden the number of patients that could benefit from our therapies.

Immuno-Oncology

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile compared to current autologous therapies and allow accessibility to broader patient populations. Drawing from the ex vivo gene editing capabilities gained through our lead programs, we are advancing several immuno-oncology cell therapy programs, including allogeneic CAR T programs targeting CD19 and CD70.

CD19 Franchise

CTX110, our lead immuno-oncology product candidate, is a healthy donor-derived gene-edited allogeneic CAR T investigational therapy targeting Cluster of Differentiation 19, or CD19. We are investigating CTX110 in our CARBON clinical trials, which are designed to assess the safety and efficacy of CTX110 in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy. CTX110 has been granted RMAT designation by the FDA.

The Phase 1 CARBON clinical trial is being conducted in two parts – Part A and Part B. In Part A of the Phase 1 CARBON clinical trial, or Phase 1 Part A, patients were infused with a single dose of CTX110 across escalating dose levels following a standard lymphodepletion regimen, with an option to re-dose CTX110 based on clinical benefit. In Part B of the Phase 1 CARBON clinical trial, or Phase 1 Part B, patients received CTX110 at Dose Level (DL) 4 following standard lymphodepletion, as well as a consolidation dose of CTX110 at the same dose level between four and eight weeks after the initial dose for patients that demonstrated clinical benefit.

In the fourth quarter of 2022, we presented updated clinical data from Phase 1 Part A for 32 patients treated with CTX110, which showed the potential for CTX110 to achieve long-term durable complete remissions, or CRs, with a positively differentiated safety profile in heavily pre-treated patients, and described emerging data from Phase 1 Part B, which showed an encouraging efficacy profile with the potential to improve efficacy with the use of a consolidation dose. For additional information regarding the clinical data, please see “Our Lead Immuno-Oncology Product Candidate—CTX110.” Based on this emerging data from our Phase 1 CARBON clinical trial and discussions with regulatory agencies, we have expanded CARBON to include a Phase 2, potentially registrational, single-arm, multi-center, open-label clinical trial that incorporates consolidation dosing. We have begun dosing patients in this pivotal arm.

In parallel with CTX110, we are advancing CTX112, a next-generation investigational, allogeneic CAR T product candidate targeting CD19. CTX112 includes two additional edits beyond CTX110, making use of the fact that our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. These edits target the genes encoding Regnase-1 and transforming growth factor-beta receptor type 2 (TGFBR2) with the aim of enhancing CAR T potency and reducing CAR T exhaustion. In the fourth quarter of 2022, the Investigational New Drug, or IND, application for CTX112 was cleared by the FDA.

CD70 Franchise

CTX130 is a healthy donor-derived gene-edited allogeneic CAR T investigational therapy targeting Cluster of Differentiation 70, or CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being investigated in two ongoing independent Phase 1, single-arm, multi-center, open-label clinical trials that are designed to assess the safety and efficacy of several dose levels of CTX130 in adult patients. The COBALT-LYM trial is evaluating the safety and efficacy of CTX130 for the treatment of relapsed or refractory T or B cell malignancies. The COBALT-RCC trial is evaluating the safety and efficacy of CTX130 for the treatment of relapsed or refractory clear cell renal cell carcinoma. CTX130 has received Orphan Drug Designation from the FDA for the treatment of T cell lymphoma and RMAT designation for the treatment of Mycosis Fungoides and Sézary Syndrome (MF/SS), subtypes of Cutaneous T cell Lymphoma (CTCL). In the second quarter of 2022, at the European Hematology Association Congress, we released initial clinical data from the ongoing COBALT-LYM trial for 18 patients with T cell lymphoma treated with CTX130 who had reached at least 28 days of follow-up. Also, in the fourth quarter of 2022, at the Society of Immuno-therapy in Cancer Annual Meeting, we released initial clinical data from the COBALT-RCC trial for 14 patients. For additional information regarding the clinical data, please see “CTX130.”

In parallel with CTX130, we are advancing CTX131, a next-generation investigational, allogeneic CAR T product candidate targeting CD70 for the potential treatment of both solid tumors and certain hematologic malignancies. CTX131 includes two additional edits beyond CTX130. These edits, the same used in CTX112, target the genes encoding Regnase-1 and TGFBR2 with the aim of enhancing CAR T potency and reducing CAR T exhaustion; and in the first quarter of 2023, the IND for CTX131 was cleared by the FDA.

Additional candidates

We are advancing several additional CAR T product candidates. For two such candidates, we have developed an innovative partnership model with leading cancer centers to validate the novel targets Cluster of Differentiation 83, or CD83, and glypican-3, or GPC3, in the clinic. In partnership with Moffitt Cancer Center, we are advancing an autologous CAR T candidate targeting CD83, which has potential to treat acute myeloid leukemia and other oncology and autoimmune indications. With Roswell Park Comprehensive Cancer Center, we are advancing a gene-edited, autologous CAR T candidate targeting GPC3, expressed in hepatocellular carcinoma. In both cases, our academic partners will conduct manufacturing and first-in-human clinical trials. This structure will enable us to assess the safety and activity of these targets rapidly. Based on the clinical results, we can choose to continue advancing these autologous programs internally or develop allogeneic versions to expand the opportunity further. In addition, beyond CAR T, we formed a collaboration with Nkarta, Inc., or Nkarta, that brings together our gene editing technology and cell therapy expertise with Nkarta’s leading natural killer (NK) cell discovery, development and manufacturing capabilities. As part of that collaboration we and Nkarta are co-developing and co-commercializing a donor-derived, gene-edited CAR-NK cell product candidate targeting CD70.

Regenerative Medicine

Regenerative medicine, or the use of stem cells to repair or replace tissue or organ function lost due to disease, damage or age, holds great potential to treat both rare and common diseases. Building upon our ex vivo gene editing expertise, we have expanded our efforts in this field with a focus on allogeneic stem cell-derived therapies gene edited using CRISPR/Cas9 to enable immune evasion, improve cell function, and direct cell fate. Our first major effort in this area is in diabetes, and we and ViaCyte, Inc., which was acquired by Vertex in the third quarter of 2022, or ViaCyte, are advancing a series of programs as part of a strategic collaboration for the discovery, development and commercialization of gene-edited stem cell therapies for the treatment of diabetes. We believe the combination of ViaCyte’s stem cell capabilities and our gene editing capabilities has the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without requiring concurrent immune suppression.

We have a multi-staged product strategy that leverages our CRISPR/Cas9 platform to advance multiple product candidates incorporating incremental edits designed to increase benefit. Our initial product candidate, VCTX210, is an investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived product candidate for the treatment of T1D developed by applying our gene editing technology to ViaCyte’s proprietary stem cell capabilities. VCTX210 has gene edits designed to promote immune evasion and cell fitness. We and ViaCyte are investigating VCTX210 in an ongoing Phase 1 clinical trial that is designed to assess VCTX210’s safety, tolerability, and immune evasion in patients with T1D, and are in the follow-up stage for this clinical trial. Our next generation product candidate, VCTX211, is an investigational, allogeneic, gene-edited, stem cell-derived product candidate for the treatment of T1D, which incorporates additional gene edits that aim to further enhance cell fitness. In the fourth quarter of 2022, the Clinical Trial Application for VCTX211 was cleared by Health Canada and the Phase 1/2 clinical trial is ongoing.

In Vivo

In addition to our ex vivo programs, we are pursuing a number of in vivo gene editing programs. Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases. We have established a leading platform for in vivo gene disruption, starting in the liver. We plan to advance a broad portfolio of programs across both rare and common diseases with this platform, starting with cardiovascular diseases, or CVD. Our lead investigational in vivo programs, CTX310 and CTX320, target angiopoietin-related protein 3 (ANGPTL3) and lipoprotein(a) (Lp(a)), respectively, two validated targets for CVD. Gene editing has the potential to shift the treatment paradigm for CVD by recapitulating the proven benefit of natural human genetic variants in a single-dose format. In addition, we continue to develop an expansive whole gene correction platform, starting with using lipid nanoparticles, or LNP, and adeno-associated viral vectors, or AAV, in the liver and advancing to AAV-free, homology-directed repair (HDR)-independent methodologies.

CRISPR-X

While we have made significant progress with our current portfolio of programs, we recognize that we need to continue to innovate to unlock the full potential of CRISPR gene editing and bring the potential of transformative therapies to even more patients. In 2022, we launched a new early-stage research team known as CRISPR-X that focuses on innovative research to develop next-generation editing modalities. CRISPR-X focuses on technologies to enable whole gene correction and insertion without requiring HDR or viral delivery of DNA, such as all-RNA gene correction, non-viral delivery of DNA and novel gene insertion techniques.

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

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex pursuant to which, among other things, we are co-developing and preparing to co-commercialize exa-cel for TDT and SCD. In April 2021, we and Vertex amended and restated our existing joint development and commercialization agreement, pursuant to which, among other things, we will continue to develop and prepare to commercialize exa-cel for TDT and SCD in partnership with Vertex. We also entered into a strategic collaboration and license agreement with Vertex in June 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1.

ViaCyte. We entered into a research and collaboration agreement in September 2018 with ViaCyte to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes, and in July 2021, we entered into a joint development and commercialization agreement with ViaCyte, or the ViaCyte JDCA. In connection with entering into the ViaCyte JDCA, our existing research collaboration agreement with ViaCyte expired in accordance with its terms. Under the ViaCyte JDCA, we and ViaCyte are jointly developing and will commercialize product candidates and shared products for use in the treatment of diabetes type 1, diabetes type 2 and insulin dependent/requiring diabetes, or the ViaCyte Collaboration Field, throughout the world. The ViaCyte JDCA includes, among other things, provisions relating to collaboration and program governance, clinical activities for the product candidates and shared products under the agreement and continuing research by the parties in the ViaCyte Collaboration Field. Unless otherwise mutually agreed, research costs incurred by a party will be solely borne by such party. The program expenses, as originally set forth in the research and collaboration agreement, as applicable, incurred through the date of first commercial sale of a shared product will be allocated 60% to us and 40% to ViaCyte. Following first commercial sale of a shared product, such program expenses will be shared equally between us and ViaCyte. Shared product revenues will be shared equally by us and ViaCyte. In the third quarter of 2022, Vertex announced it had acquired ViaCyte and the rights to the ViaCyte Collaboration Field.

Bayer. We entered into an option agreement in the fourth quarter of 2019 with Bayer Healthcare LLC, or Bayer, pursuant to which Bayer has an option to co-develop and co-commercialize two products that we advance for the diagnosis, treatment, or prevention of certain autoimmune disorders, eye disorders, or hemophilia A disorders for a specified period of time, or, under certain circumstances, exclusively license such optioned products.

Other Partnerships. We have entered into a number of additional collaborations and license agreements to support and complement our hematopoietic stem cell, immuno-oncology, regenerative medicine and in vivo programs and platform, including agreements with: Nkarta to co-develop and co-commercialize two donor-derived, gene-edited CAR-NK cell product candidates and a product candidate combining NK and T cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered AAV vectors for the treatment of amyotrophic lateral sclerosis and Friedreich’s ataxia; Moffitt Cancer Center and Roswell Park Comprehensive Cancer Center to advance autologous CAR T programs against new targets; MaxCyte, Inc. on ex vivo delivery for our hemoglobinopathy and immuno-oncology programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics, Inc. on intellectual property for our allogeneic immuno-oncology programs.

Our mission is to create transformative gene-based medicines for serious human diseases. We believe that our highly experienced team, together with our scientific expertise, product development strategy, partnerships and intellectual property, position us as a leader in the development of CRISPR-based therapeutics.

Gene Editing Background

There are thousands of diseases caused by aberrant DNA sequences. Traditional small molecule and biologic therapies have had limited success in treating many of these diseases because they fail to address the underlying genetic causes. Newer approaches such as RNA therapeutics and viral gene therapy more directly target the genes related to disease, but each has clear limitations. RNA-based therapies, such as mRNA and siRNA, face challenges with repeat dosing and related toxicities. Non-integrating viral gene therapy platforms, such as AAV, may have limited durability because they do not permanently change the genome and have limited efficacy upon re-administration due to resulting immune responses. Integrating viral gene therapy platforms, such as lentivirus, permanently alter the genome but do so randomly, which leads to the potential for undesirable mutations. Additionally, cells may recognize the transduced genes as foreign and respond by reducing their expression, limiting their efficacy. Thus, while our understanding of genetic diseases has increased since the mapping of the human genome, our ability to treat them effectively has been limited.

We believe gene editing has the potential to enable a next generation of therapeutics and provide potentially curative therapies to many genetic diseases through precise gene modification. Furthermore, the ability to alter DNA sequences precisely has applications beyond the treatment of genetically defined diseases. CRISPR/Cas9 gene editing could also enable the engineering of cell-based therapies to make them more efficacious, safer and available to a broader group of patients. Cell therapies have already begun to make a meaningful impact in certain diseases and gene editing could help accelerate that progress across diverse disease areas, including oncology and diabetes.

The process of gene editing involves precisely altering DNA sequences within the genomes of cells using enzymes to cut the DNA at specific locations. After a cut is made, natural cellular processes repair the DNA to either silence or correct undesirable sequences, potentially reversing their negative effects. Importantly, because the genome itself is modified in this process, the change is permanent in the patient. Earlier generations of gene editing technologies, such as zinc finger nucleases, or ZFNs, transcription-activator like effector nucleases, or TALENs, and meganucleases, rely on engineered protein-DNA interactions to govern the location of editing. While these systems were an important first step to demonstrate the potential of gene editing, their development has been challenging in practice due to the complexity of engineering protein-DNA interactions. In contrast, CRISPR/Cas9 is guided by RNA-DNA interactions, which are more predictable and straightforward to engineer and apply. As a result, we have continued to invest in broadening our CRISPR platform so we can employ a variety of technologies as appropriate.

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

Once the DNA is cut, the cell uses naturally occurring DNA repair mechanisms to rejoin the cut ends. If a single cut is made, a process called non-homologous end joining can result in the addition or deletion of base pairs, disrupting the original DNA sequence and causing gene inactivation. A larger fragment of DNA can also be deleted by using two guide RNAs that target separate sites. After cleavage at each site, non-homologous end joining unites the separate ends, deleting the intervening sequence. Alternatively, if a DNA template is added alongside the CRISPR/Cas9 machinery, the cell can correct a gene or even insert a new gene through a process called homology-directed repair.

CRISPR/Cas9 gene editing

We believe that CRISPR/Cas9 is a versatile technology that can be used to disrupt, delete, correct or insert genes. We intend to take advantage of the versatility and modularity of the CRISPR/Cas9 system to adapt and rapidly customize individual components for specific disease applications. Consequently, we believe that CRISPR/Cas9 may form the basis of a new class of therapeutics with the potential to treat both rare and common diseases. Given the advantages of CRISPR/Cas systems, multiple academic groups have developed new technologies based on CRISPR/Cas9, such as base editing and prime editing. While still nascent, such new CRISPR/Cas-based technologies could have advantages over existing gene editing technologies, including CRISPR/Cas9 technologies, in select applications. As a result, we have continued to invest in broadening our CRISPR platform so we can employ a variety of technologies as appropriate.

Our Pipeline

The following table summarizes the status of our product development pipeline:

Program	Research	IND-enabling	Clinical	Marketed	Partner	Structure
Hemoglobin-opathies	Exa-cel: β-thalassemia	■	■	■		VERTEX	Collaboration
	Exa-cel: Sickle cell disease (SCD)	■	■	■		VERTEX	Collaboration
	Next-generation conditioning	■					Wholly owned[1]
	In vivo editing of HSCs	■					Wholly owned[1]
Immuno-oncology	Anti-CD19 allogeneic CAR-T: CTX110	■	■	■			Wholly owned
	Anti-CD19 allogeneic CAR-T: CTX112	■	■	■			Wholly owned
	Anti-CD70 allogeneic CAR-T: CTX130	■	■	■			Wholly owned
	Anti-CD70 allogeneic CAR-T: CTX131	■	■	■			Wholly owned
	Anti-CD70 allogeneic CAR-NK	■	■			nkarta THERAPEUTICS	Collaboration
	CTX121: Anti-BCMA allogeneic CAR-T	■					Wholly owned
	Anti-CD83 autologous CAR-T	■	■			MOFFITT CANCER CENTER	Collaboration[2]
	Anti-GPC3 autologous CAR-T	■				ROSWELL PARK	Collaboration[2]
Regenerative Medicine	VCTX210: Type I diabetes mellitus	■	■	■		VIACYTE	Collaboration
	VCTX211: Type I diabetes mellitus	■	■	■		VIACYTE	Collaboration
	VCTX212: Type I/II diabetes mellitus	■				VIACYTE	Collaboration
In Vivo[3]	CTX310: ANGPTL3	■	■				Wholly owned
	CTX320: Lp(a)	■	■				Wholly owned
	CTX330: PCSK9	■					Wholly owned
	Hemophilia A	■				BAYER	Collaboration
	Undisclosed deletion and insertion programs	■					Various
	Friedreich's ataxia (FA)	■				CAPSIDA BIOTHERAPEUTICS	Collaboration
	Amyotrophic lateral sclerosis (ALS)	■				CAPSIDA BIOTHERAPEUTICS	Collaboration

(1) Collaboration with Vertex for applications in β-thalassemia and SCD; (2) CRISPR retains commercial rights; (3) Partnered with Vertex on several additional disease areas, including DMD, DM1, and CF

Hemoglobinopathies

We are primarily utilizing ex vivo approaches to treat diseases related to the hematopoietic system, which is the system of organs and tissues, such as bone marrow, the spleen and lymph nodes, involved in the production of blood. Today, many of the hematopoietic system diseases we are targeting are treated with allogeneic hematopoietic stem cell transplants, or allo-HSCT. In performing allo-HSCT, physicians replace a patient’s blood-forming cells that contain the defective gene with cells obtained from a different person that contain the normal gene. Unfortunately, not all patients are able to be matched with suitable donors. Patients who do undergo allo-HSCT face a high risk of complications such as infections related to immunosuppression, transplant rejection and graft-versus-host disease, where immune cells in the transplanted tissue (the graft) recognize the recipient (the host) as “foreign” and begin to attack the host’s cells.

In contrast to allo-HSCT, our approach is to harvest stem cells directly from the patient, edit the target gene ex vivo, and reintroduce those same cells back into the patient. We believe this ex vivo gene editing approach, which uses the patient’s own cells, may provide better results than allo-HSCT.

Our Lead Programs—Hemoglobinopathies

Hemoglobinopathies are a diverse group of inherited blood disorders that result from variations in the synthesis or structure of hemoglobin. Our lead program in hemoglobinopathies, for which we have partnered with Vertex, aims to develop a single, potentially curative CRISPR/Cas9-based therapy to treat both TDT and SCD. These diseases are caused by mutations in the gene encoding the beta globin protein. Beta globin is an essential component of hemoglobin, a protein in red blood cells that delivers oxygen and removes carbon dioxide throughout the body. Several factors make these attractive lead indications, including: (i) high unmet medical need, (ii) compelling market potential, (iii) well-understood genetics and (iv) the ability to employ an ex vivo gene disruption strategy.

Beta Thalassemia

Overview

Beta thalassemia is a blood disorder that is associated with a reduction in the production of hemoglobin. This disease is caused by mutations that give rise to the insufficient expression of the beta globin protein, which can lead to symptoms related not only to the lack of hemoglobin, but also to the buildup of unpaired alpha globin proteins in red blood cells. The severity of symptoms associated with beta thalassemia varies depending on the levels of functional beta globin present in the blood cells. The unpaired alpha globin chains are toxic to red blood cells and reduce red blood cell lifespan. In the most severe cases, described as beta thalassemia major, functional beta globin is either completely absent or reduced, resulting in severe anemia. In these patients, the bone marrow cannot keep pace with the destruction of red blood cells, and thus these patients require regular blood transfusions. While chronic blood transfusions can be effective at addressing symptoms, they often lead to iron overload, progressive heart and liver failure, and eventually early death. Patients with mild forms of beta thalassemia may experience some mild anemia or even be asymptomatic. The total worldwide incidence of beta thalassemia is estimated to be 60,000 births annually, the total prevalence in the United States and the European Union, or EU, is estimated to be approximately 16,000 and there are over 200,000 people worldwide who are alive and registered as receiving treatment for the disease.

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

A potentially curative therapy for beta thalassemia is allo-HSCT, but few patients elect to have this procedure given its associated morbidity and mortality and the lack of matched and willing donors. In addition, the EMA gave a conditional marketing authorization to Zynteglo (autologous CD34+ cells encoding βA-T87Q-globin gene), a lentiviral gene therapy developed by bluebird bio, for the treatment of certain patients with TDT in 2019, but in 2021 bluebird bio withdrew Zynteglo from the European market, after failing to reach agreement with health authorities on the treatment's price. The FDA approved Zynteglo in August 2022. We believe that our therapeutic approach could offer a potentially curative therapy for this devastating disease.

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

Our Lead Hemoglobinopathies Product Candidate—exa-cel

Our lead product candidate, exa-cel, uses CRISPR/Cas9 to mimic the high levels of HbF that occur naturally in HPFH patients. To achieve this effect, exa-cel uses CRISPR/Cas9 to disrupt the erythroid specific enhancer of the BCL11A gene. This gene encodes the BCL11A protein, a critical factor that keeps HbF levels low in most individuals. Disrupting the BCL11A erythroid specific enhancer reduces BCL11A expression specifically in erythroid lineage cells, thereby upregulating expression of gamma globin and increasing HbF levels.

Our therapeutic approach involves isolating hematopoietic stem cells, or HSCs, which give rise to red blood cells, from a patient, treating those cells ex vivo with CRISPR/Cas9 to disrupt the BCL11A erythroid specific enhancer and reintroducing the edited cells back into the patient. We believe that once reintroduced into the patient, these genetically modified stem cells will produce red blood cells that contain high levels of HbF. In beta thalassemia, elevating HbF may reduce the toxicity of unpaired alpha globin chains, thereby increasing red blood cell lifespan. Consequently, exa-cel has the potential to reduce or even eliminate the need for transfusions in these patients. In SCD, elevated HbF may prevent a cell from sickling, and so achieving sufficiently high HbF in most red blood cells could significantly reduce or eliminate the symptoms associated with the disease.

We believe our CRISPR/Cas9 gene editing strategy may have significant advantages over other gene therapies in development for the treatment of hemoglobinopathies. For example, lentivirus-based treatments involve a random integration of one or more copies of the globin gene throughout the genome. The expression levels of the newly introduced gene can vary depending on the exact location of the DNA in the genome, leading to inconsistent and variable levels of expression. We believe our strategy may lead to more uniform globin expression across a high percentage of cells. In addition, with each random lentiviral integration, a mutation may be created, which may have an associated safety concern, including the oncogenetic potential. In contrast, CRISPR/Cas9 targets a specific genomic site for editing, and to date we have detected no off-target activity for our exa-cel guide RNA.

Preclinical Studies

In preclinical studies, our CRISPR/Cas9 gene editing process demonstrated the ability to edit HSCs with approximately 80% allelic editing efficiency at clinical scale in a bulk population of cells. We observed this high editing efficiency across all stem cell subsets, including in long-term repopulating HSCs. After in vitro erythroid differentiation, this editing resulted in HbF accounting for greater than 30% of total hemoglobin in edited cells, compared to approximately 10% HbF in the control arm of the study. On a per cell basis, more than 90% of cells had modifications at the desired location, with 76% of the cells having edits in both copies of the target gene and 16% of the cells having edits made on one copy of the target gene. We estimate that after in vitro erythroid differentiation this editing rate results in HbF expression levels of greater than 35% in cells that have edits on both copies of the target gene, and over 20% for cells edited at one gene.

In preclinical mouse models designed to test the safety of exa-cel, gene-edited HSCs maintained the ability to engraft long term and to differentiate into multiple lineages. Toxicology studies revealed no significant findings and no difference in the biodistribution of edited cells compared to controls. Finally, no off-target activity was detectable for the exa-cel guide RNA after assessing over 5,000 homology-based sites and over 2,000 homology-independent sites.

Clinical Trials

We and Vertex are investigating exa-cel in two ongoing Phase 1/2/3 open-label clinical trials that are designed to assess the safety and efficacy of a single dose of exa-cel in patients ages 12 to 35 with TDT, CLIMB-111, and severe SCD, CLIMB-121, respectively. The first two patients in each clinical trial were treated sequentially and, following data from the initial two patients in each clinical trial indicating successful engraftment and an acceptable safety profile, that clinical trial opened for concurrent dosing. Both clinical trials are designed to follow patients for approximately two years after infusion. Enrollment is complete for both CLIMB-111 and CLIMB-121. We and Vertex have also initiated two additional Phase 3 open-label clinical trials of exa-cel in pediatric patients with TDT, CLIMB-141, and SCD, CLIMB-151. Patients who received exa-cel in CLIMB-111, CLIMB-121, CLIMB-141 or CLIMB-151 will be asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of exa-cel. CLIMB-131 is designed to follow participants for up to 15 years after exa-cel infusion.

Exa-cel has been granted a number of regulatory designations from the U.S. Food and Drug Administration, or FDA, specifically RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations for the treatment of both TDT and SCD. Exa-cel has also been granted Orphan Drug Designation from the European Commission, as well as PRIME designation from the European Medicines Agency, for the treatment of both TDT and SCD. In December 2022, we and Vertex completed regulatory submissions for exa-cel with the EMA and MHRA in the EU and the UK, respectively, and both the EMA and the MHRA have validated the MAA, respectively. In addition, we and Vertex initiated the rolling submission of our BLA in the United States in November 2022 and expect to complete the submission by the end of the first quarter of 2023.

Schematic of study procedures for the CLIMB-111 and CLIMB-121 Phase 1/2/3 clinical trials

CLIMB-111 Trial in TDT

In the second and fourth quarters of 2022, at the European Hematology Association (EHA) Congress and American Society of Hematology (ASH) Annual Meeting, respectively, we presented clinical data from 44 patients with TDT treated with exa-cel as of the February 2022 data cutoff. With a median follow-up of 11.9 months (range: 1.2 to 37.2 months), 42 of 44 patients with TDT treated with exa-cel were transfusion-free (0.8-36.2 months) and the two patients who had not yet stopped transfusions had reduced transfusion volume by 75% and 89%, respectively. All 44 patients showed a similar pattern of response, with rapid and sustained increases in total hemoglobin and HbF, pancellular distribution of HbF, and reduction or elimination of packed red blood cell transfusions soon after exa-cel infusion. All 12 patients with the severe beta zero/beta zero genotype evaluable for elimination of transfusions were transfusion-free since last follow-up. In addition, the available bone marrow allelic editing data demonstrated durability over time. Consistent with this bone marrow allelic editing data, all 19 patients with greater than one year of follow-up as of the data cutoff date demonstrate a stable and durable response to treatment, including the first patient treated with exa-cel, who had a total hemoglobin level of 14.3 g/dL at last visit, three years after exa-cel dosing.

Clinically Meaningful HbF and Total Hb Were Achieved Early and Maintained in TDT

Duration of Transfusion Independence After Exa-cel Infusion

Genotype
Pre-Study RBC Transfusions Per Year[a]
β0/β+(IVS-I-110) 34
β+/β0 61
β+/β+ 51.5
β+/β0 23.5
β+/β+ 33
β0/β+(IVS-I-110) 26.5
β0/β0 26
βE/β0 28.5
β+/β0 35
IVS-I-110/IVS-I-110 44.5
βE/β0 20.5
IVS-I-110/IVS-I-110 49.5
β+/β0 38
β+/β+ 28
β0/β0 34.5
β0/β0 32.9
β0/β+(IVS-I-110) 39
β0/β+(IVS-I-110) b 33
βE/β0 23
βE/β0 23.5
IVS-I-110/IVS-I-110 b 53.5
β+/β0 35
β0/β0 38
β0/β0 30.5
β0/β0 44.5
β0/β+(IVS-I-110) 32.5
β0/β+ 35.5
β0/β+(IVS-I-110) 47
β+/β0 40.5
β0/β0 31.5
β+/β0 30
β0/β+(IVS-I-110) c 71
β0/β0 43.5
β0/β0 41
β0/β0 39.5
β0/β0 37.5
β0/β+(IVS-I-110) 40.5
β0/β+(IVS-I-110) 38.5
β0/β0 26.5
β+/β0 26.5
β+/β+ 40.5
β0/β0d 24
β+/β0d 15
β0/β0d 36.5
Time (months) of post-transplant RBC transfusion support
Time (months) since last transfusion
60 days post last RBC transfusion[d]
0 2 4 6 8 10 12 14 16 18 20 22 24 26 28 30 32 34 36 38 40
Months After Exa-cel Infusion

Hb, hemoglobin; RBC, red blood cell; Each row in the figure represents an individual patient.

[a]Number of transfusion units annualized over 2 years; [b]Received RBC transfusions at or after data cut; [c]Patient stopped transfusions after data cut; [d]Patients are evaluable for elimination of transfusions starting 60 days after their last transfusion.

The safety data from all 44 patients were generally consistent with an autologous stem cell transplant and myeloablative conditioning. Two patients experienced serious adverse events, or SAEs, assessed by the investigator as related or possibly related to exa-cel. One patient had three SAEs related to exa-cel of hemophagocytic lymphohistiocytosis (HLH; macrophage activation syndrome), acute respiratory distress syndrome, and headache, and one SAE of idiopathic pneumonia syndrome related to both exa-cel and busulfan. All events began peri-engraftment, occurred in the context of HLH and fully resolved with steroid and immunosuppressant treatment. Another patient had SAEs related to both exa-cel and busulfan of delayed neutrophil engraftment and thrombocytopenia. Both SAEs resolved and neutrophil engraftment was achieved on Day 56 without use of backup cells. All other patients achieved neutrophil engraftment within 43 days of exa-cel infusion. No SAEs related to exa-cel were reported in the other patients.

CLIMB-121 Trial in Severe SCD

In the second and fourth quarters of 2022, at the EHA Congress and ASH Annual Meeting, respectively, we presented clinical data from 31 patients with SCD treated with exa-cel as of the February 2022 data cutoff. With a median follow-up of 10.2 months (range: 2.0 to 32.3 months), all 31 patients had elimination of vaso-occlusive crises, or VOCs, after exa-cel infusion and remain VOC-free at last visit. All patients showed a similar pattern of response, with rapid and sustained increases in total hemoglobin and HbF, and pancellular distribution of HbF. Mean total hemoglobin levels exceeded 12 g/dL by Month 4, with mean proportion of HbF above 40%. In addition, the available bone marrow allelic editing data demonstrated durability over time. All nine patients with greater than one year of follow-up as of the data cutoff date demonstrate a stable and durable response to treatment, including the first patient with SCD treated with exa-cel, who had a total hemoglobin level of 10.6 g/dL and HbF fraction of 41% at last visit, 30 months after exa-cel dosing.

Clinically Meaningful HbF and Total Hb Were Achieved Early and Maintained in SCD

HbF (%)
HbA (%)
HbS (%)
HbE (%)
HbA2 (%)
Hb other (%)a
Hb Concentration (g/dL)
0
2
4
6
8
10
12
14
16
18
9.1
9.6
11.3
12.1
12.4
12.8
12.7
13.3
12.5
13.7
12.1
11.4
11.3
11.4
10.6
63.5%
26.8%
5.1%
86.9%
5.5%
20.8%
52.2%
24.9%
35.7%
25.8%
36.6%
47.4%
8.9%
46.4%
51.4%
45.1%
52.7%
44.1%
53.7%
42.9%
53.8%
42.5%
54.2%
41.5%
54.5%
41.7%
52.2%
44.8%
54.9%
42.2%
55.8%
39.9%
54.2%
41.1%
BL (N=30)
1 (N=30)
2 (N=30)
3 (N=25)
4 (N=20)
5 (N=17)
6 (N=17)
9 (N=15)
12 (N=9)
15 (N=6)
18 (N=3)
21 (N=2)
24 (N=1)
27 (N=1)
30 (N=1)
Months After Exa-cel Infusion

BL, baseline; Hb, hemoglobin; HbA, adult hemoglobin; HbA2, hemoglobin, alpha 2; HbE, hemoglobin E; HbF, fetal hemoglobin; HbS, sickle hemoglobin; SCD, sickle cell disease.

Bars show mean Hb (g/dL). Labels indicate mean proportion of HbS and HbF as a percentage of total Hb. Mean total Hb concentrations are shown directly above bars.

[a]Hb adducts and other variants.

Duration of Freedom from VOCs after Exa-cel Infusion

Historical Severe VOCs[a]
7
8.5
4
2.5
5.5
9.5
4.0
5.5
3.0
2.0
2.5
2.5
5.0
8.5
4.0
2.5
2.0
2.5
2.0
3.0
2.0
2.5
5.5
2.0
2.0
3.0
2.5
4.0
3.5
3.5
3.5
32.3
23.5
19.5
17.4
16.2
15.6
14.9
13.0
12.5
12.3
12.1
11.1
10.7
10.4
10.2
10.2
9.3
4.8
4.6
4.4
3.9
3.6
3.4
3.2
3.2
2.7
2.5
2.5
2.3
2.3
2.0
Time (months) not experiencing VOCs
Time (months) of post-transplant RBC transfusion support
60 days post last RBC transfusion[b]
0
5
10
15
20
25
30
35
Months After Exa-cel Infusion

RBC, red blood cell; SCD, sickle cell disease; VOC, vaso-occlusive crisis.

Each row in the figure on the right represents an individual patient.

[a]Pre-study severe VOCs annualized over 2 years; [b]Patients are evaluated for elimination of VOCs starting 60 days after their last transfusion.

The safety data from all 31 patients were generally consistent with an autologous stem cell transplant and myeloablative conditioning. There were no SAEs considered related or possibly related to exa-cel, and the majority of non-serious adverse events were considered mild to moderate. After the data cut in February 2022, an adult patient with SCD developed pneumonia and respiratory failure following SARS-CoV-2 infection, resulting in death. The investigator assessed the events as due to SARS-CoV-2 infection, with a potential contribution of busulfan lung injury, and unrelated to exa-cel.

Next-generation Efforts

Building upon exa-cel, we have next-generation efforts in targeted conditioning regimens, which could offer benefits over the myeloablative busulfan conditioning regimen currently used with exa-cel, as well as for in vivo editing of hematopoietic stem cells, either of which could broaden the number of patients that can benefit from our therapies.

Immuno-Oncology

Interest in the oncology community has grown rapidly in the field of immuno-oncology, or treatments that harness the immune system to attack cancer cells. Engineered immune cell therapy is one such approach, in which immune system cells such as T cells are genetically modified to enable them to recognize and attack cancerous cells.

Engineered cell therapy has demonstrated encouraging results leading to multiple approvals for autologous CAR T products. These therapies may become an entirely new class of oncology therapeutics, but realizing this full potential will require overcoming some key challenges. Most engineered cell therapies in development require unique products to be created for each patient treated, an approach that has in the past proven challenging and cost prohibitive in the field of oncology. This bespoke manufacturing process takes time during which a patient’s disease can progress and sometimes fails to produce a viable product at all. Additionally, these versions of engineered cell therapies appear limited in their ability to treat solid tumors and have demonstrated a high rate of toxicities that require complicated management protocols. In contrast, allogeneic engineered T-cell therapies can be administered “off-the-shelf” and thus could have immediate availability, improved access, simpler logistics, greater consistency since each batch yields many doses, and flexible dosing, whether through dose titration or re-dosing.

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

In our immuno-oncology cell therapies, we are using the multiplexing ability of CRISPR/Cas9 both to enable allogeneic administration and to introduce additional genetic edits that aim to improve the efficacy or safety profile of these product candidates. Furthermore, we are leveraging our CRISPR platform to enable a process of continuous innovation in which we incorporate incremental edits into next-generation products to try to increase treatment benefit further. We continue to expand our multiplexing capabilities to help us realize the full potential of engineered cell therapy in immuno-oncology across all tumor types, including solid tumors. Given the important role we believe CRISPR/Cas9 will play in engineered cell therapy going forward we have thus far elected to retain full ownership of our allogeneic CAR T cell programs.

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

Our Lead Immuno-Oncology Product Candidate—CTX110

Our lead immuno-oncology product candidate, CTX110, is a healthy donor-derived gene-edited allogeneic CAR T investigational therapy targeting CD19-positive malignancies, such as certain lymphomas and leukemias. A primary aim of CTX110 is to overcome the inefficiency and cost of creating a unique product for each patient with a given tumor type by treating many different patients from a single batch, which we refer to as being an “off-the-shelf” therapy. To generate CTX110, we make three modifications to T cells taken from healthy donors using our gene editing technology: (i) the T-cell receptor, or TCR, is eliminated to reduce the risk of Graft versus Host Disease, or GvHD, from the product candidate, (ii) a CD19-directed CAR is inserted site-specifically into the TRAC gene and (iii) the class I major histocompatibility complex, MHC I, is removed from the cell surface in order to improve the persistence of the CAR T cells in an “off-the-shelf” setting. We believe this approach will have advantages over other allogeneic CAR T products in development that semi-randomly insert the CAR using an integrating virus and do not include the MHC I knockout to increase persistence.

CTX110: Differentiated CRISPR-Edited Allogeneic CAR-T Design

Clinical Trials

We are investigating CTX110 in our CARBON clinical trials, which are designed to assess the safety and efficacy of CTX110 in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy. Based on emerging data from our Phase 1 CARBON clinical trial and discussions with regulatory agencies, we have expanded CARBON to include a Phase 2, potentially registrational, single-arm, multi-center, open-label clinical trial that incorporates consolidation dosing. We have begun dosing patients in this pivotal arm. CTX110 has been granted RMAT designation by the FDA.

The Phase 1 clinical trial is being conducted in two parts – Part A and Part B. In Phase 1 Part A, patients were infused with a single dose of CTX110 ranging from Dose Level (DL) 1 (30 million CAR+ T cells) to DL4 (600 million CAR+ T cells) following a standard lymphodepletion regimen, with an option to re-dose CTX110 based on clinical benefit. In Phase 1 Part B, patients received CTX110 at DL4 following standard lymphodepletion, as well as a consolidation dose of CTX110 at the same dose level between four and eight weeks after the initial dose for patients that demonstrated clinical benefit.

CARBON Part A Trial Design

In December 2022, at the ASH Annual Meeting, we shared updated clinical data from Phase 1 Part A. As of the October 6, 2022 data cutoff, 32 patients with large B-cell lymphoma, or LBCL, had been treated with CTX110 in Phase 1 Part A and were included in the analysis. All 32 patients had aggressive LBCL, including DLBCL NOS, high grade lymphomas, and tFL. Most patients were refractory to their last line of therapy before entering the trial and 47% of patients had received three or more lines of prior therapy. Patients were infused with a single CTX110 infusion following three days of a standard lymphodepletion regimen consisting of fludarabine (30 mg/m2/day) and cyclophosphamide (500 mg/m2/day). Patients could receive an additional infusion of CTX110 if they achieved initial clinical benefit and subsequently progressed. Additionally, a subset of patients was eligible for a second planned infusion of CTX110 on Day 35.

CARBON Part A Patient Baseline Characteristics

Responses Rates Observed with CTX110 in CARBON Phase 1 Part A

CTX110 showed encouraging clinical activity in Phase 1 Part A, with a 67% overall response rate, or ORR, and 41% complete response, or CR, rate among patients treated with at least one infusion of CTX110 at DL3 and above (n = 27). Three patients have achieved and maintained a complete response for more than 2 years, demonstrating the potential for CTX110 to produce durable remissions. The six-month CR rate following single infusions of CTX110 at DL3 and above was 19%. Finally, unlike autologous CAR T therapies, almost all enrolled patients received treatment with CTX110, with just 2 of 34 enrolled patients not treated due to intercurrent infections of coronavirus and pneumonia.

Durable Responses Observed with CTX110 in CARBON Phase 1 Part A

DL3
DL3
DL3.5
DL2/DL3
DL4
DL4
DL3.5/DL4
DL3
DL3.5
DL4
DL4
DL4
DL4
DL3.5
DL3
DL4
DL4
DL4
DL3
DL4
DL4
DL3
DL4
DL3.5
DL4
DL3.5
DL4
*
**
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28
Time from first CTX110 infusion (months)
CR
PR
SD
PD
Pre-evaluation
Not evaluable
Re-infusion
Death

*PET CT identified a single new small FDG avid node located in the left upper arm. The lesion was completely excised. The patient remained clinically well and required no subsequent anti cancer therapy incluc steroids, no radiotherapy and no chemotherapy; **On the Month 9 scan, the PET CT identified unspecific localized small FDG uptake in the right upper arm. The patient did not have subsequent surgery nor anticancer therapy, and the lesion spontaneously resolved

CTX110 Was Well Tolerated Across All Dose Levels in CARBON Phase 1 Part A

CTX110 was well tolerated across all dose levels in Phase 1 Part A. There were no dose-limiting toxicities and no Graft versus Host Disease, or GvHD, or infusion reactions of any grade. All cases of cytokine release syndrome (CRS) were Grade 1 or 2 per the American Society for Transplantation and Cellular Therapy (ASTCT) criteria. Grade 3 or higher infections occurred in 13% of patients, including one patient who died with HHV6 encephalitis and one infection considered possibly related to CTX110. Seven patients experienced serious adverse events attributed to CTX110, which includes CRS, immune effector cell-associated neurotoxicity syndrome (ICANS), and febrile neutropenia. Among the 13 patients who received a second infusion of CTX110, there was no change in the overall safety profile.

Emerging data from Phase 1 Part B supports the advancement of CTX110 to a potentially registrational trial. In December 2022, we provided a high-level summary and described this emerging data from Phase 1 Part B and shared our observations as follows: we observed (1) an encouraging efficacy profile with several patients in ongoing complete response beyond six months; (2) clear evidence of the benefits of consolidation dosing, with deepening of complete responses and conversions of stable disease and partial response to ongoing complete responses after the second dose of CTX110; (3) a safety profile consistent with Phase 1 Part A, confirming the tolerability of the consolidation regimen; and (4) peak expansion and overall pharmacokinetics that were comparable between the initial and consolidation doses.

CTX112

In parallel with CTX110, we are advancing CTX112, a next-generation investigational, allogeneic CAR T product candidate targeting CD19. CTX112 includes two additional edits beyond CTX110, leveraging the fact that our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. These edits target the genes encoding Regnase-1 and transforming growth factor-beta receptor type 2 (TGFBR2) with the aim of enhancing CAR T potency and reducing CAR T exhaustion. Editing Regnase-1 removes an intrinsic "brake” on T cell function while editing TGFBR2 removes a key extrinsic “brake” on T cell anti-tumor activity. We identified this combination of edits through systematic screening of dozens of novel and previously described genes. Together these edits significantly improve potency in preclinical models, as described for another next-generation investigational program in “CTX131.” In the fourth quarter of 2022, the IND application for CTX112 was cleared by the FDA.

CTX130

An additional immuno-oncology candidate, CTX130, is a healthy donor-derived gene-edited allogeneic CAR T investigational therapy targeting CD70. Several cancers express CD70, including non-Hodgkin’s lymphoma, certain T-cell lymphomas, renal cell carcinoma, glioblastoma and pancreatic, lung and ovarian cancers, while normal tissues do not express or show extremely limited expression of CD70. This target enables us to transition from hematological malignancies, such as T-cell lymphoma, to solid tumor cancers, such as renal cell carcinoma.

To generate CTX130, we make the same three modifications used in CTX110 (but with a CAR targeting CD70 rather than CD19), plus add a knockout of the CD70 gene in the T cells to increase CAR T cell function. As shown in the figure below, in preclinical studies, CTX130 eliminated or severely reduced growth of a xenograft model of renal cell carcinoma in all mice treated, both initially and upon re-challenge. In addition, CTX130 showed improved function over CAR T cells where the CD70 gene remains intact.

Additional edit improved the performance of CTX130 against a subcutaneous A498 renal cell carcinoma model

Tumor volume (mm^3)
3000
2500
2000
1500
1000
500
0
CAR-T
dosed
No Treatment
CD70+ CAR-T
CTX130 without CD70 KO
CD70- CAR-T
CTX130
0 10 20 30 40 50 60 70 80 90
Mice inoculated subcutaneously
in left flank with A498 tumor
cells for re-challenge (Day 25)
Tumor volume (mm^3)
2500
2000
1500
1000
500
0
0 10 20 30 40 50 60 70 80 90
Days

Clinical Trials

We are currently investigating CTX130 in two ongoing independent Phase 1, single-arm, multi-center, open-label clinical trials, COBALT-LYM and COBALT-RCC, that are designed to assess the safety and efficacy of several dose levels of CTX130 in adult patients. CTX130 has received Orphan Drug Designation from the FDA for the treatment of T cell lymphoma and RMAT designation for the treatment of Mycosis Fungoides and Sézary Syndrome (MF/SS).

The COBALT-LYM trial is designed to evaluate the safety and efficacy of CTX130 in adult patients with relapsed or refractory T or B cell malignancies. Dose escalation of CTX130 was performed in adult patients with relapsed or refractory T cell lymphoma with at least 10% expression of CD70. Given the inherent difficulties and potential risks of manufacturing a CAR T therapy from a patient’s own diseased T cells, allogeneic cellular therapy approaches for T cell lymphoma have greater potential to address the unmet need in this patient population. Patients in COBALT-LYM received three days of a standard lymphodepletion regimen consisting of fludarabine (30 mg/m2/day) and cyclophosphamide (500 mg/m2/day), followed by a single infusion of CTX130. Patients who showed clinical benefit from the first CTX130 infusion were eligible to be re-dosed following disease progression. The primary endpoints include safety as measured by the incidence of dose-limiting toxicities and ORR. Key secondary endpoints include progression free survival and overall survival.

COBALT-LYM Trial Design

In June 2022, at the EHA Congress, we shared initial clinical data from COBALT-LYM. As of the April 26, 2022, data cutoff, 19 patients with T cell malignancies had been enrolled, of which 18 patients had received CTX130 with at least 28 days of follow-up and were included in the analysis. Prior to enrollment, all patients were heavily pre-treated, with a median of four systemic therapies. Additionally, all patients were refractory to their last line of therapy. Eight patients had peripheral T-cell lymphoma (PTCL) and 10 patients had cutaneous T-cell lymphoma (CTCL).

Clinically meaningful responses were observed with CTX130, with a higher percentage of patients responding at higher dose levels. Disease assessment was performed by investigator review according to the 2014 Lugano Response Criteria for PTCL or the International Society for Cutaneous Lymphoma Response Criteria (Olsen criteria) for CTCL, as appropriate. At DL3 and above, the ORR was 70% and the CR rate was 30%. In addition, 90% of patients at DL3 and above had clinical benefit, defined as a stable disease or better. Median CD70 expression among the patients was 90%, but responses were observed across all levels of CD70 expression. Responses were largely consistent in both PTCL and CTCL, with ORRs of 80% and 60%, respectively, at DL3 and above. Broad activity and deep responses were seen in all disease compartments, including the lymph nodes, skin and blood, in patients with CTCL following treatment with CTX130.

Responses Rates Observed with CTX130 in COBALT-LYM

Best overall response, n (%)

Cell dose (CAR+ T cells)	DL1 $3x10^7$ N=4	DL2 $1x10^8$ N=4	DL3 $3x10^8$ N=5	DL4 $9x10^8$ N=5	DL≥3 N=10
Overall Response Rate (ORR)	2 (50)	0	3 (60)	4 (80)	**7 (70)**
CR	1 (25)	0	2 (40)*	1 (20)	**3 (30)**
PR	1 (25)	0	1 (20)	3 (60)	**4 (40)**
Disease Control Rate (DCR = CR + PR + SD)	3 (75)	1 (25)	5 (100)	4 (80)	**9 (90)**

	PTCL		CTCL	
	DL≥3 N=5	Total N=8	DL≥3 N=5	Total N=10
ORR	4 (80)	5 (63)	3 (60)	4 (40)
CR	2 (40)	3 (38)	1 (20)	1 (10)
PR	2 (40)	2 (25)	2 (40)	3 (30)
DCR	4 (80)	5 (63)	5 (100)	8 (80)

*1 patient in DL3 who initially achieved a PR was re-infused at DL4 following a change to SD and achieved a CR at DL4.

CAR, chimeric antigen receptor; CR, complete response; CTCL, cutaneous T cell lymphoma; DCR, disease control rate; DL, dose level; ORR, overall response rate; PR, partial response; PTCL, peripheral T cell lymphoma; SD, stable disease

Data cutoff date: 26 April 2022

Responses Observed Across All Compartments in CTCL

Change from Baseline, %
100
80
60
40
20
0
-20
-40
-60
-80
-100
Skin
Lymph Nodes
Blood
0*
100
N/A
-21
111
N/A
-25
-23
N/A
-32
-37
-97
-41
-41
N/A
-44
-46
-69
-67
-90
-99*
-96
-82
N/A
-100†
-100
N/A
-100
-84
N/A
-50%
DL2 PD
DL2 PD
DL2 SD
DL3 SD
DL1 SD
DL3 SD
DL4 PR
DL1 PR
DL3 PR
DL4 CR
Dose Level / Best Overall Response

*Day 7 assessment; †Initially unconfirmed CR, later confirmed to be PR by mSWAT and biopsy.
CR, complete response; CTCL, cutaneous T cell lymphoma; DL, dose level; PD, progressive disease; PR, partial response; SD, stable disease

Data cutoff date: 26 April 2022

CTX130 was well tolerated across all dose levels. There were no cases of GvHD, no dose-limiting toxicities, and no instances of tumor lysis syndrome (TLS). All cases of CRS and ICANS were Grade 1 or 2 per the ASTCT criteria and either required no specific intervention or resolved following standard CRS management. Neither the frequency nor severity of CRS has increased in patients who were re-dosed with CTX130. There was a sudden death in one patient with William’s syndrome in the context of a lung infection, deemed unrelated to CTX130. There were no treatment related deaths in the trial.

CTX130 Was Well Tolerated Across All Dose Levels in COBALT-LYM

In addition to COBALT-LYM, CTX130 is also being evaluated in the COBALT-RCC trial, which is designed to evaluate the safety and efficacy of CTX130 for the treatment of relapsed or refractory renal cell carcinoma. Dose escalation of CTX130 was performed in adult patients with unresectable or metastatic renal cell carcinoma with clear cell differentiation. As with COBALT-LYM, patients received three days of a standard lymphodepletion regimen consisting of fludarabine (30 mg/m2/day) and cyclophosphamide (500 mg/m2/day), followed by a single infusion of CTX130. Patients who demonstrated a response from the first CTX130 infusion could be re-dosed upon disease progression, and those demonstrating clinical benefit in the presence of stable or progressive disease could also receive re-dosing. The primary endpoints include safety as measured by the incidence of dose-limiting toxicities and ORR. Key secondary endpoints include best overall response, progression free survival and overall survival.

In November 2022, at the Society of Immunotherapy in Cancer Annual Meeting, we shared preliminary clinical data from COBALT-RCC. As of the May 2, 2022 data cutoff, 14 patients with stage IV clear cell renal cell carcinoma had been enrolled, of which all patients had received CTX130 and were included in the safety analysis, while 13 patients were evaluated for efficacy. Prior to enrollment, all patients were heavily pre-treated, with a median of three systemic therapies.

CTX130 showed encouraging antitumor activity in COBALT-RCC. One patient experienced a durable complete response, the first to be achieved with allogeneic CAR T cell therapy in patients with relapsed/refractory solid tumors. This patient remained in ongoing complete response through Month 18 at the time of data cutoff. Overall, CTX130 achieved a 77% disease control rate, with nine patients achieving stable disease, in a heavily pretreated renal cell carcinoma patient population. The longest duration of stable disease achieved was observed for 7.8 months and was ongoing at the time of data cutoff. During periods of stable disease, patients did not receive any other anticancer therapies. CTX130 demonstrated typical pharmacokinetics, with peak expansion occurring at a median of Day 10.

CTX130 was well tolerated across all dose levels. There were no cases of GvHD, no dose-limiting toxicities, no instances of ICANS, and no instances of TLS. All cases of CRS were Grade 1 or 2 per the ASTCT criteria and either required no specific intervention or resolved following standard CRS management. Neither the frequency nor severity of CRS has increased in patients who were re-dosed with CTX130. Three patients had SAEs of infections, all unrelated to CTX130, including Grade 5 pneumonia with Grade 4 dyspnea resulting in the death of one patient. There were no treatment-related deaths in the trial.

This first-in-human clinical trial exploring CD70-targeting CAR T cell therapy in clear cell renal cell carcinoma showed a tolerable safety profile with no off-target toxicities and encouraging antitumor activity. These preliminary results from the COBALT-RCC study represent a clinically meaningful proof-of-concept for further exploration of CD70-targeting CAR T cells in renal cell carcinoma and other CD70-positive malignancies and underscore the potential of further increasing potency.

CTX131

In parallel with CTX130, we are advancing CTX131, a next-generation investigational, allogeneic CAR T product candidate targeting CD70 for the potential treatment of both solid tumors and certain hematologic malignancies. CTX131 includes two additional edits beyond CTX130. These edits, the same used in CTX112, target the genes encoding Regnase-1 and TGFBR2, with the aim of enhancing CAR T potency and reducing CAR T exhaustion. Together these edits synergistically improve potency approximately 10-fold in preclinical models, as shown below. In the first quarter of 2023, the IND for CTX131 was cleared by the FDA.

CTX131 Shows Enhanced Potency, with the Regnase-1 and TGFBR2 Edits Increasing Potency Approximately 10-fold

Regenerative Medicine

Regenerative medicine, or the use of stem cells to repair or replace tissue or organ function lost due to disease, damage or age, holds potential to treat both rare and common diseases. The field is approaching the point where clinical proofs of concept have begun to emerge. Most of these efforts use unmodified stem cells, and the potential to genetically engineer these cells via gene editing is large. We are pursuing allogeneic stem cell-derived therapies using CRISPR/Cas9 gene editing to enable immune evasion, improve cell function, and direct cell fate. Our first major effort in this area is in diabetes and we and ViaCyte, are advancing a series of programs as part of a strategic collaboration for the discovery, development, and commercialization of gene-edited stem cell therapies for the treatment of diabetes.

ViaCyte Collaboration in Diabetes

Clinical data with islet transplants indicate that beta-cell replacement approaches may offer benefit to patients with insulin-requiring diabetes. ViaCyte has pioneered the approach of generating pancreatic-lineage cells from stem cells and delivering them safely and efficiently to patients. ViaCyte previously evaluated an unedited product candidate using a non-immunoprotective delivery device that permits direct vascularization of the cell therapy. Encouragingly, clinical proof-of-concept data with this earlier product candidate showed that the cell therapy could produce insulin in people with T1D. However, because a patient’s immune system will identify these cells as foreign, patients would require long-term immunosuppression to avoid rejection.

Our gene editing technology offers the potential to protect the transplanted cells from the patient’s immune system by ex vivo editing of immuno-modulatory genes within the stem cell line used to produce the pancreatic-lineage cells. We believe that the speed, specificity and multiplexing efficiency of CRISPR/Cas9 make our technology well suited to this task. In addition, our CRISPR platform enables a process of continuous innovation, with incremental edits incorporated into next-generation product candidates with the aim of increasing treatment benefit further.

This feature of the CRISPR/Cas9 platform has led us to pursue a multi-staged product strategy. Our initial product candidate, VCTX210, is an investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived product candidate for the treatment of T1D developed by applying our gene editing technology to ViaCyte’s proprietary stem cell capabilities. VCTX210 incorporates four gene edits designed to promote immune evasion and cell fitness: knock-out of B2M and TXNIP and knock-in of PD-L1 and HLA-E. We and ViaCyte are investigating VCTX210 in an ongoing Phase 1 clinical trial that is designed to assess VCTX210’s safety, tolerability, and immune evasion in patients with T1D, and are in the follow-up stage for this clinical trial. Our next investigational product candidate, VCTX211, incorporates two additional gene edits beyond those in VCTX210 that aim to enhance cell fitness further: knock-in of both MANF and A20 to improve graft acceptance and beta cell proliferation and provide protection from cytokine induced apoptosis. Collectively, these edits improve the ability of beta cells to evade the immune system in vitro and in vivo in preclinical models, as shown below. In addition, VCTX211 has been shown to reverse hyperglycemia in a diabetic rat model. In the fourth quarter of 2022, the Clinical Trial Application for VCTX211 was cleared by Health Canada and the Phase 1/2 clinical trial is ongoing.

VCTX211 Cells Evade Immunity In Vitro and In Vivo

VCTX211 Reverses Hyperglycemia in a Diabetic Rat Model

In Vivo Approaches

We believe that in vivo gene editing, or delivery of a CRISPR/Cas9-based therapeutic directly to tissues within the human body, has reached a threshold for clinical translation. As a result, we have established a leading platform for in vivo gene editing in the liver and are rapidly advancing a broad portfolio of in vivo programs for both rare and common diseases towards clinical trials. Our lead in vivo programs target the liver to take advantage of clinically established and validated delivery technologies, principally LNPs, that are now available. LNPs have several advantages that make them well-suited for delivering CRISPR/Cas9 in vivo, including efficient and safe delivery to the liver, large cargo size and transient cargo expression. Within the liver, we are pursuing diseases that are amenable to a gene disruption strategy and have well-understood genetic linkages, such as cardiovascular disease via genetic targets like ANGPTL3, LPA, and PCSK9. We believe this approach of leveraging existing proofs of concept reduces the challenges associated with delivering CRISPR/Cas9-based therapeutics in vivo.

Beyond the liver, for delivery to hematopoietic stem cells, the central nervous system, and other extrahepatic tissues, we are pursuing additional delivery technologies, including adeno-associated virus (AAV) vectors and further advancements to nanoparticle technology. Through internal efforts and external collaborations, we are developing new delivery modalities to support future in vivo therapeutics.

Cardiovascular and Dyslipidemia Programs

Cardiovascular disease (CVD) is the leading cause of death globally, accounting for over 30% of all deaths, or nearly 18 million people, in 2019. CVD includes heart failure, stroke, atherosclerotic cardiovascular disease (ASCVD), aortic valve calcification and more. Dyslipidemias are a leading cause of CVD. Dyslipidemias are characterized by abnormally high levels of lipids, including cholesterol, lipoproteins and triglycerides, in the blood stream. Three of the most common dyslipidemias are hypercholesterolemia, hypertriglyceridemia and elevated lipoprotein(a), or Lp(a).

We are developing in vivo editing therapies to treat CVD by lowering levels of key lipids like low density lipoprotein (LDL)-cholesterol (LDL-C), triglycerides and Lp(a). We have chosen to pursue this area given: (1) proven benefit based on natural human genetics and antibody and RNA therapeutics; (2) the opportunity to shift the treatment paradigm with a single-dose, potentially lifetime durable editing approach; (3) the ability to use development paths starting with severe disease and expanding to much larger patient populations; and (4) the potential for combination therapy across programs.

CTX310 – ANGPTL3

Our lead investigational in vivo program, CTX310, for which we are currently conducting IND-enabling studies, targets the gene encoding angiopoietin-related protein 3 (ANGPTL3) for the treatment and prevention of CVD. ANGPTL3 plays an important role in lipid metabolism by inhibiting an enzyme called lipoprotein lipase (LPL). LPL is the main enzyme that breaks down triglyceride-enriched lipoproteins like chylomicrons, very low density lipoprotein (VLDL) and LDL. By preventing LPL from hydrolyzing these lipoproteins, ANGPTL3 activity increases the level of circulating triglycerides. Reducing ANGPTL3 expression by disrupting the ANGPTL3 gene increases LPL expression and thereby reduces triglyceride-rich lipoproteins, as well as LDL-C. This mechanism has been validated through natural history studies, as individuals with natural loss-of-function variants of ANGPTL3 have lower triglyceride levels, lower LDL-C levels, and a lower risk of coronary artery disease. CTX310, which consists of messenger RNA encoding Cas9 and a guide RNA targeting ANGPTL3 delivered via LNP, aims to recapitulate this effect by disrupting the ANGPTL3 gene. CTX310 has been shown to decrease ANGPTL3 protein levels by nearly 90% in non-human primates (NHPs), leading to a greater than 50% reduction in serum triglycerides.

Approximately 90% reduction in serum ANGPTL3 protein resulting in >50% reduction in serum triglycerides in NHPs following treatment with CTX310

CTX320 – Lp(a)

Our second investigational in vivo program, CTX320, targets another protein associated with CVD: Lp(a). Lp(a) is a lipoprotein consisting of an LDL-like particle covalently bound to a protein called apolipoprotein(a), or apo(a). Lp(a) transports cholesterol in the blood and is highly atherogenic. It can infiltrate and bind to components of the extracellular matrix in the inner layers of the aortic valve and other areas of the circulatory system, resulting in increases in inflammation and fatty deposits that over time lead to a weakened aortic valve and other serious symptoms contributing to CVD. Lp(a) is its own independent risk factor for CVD. High concentrations of Lp(a), as well as genetic variants associated with high Lp(a) concentrations, are both associated with CVD. Elevated levels of Lp(a) above 50 mg/dL are directly associated with aortic valve calcification disease (AVCD). Up to 20% of adults in the United States have Lp(a) levels above 50 mg/dL and over 1 million adults in the United States have AVCD. Additionally, 30% of patients with familial hypercholesterolemia have elevated Lp(a) levels. To date, there are no Lp(a) lowering therapies approved by the

FDA. CTX320 consists of a guide RNA targeting LPA, the gene encoding apo(a), and messenger RNA encoding Cas9 delivered via LNP. By reducing levels of apo(a), CTX320 should reduce plasma levels of Lp(a) substantially, as supported by preclinical data showing that treatment with CTX320 decreases Lp(a) levels by over 90% in NHPs.

Hypercholesterolemia

Hypercholesterolemia is defined by levels of LDL-C, also known as “bad cholesterol,” above 130 mg/dL and is associated with increased risk of heart disease and stroke. In hypercholesterolemia, high levels of LDL-C accumulate in blood vessels, leading to atherosclerosis. Treatment aims to reduce LDL-C levels to below 100 mg/dL with 70 mg/dL as the ultimate goal, but some patients cannot achieve this level of reduction through existing means. Patients with LDL-C levels above 200 mg/dL are considered to have familial hypercholesterolemia (FH). Patients with FH have one or more genetic mutations that contribute to the disease in addition to diet and lifestyle. Patients with FH cannot metabolize LDL-C effectively, leading to high levels of circulating LDL-C, in some cases exceeding 1000 mg/dL. FH can be subcategorized by mutation status into heterozygous and homozygous familial hypercholesterolemia (HeFH and HoFH). HoFH patients have the most severe phenotype, with LDL-C levels usually exceeding 400 mg/dL. HoFH patients often suffer from CVD early in life and have an average life expectancy of 33 years if untreated. HoFH has a prevalence of 1 in 200,000 to 1,000,000 adults.

Hypertriglyceridemia

Hypertriglyceridemia is clinically defined as having triglyceride levels above l50 mg/dL. The most severe patients can have levels exceeding 2000 mg/dl. Hypertriglyceridemia is associated with CVD and acute pancreatitis. Like LDL-C, triglyceride levels can be affected by diet and lifestyle choices and treated with common therapies. However, over three million adults in the United States still have severe hypertriglyceridemia (sHTG). Known genetic conditions can cause sHTG, including familial chylomicronemia syndrome (FCS) and multifactorial chylomicronemia syndrome (MCS). There are parallels between FCS/MCS and HoFH/HeFH. FCS is the only true monogenic form of hypertriglyceridemia and is associated with extreme levels of triglycerides exceeding 885 mg/dL. The prevalence of FCS is 1 in 200,000 to 300,000 individuals in the United States and EU. MCS is polygenic in nature, meaning that the genetic underpinnings causing the disease vary among individuals, and is clinically defined as having triglyceride levels between 150 and 885 mg/dL. MCS has a prevalence of 1 in 600 to 1,000 individuals.

Additional In Vivo Programs

Building upon CTX310 and CTX320, we have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both rare and common diseases. These include CTX330, which targets PCSK9, a well understood target for CVD with robust data from natural human genetics and other therapeutic modalities. In addition, we have programs focused on gene correction in the liver, including for hemophilia A. Beyond the liver, we have programs targeting hematopoietic stem cells, the central nervous system, and other tissues. For instance, in collaboration with Capsida, we are developing in vivo gene editing therapies for the treatment of amyotrophic lateral sclerosis (ALS) and Friedreich’s ataxia. Capsida’s high-throughput AAV engineering platform aims to generate capsids optimized to target specific tissue types and limits transduction of tissues and cell types not relevant to the target disease, potentially improving the activity and tolerability of our gene editing investigational therapies. The combination of our technologies could thereby enable best-in-class therapies for these devastating neurodegenerative diseases.

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

Current standard of care for hemophilia A includes the use of plasma-derived or recombinant clotting factor concentrate to prevent uncontrolled bleeding. Several gene therapies are being investigated in clinical trials, most of which aim to deliver a functional copy of the F8 gene into target cells using AAV vectors. One of these gene therapies, Roctavian, received conditional approval by the EMA in August 2022. However, because AAV vectors do not integrate into a patient’s genome, transduced cells may lose episomal AAV as they divide, leading to declining FVIII levels and waning therapeutic benefit. In addition, the immunogenic nature of AAV vectors means that in most cases patients cannot receive additional infusions of the therapy. In contrast, we are developing a gene-edited product candidate to treat hemophilia A that uses CRISPR/Cas9 to insert a functional F8 gene into a specific location in a patient’s genome. This approach is intended as a one-time curative therapy where direct insertion of the F8 gene will lead to lifelong production of functional FVIII protein.

CRISPR-X: Further Unlocking the Potential of Our Gene Editing Platform

While we have made significant progress with our current portfolio of programs, we recognize that we need to continue to innovate to unlock the full potential of CRISPR gene editing and bring transformative therapies to even more patients. In 2022, we launched a new early-stage research team known as CRISPR-X that focuses on innovative research to develop next-generation gene editing modalities. CRISPR-X focuses on technologies to enable whole gene correction and insertion without requiring homology-directed repair, which occurs at low efficiency in many cells, or viral delivery of a DNA template, which creates toxicity risks and technical challenges. These technologies include all-RNA gene correction, non-viral delivery of DNA and novel editing and insertion techniques. These efforts complement our existing platform capabilities, such as guide RNA selection, on- and off-target assessment and multiplexing.

Vertex Partnered Programs

We have partnered certain of our programs in other disease areas, such as Duchenne muscular dystrophy, or DMD, myotonic dystrophy type 1, or DM1, and cystic fibrosis, or CF. We have entered into collaboration agreements with respect to these three programs with Vertex, a global leader in rare diseases with extensive disease area expertise in CF, and we retain the option to co-develop and co-commercialize products for the treatment of DM1. We believe that our CRISPR/Cas9 gene editing technology is well suited to address DMD, DM1 and CF, all of which have significant patient populations with high unmet medical need.

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

Myotonic dystrophy type 1 (DM1)

DM1 is an autosomal genetic disease caused by the expansion of a CTG trinucleotide repeat in the noncoding region of the DMPK gene. The disease affects the skeletal and smooth muscle, as well as other organ systems, such as the eye, heart, endocrine system, and central nervous system. The clinical manifestations of DM1 span a continuum from mild to severe. Based on these phenotypes, DM1 is classified into three somewhat overlapping forms: mild, classic, and congenital. Patients with mild DM1 have normal lifespans and typically develop cataracts, and experience mild sustained muscle contractions, or myotonia. Those with classic DM1 tend to have muscle weakness and wasting, myotonia, cataracts and often abnormalities in cardiac conduction, and may become physically disabled and have shortened lifespans. Patients with congenital DM1 commonly have intellectual disability and typically have hypotonia and severe generalized weakness at birth, often with respiratory insufficiency and early death. DM1 affects around 1 in 8,000 people worldwide. No approved therapies exist to treat the underlying disease; instead, most interventions to date aim to address specific symptoms of the disease.

Cystic Fibrosis (CF)

CF is a progressive disease caused by mutations in the cystic fibrosis transmembrane regulator, or CFTR, gene resulting in the loss or reduced function of the CFTR protein. Patients with CF develop thick mucus in vital organs, particularly in the lungs, pancreas and gastrointestinal tract. As a result, CF patients experience chronic severe respiratory infections, chronic lung inflammation, poor absorption of nutrients, progressive respiratory failure and early mortality. The median age of death from CF in the United States was 31 years in 2017, with most deaths resulting from respiratory failure. CF is an orphan disease that is estimated to affect more than 70,000 patients in the United States and Europe. CF patients require lifelong treatment with multiple daily medications and hours of self-care. They often require frequent hospitalizations and sometimes even lung transplantation, which can prolong survival but is not curative.

Bayer Partnered Programs

We are also investigating programs for the diagnosis, treatment, or prevention of certain autoimmune disorders and eye disorders. For these and the program for hemophilia A disorders described above, Bayer has options to either co-develop and co-commercialize two products with us or, under certain circumstances, exclusively license such optioned products.

Strategic Partnerships and Collaborations

We intend to develop CRISPR/Cas9-based therapeutics both independently and in collaboration with current and potential future corporate partners. We view strategic partnerships as a core component of our strategy, allowing us to access capabilities and resources in support of our therapeutic programs. We maintain broad strategic partnerships to develop gene editing-based therapeutics in specific disease areas.

Vertex

We have entered into a series of agreements with Vertex that contemplate certain research, development, manufacturing and commercialization activities involving various targets. Since October 2015, we have entered into a Strategic Collaboration, Option and License Agreement, as amended in 2017 and 2019, or the 2015 Collaboration Agreement; a Joint Development and Commercialization Agreement, or the Vertex JDA, which was amended and restated in April 2021, or the A&R Vertex JDCA; and a Strategic Collaboration and License Agreement, as amended in April 2021, or the 2019 Collaboration Agreement.

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

Joint Development Agreement

In December 2017, we entered into the Vertex JDA with Vertex pursuant to which the parties agreed to, among other things, co-develop and co-commercialize exa-cel and other product candidates specified in the Vertex JDA. In April 2021, we and Vertex agreed to amend and restate the Vertex JDA and entered into the A&R Vertex JDCA, pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder; (b) adjust the allocation of net profits and net losses between the parties with respect to exa-cel only; and (c) exclusively license (subject to our reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including exa-cel) that may be researched, developed, manufactured and commercialized under such agreement.

The A&R Vertex JDCA includes, among other things, provisions relating to the following:

Governance; Activities. We and Vertex disbanded the previously established collaboration strategy team and all working groups established by such team and established the following committees: (i) a joint oversight committee to provide high-level oversight and (ii) a transition committee to provide for forum planning, discussing and sharing information regarding certain transition activities until completion of such activities. Each of the new committees contain an equal number of representatives from each of CRISPR and Vertex. The A&R Vertex JDCA provides that, subject to the terms and conditions of such agreement, Vertex has the right to conduct all research, development, manufacturing and commercialization activities relating to the specified product candidates and products (including exa-cel) throughout the world subject to our reserved right to conduct certain activities. We will continue to participate in certain aspects of such activities in an observer capacity unless and to the extent otherwise agreed to by the parties.

Financial Terms. In the second quarter of 2021, in connection with the closing of the transaction contemplated by the A&R Vertex JDCA, we received a $900 million up-front payment from Vertex. Additionally, we are eligible to receive a one-time $200 million milestone payment upon receipt by Vertex of the first marketing approval of the initial product candidate from the FDA or the European Commission. The net profits and net losses, as applicable, incurred under the A&R Vertex JDCA with respect to all product candidates and products specified in the A&R Vertex JDCA other than exa-cel shall be shared equally between us and Vertex. With respect to exa-cel only, the net profits and net losses, as applicable, incurred under the A&R Vertex JDCA through July 1, 2021 in connection with the initial shared product (i.e., exa-cel) were shared equally between us and Vertex, and beginning July 1, 2021, the net profits and net losses, as applicable, incurred under the A&R Vertex JDCA are allocated 40% to CRISPR and 60% to Vertex. In addition, the A&R Vertex JDCA allows us to defer a portion of our share of costs under the arrangement if spending on the exa-cel program exceeds specified amounts. Any deferred amounts are only payable to Vertex as an offset against future profitability of the exa-cel program and the amounts payable are capped at a specified maximum amount per year.

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

Opt-Out Rights. Either party may opt out of the development of a product candidate under the A&R Vertex JDCA after predetermined points in the development of the product candidate, on a candidate-by-candidate basis. In the event of such opt-out, the party opting out will no longer share in the net profits and net losses associated with such product candidate and, instead, the opting-out party will be entitled to high single to mid-teen percentage royalties on the net sales of such product, if commercialized.

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

Bayer

In December 2019, we and Bayer entered into an option agreement, or the 2019 Option Agreement, in connection with the termination of our joint venture with Bayer established to discover, develop and commercialize CRISPR/Cas9 gene editing therapeutics to treat the genetic causes of certain diseases. Under the 2019 Option Agreement, Bayer obtained an option (exercisable during a specified exercise period defined by future events, but in no event longer than five years after the effective date of the 2019 Option Agreement) to co-develop and co-commercialize two products for the diagnosis, treatment, or prevention of certain autoimmune disorders, eye disorders, or hemophilia A disorders. In the event Bayer elects to co-develop and co-commercialize a product, the parties will negotiate and enter into a co-development and co-commercialization agreement, or a Co-Commercialization Agreement, for such product, and Bayer would be responsible for 50% of the research and development costs incurred by us for such product going forward. Bayer would receive 50% of all profits from sales of such product and would be responsible for 50% of all losses.

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

The foregoing descriptions of our strategic agreements are qualified in their entirety by reference to the full text of such agreements, copies of which are filed as exhibits to this Annual Report on Form 10-K.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, know-how and improvements that we believe are commercially important to our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties, that cover our gene editing technology, and existing and planned therapeutic programs. We also rely on trade secret protection and confidentiality agreements to protect our proprietary technologies and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, as well as continuing technological innovation and seeking in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene editing. We additionally rely on trademark protection, copyright protection and regulatory protection available via orphan drug designations, data exclusivity, market exclusivity, and, if relevant, patent term extensions. Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for our technology, our ability to defend and enforce our intellectual property rights and our ability to operate without infringing any valid and enforceable patents and proprietary rights of third parties. We also protect the integrity and confidentiality of our data, know-how and trade secrets by maintaining physical security of our premises and physical and electronic security of our information systems.

In-Licensed Intellectual Property from Dr. Charpentier

In April 2014, pursuant to an exclusive license with Dr. Charpentier, we licensed certain rights to a worldwide patent portfolio which covers various aspects of our gene editing platform technology including, for example, compositions of matter (e.g., CRISPR/Cas9 systems) and methods of use, including the use of CRISPR/Cas9 systems for gene editing. We refer to this worldwide patent portfolio as the “Patent Portfolio”. This Patent Portfolio to-date includes, for example, more than ninety-five (95) granted or allowed patents in the United States, United Kingdom, Canada, Germany, Europe, Japan, China, India, Ukraine, New Zealand, Singapore, Australia, Mexico, Tunisia, Hong Kong, Israel, Peru, the Philippines, and South Africa and pending patent applications in the United States, Europe, Canada, Mexico, Australia and other selected countries in Central America, South America, Asia and Africa. This license is limited to therapeutic products such as pharmaceuticals and biologics and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions. For further information about this license, please see “Business— License Agreements—CRISPR License with Dr. Charpentier.”

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

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement, or the IMA, with California, Vienna, Dr. Charpentier, Intellia Therapeutics, Caribou, ERS Genomics Ltd., or ERS, and our wholly-owned subsidiary TRACR Hematology Ltd., or TRACR. Under the IMA, California and Vienna retroactively consent to Dr. Charpentier’s licensing of her rights to the CRISPR/Cas9 intellectual property, pursuant to our license with Dr. Charpentier, to us, TRACR, and ERS, in the United States and globally. The IMA also provides retroactive consent of co-owners to sublicenses granted by us, TRACR and other licensees, prospective consent to sublicenses they may grant in future, retroactive approval of prior assignments by certain parties, and provides for, among other things, (i) good faith cooperation among the parties regarding patent maintenance, defense and prosecution, (ii) cost-sharing arrangements, and (iii) notice of and coordination in the event of third-party infringement of the subject patents and with respect to certain adverse claimants of the CRISPR/Cas9 intellectual property. Unless earlier terminated by the parties, the IMA will continue in effect until the later of the last expiration date of the patents underlying the gene editing technology, or the date on which the last underlying patent application is abandoned. For further information regarding the effects of joint ownership in the United States and in other jurisdictions worldwide, please see “Risk Factors—The Intellectual Property That Protects Our Core Gene Editing Technology Is Jointly Owned, And Our License Is From Only One Of The Joint Owners, Materially Limiting Our Rights In The United States And In Other Jurisdictions.”

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

Overall, our intellectual property estate includes over one hundred (100) active patent families and over forty (40) granted or allowed patents in the United States, China, Europe, and South Africa, and pending patent applications in the United States, Europe, Australia, Canada, China, Japan, Mexico and other selected countries in Central America, South America, the Middle East, Asia and Africa. The granted patents and any other patents that may ultimately issue from these patent families are expected to expire starting in 2033, not including any applicable patent term extensions.

Our U.S. trademark estate consists of over twenty (20) pending applications, including for example, for COBALT, CRISPRX, CRISPR THERAPEUTICS, CRISPR TX, CTX001, CTX130, VCTX210, and VCTX211, as well as seven U.S. registrations, including for CRISPR THERAPEUTICS, the CRISPR THERAPEUTICS logo, and CTX110. Our international trademark estate consists of multiple pending applications and registrations, including a pending application for CRISPR THERAPEUTICS in Germany and four registrations in UK, Italy, Spain and Benelux, and twelve (12) registrations for CRISPR THERAPEUTICS & DESIGN in Brazil, Benelux, Germany, Hong Kong, Italy, South Africa and Spain and three pending applications for COBALT in

Hong Kong and South Africa. We also have six International Registrations, including for CTX112 designating the EU, Switzerland, and UK, CTX131 designating the EU, Switzerland, and UK, and CRISPR THERAPEUTICS logo designating Canada, Switzerland, Japan, Korea, Mexico, Russia, Singapore, and UK.

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

Enabling Technologies

We have entered into a number of additional collaborations and license agreements to support and complement our ex vivo and in vivo programs, including agreements related to: technologies to deliver CRISPR/Cas9 ex vivo and in vivo; additions to our hematopoietic stem cell and in vivo programs, including a grant to advance gene editing therapies for HIV; and enhancements to our immuno-oncology and regenerative medicine cell therapy programs and platform. For example, we have entered into agreements with Nkarta, Inc. to co-develop and co-commercialize two donor-derived, gene-edited CAR-NK cell product candidates and a product candidate combining NK and T cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered AAV vectors for the treatment of amyotrophic lateral sclerosis and Friedreich’s ataxia; Moffitt Cancer Center and Roswell Park Comprehensive Cancer Center to advance autologous CAR T programs against new targets; MaxCyte Incorporated on ex vivo delivery for our hemoglobinopathy and immuno-oncology programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics Incorporated on intellectual property for our allogeneic immuno-oncology programs.

Manufacturing

The manufacturing processes for cell and genetic therapies are complex and require customized systems, equipment, facilities and expertise for each program and therapy. In the second quarter of 2020, we announced an investment to construct our own cell therapy manufacturing facility in Framingham, Massachusetts for clinical and commercial production of our product candidates and certain components thereof for certain of our programs. In the fourth quarter of 2021, we completed construction of this facility, and currently we are progressing the regulatory validation activities required to bring this facility into compliance with current Good Manufacturing Practice, or cGMP, and to enable us to produce cell therapy product supply suitable for human administration in the future. The facility comprises approximately 50,249 square feet.

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

We continue to expect to make significant investment in our manufacturing capabilities in Framingham, Massachusetts and in partnerships with third-party organizations for our gene editing programs in order to continue to advance and, in the future, commercialize these programs.

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

Our platform and product focus is on the development of therapies using CRISPR/Cas9 gene editing technology. We are aware of several companies focused on developing therapies in various indications using CRISPR/Cas9 gene editing technology, including Intellia Therapeutics and Editas Medicine. In addition, several academic groups have developed new gene editing technologies based on CRISPR/Cas9, such as base editing and prime editing, that may have utility in therapeutic development. Companies seeking to develop therapies based on these technologies include Beam Therapeutics and Prime Medicine.

There are also companies developing therapies using additional gene editing technologies, such as TALENs, meganucleases and ZFNs. These companies include 2seventy bio, Allogene Therapeutics, Cellectis, Precision BioSciences and Sangamo Therapeutics.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In hemoglobinopathies, these companies include Beam Therapeutics, bluebird bio, Editas Medicine, Graphite Bio, Merck, Novartis Pharmaceuticals, Pfizer, and Sangamo Therapeutics. In immuno-oncology, these companies include 2seventy bio, Adicet Bio, Allogene Therapeutics, Bristol Myers Squibb, Caribou Biosciences, Cellectis, Century Therapeutics, Fate Therapeutics, Gilead Sciences, Legend Biotech, Novartis Pharmaceuticals, Poseida Therapeutics and Precision BioSciences. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Sana Biotechnology and Semma Therapeutics (acquired by Vertex in 2019). In in vivo, these companies include Alnylam Pharmaceuticals, Arrowhead Pharmaceuticals, BioMarin Pharmaceutical, Intellia Therapeutics, Ionis Pharmaceuticals, Regeneron Pharmaceuticals and Verve Therapeutics. Gene editing is a highly active field of research and new technologies, related or unrelated to CRISPR, may be discovered and create new competition. These new technologies could have advantages over CRISPR/Cas9 gene editing in some applications and there can be no certainty that other gene editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Cas9 may be determined to be less attractive than other CRISPR proteins, such as Cas12a or novel Cas enzymes that have yet to be discovered, or other CRISPR-associated nuclease variants that can edit human DNA, such as base editors and prime editors.

Gene editing is a highly active field of research and new technologies, related or unrelated to CRISPR, may be discovered and create new competition. These new technologies could have advantages over CRISPR/Cas9 gene editing in some applications and there can be no certainty that other gene editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Cas9 may be determined to be less attractive than other CRISPR proteins, such as Cas12a or novel Cas enzymes that have yet to be discovered, or other CRISPR-associated nuclease variants that can edit human DNA, such as base editors and prime editors.

In addition to competition from other gene editing therapies or gene or cell therapies, any product we may develop may also face competition from other types of therapies, such as small molecule, antibody or protein therapies. In addition, new scientific discoveries may cause CRISPR/Cas9 technology, or gene editing as a whole, to be considered an inferior form of therapy.

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

If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing, gene therapy, and cell therapy products. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment, and product sales. In addition, due to the intense research and development taking place in the gene editing field, including by us and our competitors, the intellectual property landscape is in flux and highly competitive. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third-party, intellectual property and proprietary rights in the future. For example, see our discussion of the ‘048 interference, the ‘115 interference and European opposition proceedings in “Risk Factors—Risks Related to Intellectual Property—Third-party Claims Of Intellectual Property Infringement Against Us, Our Licensors Or Our Collaborators May Prevent Or Delay Our Product Discovery and Development Efforts.”

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

Guidance Governing Gene Therapy Products

The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material or by specifically altering host (human) genetic sequences. Examples of gene therapy products include nucleic acids (e.g., plasmids, in vitro transcribed ribonucleic acid), genetically modified microorganisms (e.g., viruses, bacteria, fungi), engineered site specific nucleases used for human genome editing and ex vivo genetically modified human cells. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Therapeutic Products, and the FDA has established the Cellular, Tissue and Gene Therapies

Advisory Committee to advise CBER on its reviews. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

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

Manufacturers and others involved in the manufacture and distribution of products, and those supplying products, ingredients, and components of them, must also register their establishments with the FDA and certain state agencies for products intended for the U.S. market, and with analogous health regulatory agencies for products intended for other markets globally. Both U.S. and non-U.S. manufacturing establishments must register and provide additional information to the FDA and/or other health regulatory agencies upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether U.S. or non-U.S., is deemed misbranded under the FDCA, and could be affected by similar as well as additional compliance issues in other jurisdictions. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA or other governing health regulatory agency may lead to a product being deemed to be adulterated.

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

Expedited Programs

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review, and regenerative medicine advanced therapy designation.

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

Finally, the FDA can accelerate review and approval of products designated as regenerative medicine advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative medicine advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

In addition, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under a BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit, and the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products, and FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared amongst multiple first interchangeable products, lasts until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

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

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with EU regulations, however it is possible that these regimes will more significantly diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Furthermore, the EU's GDPR (subject to small amendments) was incorporated into UK law by virtue of section 3 of the European Union (Withdrawal) Act of 2018 and the Data Protection Act of 2018 in the United Kingdom “implements” and complements the EU’s GDPR. On June 28, 2021, the European Commission adopted an adequacy decision in respect of transfers of personal data to the United Kingdom for a four-year period (until 27 June 2025). Similarly, the United Kingdom has determined that it considers all of the EU and EEA Member States to be adequate for the purposes of data protection. This ensures data flows between the United Kingdom and the EU and EEA remain unaffected.

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

The containment of healthcare costs also has become a priority of various federal, state and/or local governments, as well as other payors, within the United States and in other countries globally, and the prices of pharmaceuticals have been a focus in these efforts. Governments and other payors have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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
•
the federal transparency requirements known as the federal U.S. Physician Payments Sunshine Act, under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value made by that entity to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers such as physician assistants and nurse practitioners, and teaching hospitals, and requires certain manufacturers and applicable group purchasing organizations to report ownership and investment interests held by physicians or their immediate family members;
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

Some state and other laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and other laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. Further data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the GDPR, which became effective in May 2018). Analogous state laws may additionally govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, in addition to a 4% pay-as-you-go or PAYGO sequester. Following a temporary suspension from May 1, 2020 through March 31, 2022 due to the coronavirus pandemic, a 1% payment reduction began April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. In addition, the Statutory Pay-As-You-Go Act of 2010, or PAYGO, requires that automatic payment cuts of 4% be applied to Medicare and affects certain providers. These cuts were slated to go into effect January 1, 2023, but the Consolidated Appropriations Act, 2023, further delayed these cuts until 2025. Further, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was further pushed back to January 1, 2027 by the Bipartisan Safer Communities Act and later to January 1, 2032 by the Inflation Reduction Act of 2022 ("IRA").

Further, CMS finalized regulations that give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. It is unclear what type of impact, if any, efforts such as this will have on our business.

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

The IRA was signed into law in August 2022. The IRA includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate and set price caps for Medicare Part B and Part D pricing for certain high-cost, single-source drugs and biologics without generic or biosimilar competition; reduce the out-of-pocket cap for

Medicare Part D beneficiaries to $2,000 starting in 2025, effectively eliminating the so-called “donut hole” for Medicare Part
D; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge, among other areas. The effect of the IRA on our business and the healthcare industry in general is not yet known.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the national level in the United States and other jurisdictions globally, as well as at some regional, state and/or local levels within the United States or other jurisdictions, directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

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

Human Capital

As of December 31, 2022, we had 458 full-time employees. No employees were represented by labor unions or subject to collective bargaining agreements. The majority of employees were based in Boston, Massachusetts with additional employees based in Framingham, Massachusetts, Mission Bay, California, Switzerland and the United Kingdom. 97 employees held Ph.D., Pharm. D., or M.D. degrees. 391 engaged primarily in research and development or technical operations, and 67 engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support. We consider our employee relations to be good.

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

Special Note About the Coronavirus Pandemic

The ongoing coronavirus pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices around the world. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and evaluating the actual and potential impacts to our business operations, including on our ongoing and planned clinical trials. We will continue to work closely with our third-party vendors, collaborators, and other parties in order to seek to advance our programs and pipeline of product candidates, while keeping the health and safety of our employees and their families, partners, third-party vendors, healthcare providers, patients and communities a top priority. For discussion regarding the impact of the coronavirus pandemic on our business and financial results, please refer to our “Risk Factors” in Part I, Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

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

Risks Related to Our Financial Position and Need for Additional Capital

We Have Incurred Significant Operating Losses Since Our Inception And Anticipate That We Will Incur Continued Losses For The Foreseeable Future.

We have funded our operations through public and private offerings of our equity securities, private placements of our preferred shares, convertible loans and collaboration agreements with strategic partners. While we were profitable for the year ended December 31, 2021 due to an upfront payment associated with our collaboration with Vertex, we do not expect to be profitable in future years. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

The development of gene editing product candidates is capital intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate preclinical studies and clinical trials for and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Bayer, ViaCyte, Vertex or other future collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2022 and 2021, we had cash, cash equivalents and marketable securities of approximately $1,868.4 million and $2,379.1 million, respectively. With our cash, cash equivalents and marketable securities on hand as of December 31, 2022, we expect cash, cash equivalents and marketable securities to be sufficient to fund our current operating plan through at least the next 24 months.

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

Our overall development efforts are ongoing and the first clinical trial for any of our product candidates was initiated at the end of 2018. Our programs require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions; obtaining manufacturing supply, capacity, and expertise; building of a commercial organization; substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be approved for marketing by the FDA or certain other health regulatory agencies, including the EMA, before we may commercialize any product.

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

In addition, as a development stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our product candidates, we will need to continue to transition from a company with a research focus to a company capable of supporting clinical development and if successful, commercial activities. We may not be successful in such a transition.

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

Our development efforts are ongoing and have focused our research and development efforts to date on CRISPR/Cas9, gene editing technology, and our initial product candidates. Our future success depends heavily on the successful development of our CRISPR/Cas9 gene editing product candidates. We have invested substantially all of our efforts and financial resources in the identification and development of our current product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, our research programs, including those subject to our collaboration agreements with Vertex and ViaCyte and option agreement with Bayer, may fail to identify potential product candidates for clinical development for a number of reasons or may fail to successfully advance any product candidates through clinical development. Our potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

We must file U.S. Investigational New Drug, or IND, applications, clinical trial applications, or CTAs, or their equivalents with regulatory authorities to commence clinical trials. The filing of CTAs or INDs for any product candidate is subject to the identification and selection of one or more guide RNAs with acceptable efficiency, among other activities. In addition, commencing any future clinical trial is also subject to acceptance by the European regulatory authorities, or its equivalent, of our CTAs, or the FDA of our INDs, and finalizing the trial design based on discussions with the applicable regulatory authorities. In the event that the European regulatory authorities, FDA or their equivalent requires us to complete additional preclinical studies or we are required to satisfy other requests, our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, they could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect.

To become and remain profitable, we must develop and commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. Our product candidates require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions; obtaining manufacturing supply, capacity, and expertise; building of a commercial organization; substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product development programs must be approved for marketing by the FDA, EMA or certain other health regulatory agencies, before we may commercialize our product candidates. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in our value also could cause shareholders to lose all or part of their investment.

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
•
maintenance of current, and entry into additional, collaborations to further the development of our product candidates;
•
approval of CTAs or INDs for our product candidates to commence clinical trials;
•
successful enrollment in, and completion of, clinical trials and preclinical studies;
•
successful data from our clinical program that support an acceptable risk-benefit profile of our product candidates for the intended patient populations;
•
receipt of regulatory and marketing approvals from applicable regulatory authorities;
•
establishing and maintaining arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
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
•
the administration processes or related procedures for our product candidates (e.g., treatment with myeloablative busulfan conditioning prior to receiving exa-cel or undergoing a lymphodepletion regimen prior to receiving our immunotherapy product candidates);
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

Our CRISPR/Cas9 Gene Editing Product Candidates Are Based On A Relatively New Gene Editing Technology, Which Makes It Difficult To Predict The Time And Cost Of Development And Of Subsequently Obtaining Regulatory Approval, If At All. There Have Only Been A Limited Number Of Clinical Trials Of Product Candidates Based On Gene Editing Technology And No Gene Editing Products Have Been Approved In The United States Or In The EU.

CRISPR/Cas9 gene editing technology is relatively new, and no products based on CRISPR/Cas9 or other similar gene editing technologies have been approved in the United States or the EU and only a limited number of clinical trials of product candidates based on gene editing technologies have been commenced. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. For example, because we have only limited data from clinical trials in exa-cel, CTX110 and CTX130, we have not yet been able to fully assess safety in humans. In addition, because we have only recently commenced clinical trials for certain of our other product candidates, we have not yet been able to assess safety in humans. There may be long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, testing of our product candidates in animal models may not be predictive of the results we observe in human clinical trials of our product candidates for either safety or efficacy. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene editing technology, or any similar or competitive gene editing technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our gene editing technology or any of our research and development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Our Engineered Allogeneic T cell Product Candidates Represent A Novel Approach To Cancer Treatment That Creates Significant Challenges For Us.

For our immuno-oncology programs, we are developing a pipeline of allogeneic T cell product candidates (including, for example, CTX110, CTX112, CTX130 and CTX131) that are engineered from healthy donor T cells to express chimeric antigen receptors, or CARs, and are intended for use in any patient with certain cancers. Unlike for autologous CAR T therapies, for allogeneic CAR T therapies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized allogeneic CAR T product candidates challenging and makes the development and commercialization pathway of those product candidates uncertain.

We have developed screening processes designed to enhance the quality and consistency of T cells used in the manufacture of our CAR T cell product candidates, but our screening processes may fail to identify suitable donor material and we may discover failures with the material after production. We may also have to update our specifications for new risks that may emerge, such as to screen for new viruses.

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

In addition, approved autologous CAR T therapies and those under development have shown frequent rates of cytokine release syndrome, neurotoxicity, serious infections, prolonged cytopenia and hypogammaglobulinemia, and other serious adverse events that have resulted in patient deaths. We expect similar adverse events for our allogeneic CAR T product candidates. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy. Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as Graft versus Host Disease, or GvHD, or infusion reactions. GvHD results when allogeneic T cells start recognizing the patient’s normal tissue as foreign.

We have designed our CRISPR/Cas9 gene editing technology to eliminate the T-cell receptor from the healthy donor T cells to reduce the risk of GvHD from our product candidates, as well as to remove the class I major histocompatibility complex from the cell surface in order to limit the patient’s immune system from attacking the allogeneic T cells and to improve the persistence of the CAR T cells. However, the gene editing of our product candidates may not be successful in limiting the risk of GvHD or premature rejection by the patient. In addition, results of our immuno-oncology clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

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

Regulatory requirements in the United States and in other jurisdictions governing gene therapy products have changed frequently and may continue to change in the future. The FDA has issued several guidance documents on gene therapy products. The FDA established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. In addition to the government regulators, the IBC and IRB of each institution at which we conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates and seek regulatory approval, we will be required to consult with these regulatory agencies and committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

In addition to serious adverse events or side effects caused by any product candidate we may develop, the administration process or related procedures also can cause undesirable side effects. Patients who enroll in our exa-cel clinical trials have their own CRISPR/Cas9 edited-hematopoietic stem and progenitor cells, exa-cel, infused back into the patient as part of a stem cell transplant, a process which involves, among other things, a patient being treated with myeloablative busulfan conditioning. Patients undergoing stem cell transplants may also encounter side effects (ranging from mild to severe) that are unrelated to the administration of exa-cel. Patients who enroll in our immunotherapy trials undergo a lymphodepletion regimen, which generally includes fludarabine and cyclophosphamide that may cause serious adverse events. Because these regimens will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of certain infections that may be unable to be cleared by the patient and could ultimately lead to death. Any side effects may not be appropriately recognized or managed by the treating medical staff. We or our collaborators expect to have to educate medical personnel using any product candidates we may develop to understand the side effect profiles for our clinical trials and upon any commercialization of such product candidates. Inadequate recognition or management of the potential side effects of such product candidates could result in patient injury or death. If any undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events occur, our clinical trials or commercial distribution of any product candidates or products we develop alone or with collaborators could be suspended or terminated, and our business and reputation could suffer substantial harm.

If in the future we are unable to demonstrate that such adverse events were caused by factors other than our product candidate, the FDA, EMA or other comparable health regulatory authorities could order us to cease further clinical studies of, or deny approval of, any product candidates we are able to develop for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations and prospects significantly.

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

Any of these events could prevent us from achieving or maintaining market acceptance of our gene editing technology and any product candidates we may identify and develop and could have a material adverse effect on our business, financial condition, results of operations and prospects.

If We Experience Delays Or Difficulties In The Enrollment Of Patients In Clinical Trials, Our Receipt Of Necessary Regulatory Approvals Could Be Delayed Or Prevented.

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for any rare genetically defined diseases we may target in the future. In addition, if patients are unwilling to participate in our gene editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy or gene editing fields, competitive clinical trials for similar patient populations, clinical trials with competing products, or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of any product candidates we may develop may be delayed. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as any product candidates we may develop, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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
•
proximity and availability of clinical trial sites for prospective patients; and
•
the ongoing coronavirus pandemic.

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

Our Business May Be Adversely Affected By A Pandemic, Epidemic Or Outbreak Of An Infectious Disease, Such As The Ongoing Coronavirus Pandemic And The Emergence of Additional Variants.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party contract manufacturers and contract research organizations upon whom we rely, as well as our ability to recruit patients for our clinical trials. For example, the ongoing coronavirus pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices around the world.

The extent to which the ongoing coronavirus pandemic may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, particularly as virus variants continue to spread. For example, we experienced, and may experience again, some temporary delays or disruptions due to the coronavirus pandemic, including pauses in and delays to patient dosing, limited or reduced patient access to ICU beds, hospitals and healthcare resources generally, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites. In addition, certain of our third-party manufacturers and suppliers paused their operations in the early stages of the pandemic, and some have paused their operations again as additional waves of the coronavirus pandemic have impacted local communities and/or as a result of national and local regulations.

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

Any positive results from our preclinical studies or preliminary results from our clinical trials of our product candidates may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Preliminary, interim and top-line data from clinical trials may change as more patient data become available. Preliminary, interim or top-line data from clinical trials are not necessarily predictive of final results, including the results submitted in support of approval in a BLA or equivalent submission outside the United States. Interim, top-line and preliminary data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects. Moreover, preliminary, interim and top-line data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. For example, consistent with the FDA's recommendation, certain of our clinical trials include a 15 year follow-up observation period in which we will continue to collect patient data.

The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned preclinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. Similarly, many companies in the pharmaceutical and biotechnology industries have failed to receive regulatory approval despite completing registration trials. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval.

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

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States, by EMA in the EU and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. While we have multiple product candidates in clinical development and advanced preclinical development for a range of diseases, we have not yet submitted BLAs for any of our wholly-owned allogeneic CAR T product candidates to the FDA, or similar marketing applications to comparable foreign authorities. In the fourth quarter of 2022, we and Vertex completed regulatory submissions for exa-cel with the EMA and MHRA in the EU and the UK, respectively, for the potential treatment of SCD and TDT, and both the EMA and the MHRA have validated the respective Marketing Authorization Applications. In addition, we and Vertex initiated the BLA rolling submission to the FDA in November 2022, which we and Vertex expect to be complete by the end of the first quarter of 2023. However, we have not received approval or clearance to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop, alone or in conjunction with collaborators, in the future will ever obtain regulatory approval or clearance.

We have limited experience in submitting and supporting the applications necessary to gain regulatory and marketing approvals. We expect to rely on third-party CROs and/or regulatory consultants to assist us in this process for our wholly-owned product candidates and, pursuant to our A&R Vertex JDCA, we have relied on Vertex for submitting such applications for our hemoglobinopathies product candidates. Submission of a BLA or other similar marketing applications to comparable foreign authorities and securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency, also known as safety and effectiveness, for each desired therapeutic indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel as a result of the coronavirus pandemic, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial; and our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. For example, there is no assurance that data obtained at the completion of any of our clinical trials, including for our ongoing wholly-owned product candidates, including CTX110 and CTX130, will indicate clinically meaningful benefit or support submission of a BLA, or will be sufficiently robust from a safety and/or efficacy perspective to support either accelerated or conditional approval or full approval. Moreover, there is no assurance that the data obtained to date in the ongoing CLIMB-111 and CLIMB-121 clinical trials of exa-cel and being submitted to the FDA on a rolling basis will be sufficiently robust from a safety and/or efficacy perspective to support either accelerated or conditional approval or full approval of a BLA. Depending on the outcome of these ongoing clinical trials, and robustness of the data submitted, once submitted, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval of a BLA. Furthermore, if any undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events occur, and if we are unable to demonstrate such adverse events were caused by factors other than our product candidate, the FDA, EMA or other comparable health regulatory authorities could suspend our clinical trial until we are able to gather sufficient information or order us to cease further clinical studies of our product candidate. If this were to occur this would likely result in delays in our ability to submit a BLA for regulatory approval. We may face similar challenges with foreign regulatory bodies.

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

The process of obtaining marketing approvals, both in the United States and in other foreign jurisdictions, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In order to eventually market any of our product candidates in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Similarly, approval by foreign regulatory authorities does not ensure approval by the FDA. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval in multiple jurisdictions could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in certain countries. Regulatory approval processes outside the United States involve all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and, as a company, do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

We have obtained and may seek Fast Track Designation for some of our product candidates. For instance, exa-cel has been granted Fast Track Designation by the FDA for the treatment of TDT and SCD. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product's marketing application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA's time period goal for reviewing an application does not begin until the last section of the application is submitted. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA's priority review procedures.

We have obtained and may seek RMAT designation for some of our product candidates. For instance, exa-cel has been granted RMAT designation by the FDA for the treatment of TDT and SCD, as well as CTX110 for the treatment of relapsed or refractory B-cell lymphoma and CTX130 for the treatment of Mycosis Fungoides and Sézary Syndrome (MF/SS). In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for other of our product candidates. RMAT designation does not change the FDA's standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges. Further, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval. Moreover, under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

Finally, we have obtained and may seek to qualify our product candidates under the PRIME scheme from the EMA. For instance, exa-cel has been granted PRIME designation for the treatment of TDT and SCD. The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial MAA through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. There is no assurance that we will be able to obtain PRIME qualification for other of our product candidates. PRIME does not change the standards for product approval, and there is no assurance that such qualification will result in expedited review or approval. Moreover, where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

We May Seek Designation For Our Platform Technology As A Designated Platform Technology, But We Might Not Receive Such Designation, And Even If We Do, Such Designation May Not Lead To A Faster Regulatory Review Or Approval Process.

We may seek designation for our platform technology as a designated platform technology. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under a BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a drug that uses or incorporates the platform technology. Even if we believe our platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

We May Be Unable To Obtain Orphan Drug Designation Or Exclusivity. If Our Competitors Are Able To Obtain Orphan Drug Exclusivity For Products That Constitute The Same Drug And Treat The Same Indications As Our Product Candidates, We May Not Be Able To Have Competing Products Approved By The Applicable Regulatory Authority For A Significant Period Of Time.

We have received orphan drug designation in the United States from the FDA for certain of our programs, including for CTX130 for the treatment of T-cell lymphomas. We also have received orphan drug designation from the FDA and the European Commission for exa-cel for the treatment of TDT and SCD. We may in the future seek orphan drug designation for certain of our other product candidates, but we may be unable to maintain orphan drug designation or obtain any benefits associated with orphan drug designation, including market exclusivity. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission after recommendation from the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and in the European Union the ability to apply for a centralized EU marketing authorization.

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

In particular, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. For example, in April 2016, a group of scientists reported on their attempts to edit the genome of human embryos to modify the gene for hemoglobin beta. This is the gene in which a mutation occurs in patients with the inherited blood disorder beta thalassemia. Although this research was purposefully conducted in embryos that were not viable, the work prompted calls for a moratorium or other types of restrictions on gene editing of human eggs, sperm, and embryos. Additionally, in November 2018, Dr. Jiankui He, a biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, reportedly claimed he had created the first human genetically edited babies, twin girls. This claim, and another that Dr. He had helped create a second gene-edited pregnancy, was subsequently confirmed by Chinese authorities and was negatively received by the public, in particular by those in the scientific community. News reports indicate that Dr. He was sentenced to three years in prison and fined $430,000 in December 2019 by the Chinese government for illegal medical practice in connection with such activities. In the wake of the claim, the World Health Organization established a new advisory committee to create global governance and oversight standards for human gene editing. The Alliance for Regenerative Medicine in Washington, D.C. has called for a voluntary moratorium on the use of gene editing technologies, including CRISPR/Cas9, in research that involves altering human embryos or human germline cells and has also released principles for the use of gene editing in therapeutic applications endorsed by a number of companies that use gene editing technologies. Similarly, the NIH has announced that it would not fund any use of gene editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in many other European countries.

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

If We Are Unable To Establish Sales And Marketing Capabilities Or Enter Into Agreements With Third Parties To Sell And Market Products Based On Our Technologies, We May Not Be Successful In Commercializing Our Products If And When Any Products Candidates Are Approved And We May Not Be Able To Generate Any Revenue.

We do not currently have a sales or marketing infrastructure and, as a company, have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product candidate for which we retain sales and marketing responsibilities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates, if any are approved.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability to us from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. For example, pursuant to our A&R Vertex JDCA, Vertex has the right to conduct all commercialization activities relating to exa-cel throughout the world and net profits and net losses, as applicable, incurred under the A&R Vertex JDCA are allocated 40% to CRISPR and 60% to Vertex. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Our platform and product focus is on the development of therapies using CRISPR/Cas9 gene editing technology. We are aware of several companies focused on developing therapies in various indications using CRISPR/Cas9 gene editing technology, including Intellia Therapeutics and Editas Medicine. In addition, several academic groups have developed new gene editing technologies based on CRISPR/Cas9, such as base editing and prime editing, that may have utility in therapeutic development. Companies seeking to develop therapies based on these technologies include Beam Therapeutics and Prime Medicine

There are also companies developing therapies using additional gene editing technologies, such as TALENs, meganucleases and ZFNs. These companies include 2seventy bio, Allogene Therapeutics, Cellectis, Precision BioSciences and Sangamo Therapeutics.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In hemoglobinopathies, these companies include Beam Therapeutics, bluebird bio, Editas Medicine, Graphite Bio, Merck Sharp & Dohme, Novartis Pharmaceuticals, Pfizer, and Sangamo Therapeutics. In immuno-oncology, these companies include 2seventy bio, Adicet Bio, Allogene Therapeutics, Bristol Myers Squibb, Caribou Biosciences, Cellectis, Century Therapeutics, Fate Therapeutics, Gilead Sciences, Legend Biotech, Novartis Pharmaceuticals, Poseida Therapeutics and Precision BioSciences. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Sana Biotechnology and Semma Therapeutics (acquired by Vertex in 2019). In in vivo, these companies include Alnylam Pharmaceuticals, Arrowhead Pharmaceuticals, BioMarin Pharmaceutical, Intellia Therapeutics, Ionis Pharmaceuticals and Verve Therapeutics.

Gene editing is a highly active field of research and new technologies, related or unrelated to CRISPR, may be discovered and create new competition. These new technologies could have advantages over CRISPR/Cas9 gene editing in some applications and there can be no certainty that other gene editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Cas9 may be determined to be less attractive than other CRISPR proteins, such as Cas12a or novel Cas enzymes that have yet to be discovered, or other CRISPR-associated nuclease variants that can edit human DNA, such as base editors and prime editors.

In addition to competition from other gene editing therapies or gene or cell therapies, any product we may develop may also face competition from other types of therapies, such as small molecule, antibody or protein therapies. In addition, new scientific discoveries may cause CRISPR/Cas9 technology, or gene editing as a whole, to be considered an inferior form of therapy.

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

If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing, gene therapy, and cell therapy products. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment, and product sales. In addition, due to the intense research and development taking place in the gene editing field, including by us and our competitors, the intellectual property landscape is in flux and highly competitive. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third-party, intellectual property and proprietary rights in the future. For example, see our discussion of the ‘048 interference, the ‘115 interference and European opposition proceedings in “Risks Related to Intellectual Property—Third-party Claims Of Intellectual Property Infringement Against Us, Our Licensors Or Our Collaborators May Prevent Or Delay Our Product Discovery and Development Efforts.”

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

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Third-party payors, such as private health insurers, health maintenance organizations, and governmental programs such as Medicare and Medicaid, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Governmental and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. See the sections entitled “Business—Coverage, Pricing and Reimbursement” and “Business—Healthcare Reform.”

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

We have entered into strategic collaborations and licenses, including, for example, with Vertex and ViaCyte (which was acquired by Vertex in 2022), and may enter into additional collaborations and licenses with other third parties in the future. For some programs, we also depend on, or may in the future depend on, third-party collaborators and strategic partners to design and conduct our clinical trials, and for any approved products, the commercialization of such products. Some of these collaborations provide us with important technologies in order to more fully develop our product candidates and we may enter into collaborations with other companies to provide us with important technologies or funding for our programs. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners.

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

We Have Partnered With Vertex On Our Lead Program Exa-cel; Vertex Has Significant Control Over The Exa-cel Program.

We have entered into a series of agreements with Vertex that contemplate certain research, development, manufacturing and commercialization activities involving various targets. Pursuant to these agreements, Vertex has sole authority to conduct certain activities. For example, under our 2015 Collaboration Agreement with Vertex to research, develop and commercialize new treatments aimed at the underlying genetic causes of human diseases, Vertex had sole authority to select genetic targets to pursue and we do not have control over the development of any product candidates for the selected genetic targets. In addition, under our 2019 Collaboration Agreement with Vertex, Vertex has sole authority to develop and commercialize products for the treatment of DMD and DM1 under the agreement (subject to our option to co-develop and co-commercialize products for the treatment of DM1). In addition, in the third quarter of 2022, Vertex announced it had acquired ViaCyte, pursuant to which it will have joint rights to develop and commercialize product candidates and shared products for use in the treatment of diabetes type 1, diabetes type 2 and insulin dependent/requiring diabetes throughout the world.

Additionally, we are developing and preparing to commercialize exa-cel for TDT and SCD in partnership with Vertex under the A&R Vertex JDCA. Under the A&R Vertex JDCA, subject to the terms and conditions of such agreement, Vertex has the right to conduct all research, development, manufacturing and commercialization activities relating to the specified product candidates and products (including exa-cel) throughout the world subject to our reserved right to conduct certain activities. While we will continue to participate in certain aspects of such activities in an observer capacity unless and to the extent otherwise agreed to by the parties, and we and Vertex have an equal number of representatives on the joint oversight committee and transition committee, Vertex controls the development of exa-cel or any future product candidates subject to the A&R Vertex JDCA.

Our lack of control over the clinical development, manufacturing, regulatory submission and commercialization activities in certain of our agreements with Vertex could cause delays or other difficulties in the development and commercialization of product candidates, which may prevent among other things, completion of intended IND filings in a timely fashion, if at all, or the completion or delay in BLA filings. For example, there is no assurance that data obtained from our partnered exa-cel programs will indicate clinically meaningful benefit or support approval of a BLA, and we cannot be certain that data from CLIMB-111 and CLIMB-121 clinical trials will be sufficiently robust from a safety and/or efficacy perspective to support either conditional approval or full approval. The FDA may require that we and Vertex conduct additional or larger pivotal trials before we and Vertex can complete our rolling submission or obtain approval of a BLA. Furthermore, we are required to submit data relating to certain release assays designed to confirm the quality, purity and strength (including potency) of exa-cel as a condition for completing the BLA submission. Under the A&R Vertex JDCA, Vertex is responsible for such clinical trials and manufacturing. If Vertex is unable to submit the required data in a timely manner, there is the potential for further delaying the completion of our BLA submission, with the potential consequence of delaying any approval and commercial launch of exa-cel in the United States.

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

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. For example, Vertex may prioritize its solely owned diabetes program to the detriment of the diabetes program we have with ViaCyte (which was acquired by Vertex in 2022). Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.

Current or future collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

Our Collaborators Or Strategic Partners May Decide To Adopt Alternative Technologies Or May Be Unable To Develop Commercially Viable Products With Our Technology, Which Would Negatively Impact Our Revenues And Our Strategy To Develop These Products.

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of our CRISPR/Cas9 gene editing technology. For example, Vertex is also advancing other therapeutic product candidates targeting diabetes. Additionally, because our current collaborators or strategic partners are and we anticipate that any future collaborators or strategic partners will be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our CRISPR/Cas9 gene editing technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. The failure to develop and commercialize a product candidate pursuant to our agreements with our current or future collaborators would prevent us from receiving future milestone and royalty payments which would negatively impact our revenues.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, we have granted exclusive rights to Vertex for certain genetic targets, and during the term of the collaboration agreements, we will be restricted from granting rights to other parties to use our gene editing technology to pursue therapies that address these genetic targets. The non-competition provisions in this agreement could limit our ability to enter into strategic collaborations with future collaborators.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates that we may develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates for which we obtain marketing approval. See the section entitled “Business—Healthcare Law and Regulation.”

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

The manufacturing process used to produce CRISPR/Cas9-based product candidates may be complex, as they are novel and have not been validated for clinical and commercial production. Several factors could cause production interruptions, including inability to develop novel manufacturing processes, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, including the coronavirus pandemic, disruption in utility services, human error or disruptions in the operations of our suppliers, including acquisition of the supplier by a third party or declaration of bankruptcy. The expertise required to manufacture these product candidates may be unique to a particular contract manufacturing organizations, and as a result, it would be difficult and time consuming to find an alternative contract manufacturing organization. Failure or process defects in any of the interrelated systems at either our manufacturing facility, once validated, or those of our third-party manufacturers, could adversely impact our ability to manufacture and supply cell therapy product candidates and certain components thereof intended for research, clinical and, if approved, commercial production. For additional information regarding the impact of the coronavirus pandemic, please see “Our Business May Be Adversely Affected By The Ongoing Coronavirus Pandemic, Including the Emergence of Additional Variants.”

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

In the fourth quarter of 2021, we completed construction of a new cell therapy manufacturing facility in Framingham, Massachusetts, that, among other things, once validated, will be capable of supporting research, clinical and commercial production of our cell therapy product candidates and certain components thereof for certain of our programs. We are progressing the regulatory validation activities required to bring this facility into cGMP compliance and to enable us to produce cell therapy product supply suitable for human administration in the future. We have never before built and operated our own manufacturing facility, and we can provide no assurances that we will be able to build out and operate our internal manufacturing capacity or achieve required validation of our Framingham facility. While the design of the facility is based on current standards for biotechnology facilities, it has not yet been reviewed or pre-approved by any regulatory agency, nor has the facility been inspected by any regulatory agency such as the FDA. We could incur delays in implementing the full operational state of the facility, causing delays to clinical supply or extended use of our third-party contract manufacturing partners, resulting in unplanned expenses. In constructing our facility in Framingham, Massachusetts, we have incurred substantial expenditures, and expect to incur significant additional expenditures in validating and operating the facility in the future.

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

Swiss Corporate Governance With Respect To Executive Compensation May Affect Our Business.

Swiss corporate law, among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and board of directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and board of directors and (c) requires companies to specify various compensation-related matters in their articles of association, thus requiring them to be approved by a shareholders’ vote. At our annual general meetings, our shareholders are required to approve the maximum aggregate compensation of our board of directors and our executive management team. Swiss law further provides for criminal penalties against directors and members of executive management in case of non-compliance with certain of the requirements regarding compensation. Such provisions may negatively affect our ability to attract and retain executive management and members of our board of directors.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are required to comply with the requirements of The Sarbanes-Oxley Act of 2002, or SOX, which requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of SOX. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. The UK Government has announced plans to reform its data protection legal framework in its Data Reform Bill but those have been put on hold. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

The EU-U.S. and the Swiss-U.S. Privacy Shield frameworks allowed U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU and Switzerland. In 2020, the Court of Justice of the EU ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR’s cross-border data transfer restrictions, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner has opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the United States and the UK Information Commissioner’s Office has stated that the Privacy Shield framework is inadequate for transfers from the UK to the United States. Furthermore, on June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. We will be required to transition to the new forms of standard contractual clauses and doing so may require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. On March 25, 2022, the European Commission and the United States announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”, which will replace the invalidated Privacy Shield and on December 13, 2022, the European Commission published a draft adequacy decision on the Trans-Atlantic Data Privacy Framework. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.

Our Business And Operations May Be Negatively Impacted By The United Kingdom’s Withdrawal From The EU.

On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. The UK formally left the EU on January 31, 2020, however there was an initial transition period until December 31, 2020 during which EU rules and legislation continued to apply. The UK and EU have signed a EU-UK Trade and Cooperation Agreement, or the TCA, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with EU regulations, however it is possible that these regimes will more significantly diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the UK in the long-term.

Since the expiry of the transition period, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. Any new divergent regulations in Great Britain and the EU could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. Any of these longer-term effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations. Our UK operations support our current and future operations and clinical activities (including, without limitation, clinical activities for exa-cel) in other countries in the EU and European Economic Area, or EEA, and these operations and clinical activities could be disrupted by the longer term effects of Brexit.

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

Risks Related to Intellectual Property

If We Are Unable To Obtain Or Protect Intellectual Property Rights Related to Our Proprietary Gene Editing Technology And Product Candidates, We May Not Be Able To Compete Effectively In Our Markets.

Our success depends in large part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other jurisdictions with respect to our CRISPR/Cas9 platform technology and any proprietary product candidates and technology we develop. We rely upon a combination of intellectual property rights, including patent rights, trade secret protection and confidentiality agreements to protect the intellectual property related to our gene editing technology and product candidates. Presently we have rights to certain intellectual property, through licenses from third parties and under patent rights that we own, to develop our gene editing technology and/or product candidates. For example, through our 2014 exclusive license with Dr. Charpentier, we exclusively license certain rights to a worldwide patent portfolio, including more than ninety-five (95) granted or allowed patents, as well as pending patent applications, which covers various aspects of our gene editing platform technology, including, for example, compositions of matter (e.g., CRISPR/Cas9 systems), and methods of use, including the use of a CRISPR/Cas9 system for gene editing. We refer to this worldwide patent portfolio as the “Patent Portfolio”. In addition, we have filed numerous patent applications covering our product candidates, which cover various aspects of our product candidates, including, for example, compositions of matter, as well as methods of making and using.

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

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our gene editing technology and/or product candidates. It is possible that we have failed to identify relevant third-party patents or applications. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with any degree of certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, there is no assurance that all of the potentially relevant prior art relating to our owned and in-licensed patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application.

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

Additionally, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and in other jurisdictions. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. See “Risk Factors —Risks Related to Intellectual Property—Third-party Claims Of Intellectual Property Infringement Against Us, Our Licensors Or Our Collaborators May Prevent Or Delay Our Product Discovery and Development Efforts” for more information. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, revoked, invalidated or held unenforceable, in whole or in part, which could limit our ability to practice the invention or stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Because our gene editing technology and product candidates could require the use of proprietary rights held by third parties, the growth of our business could depend in part on our ability to acquire, in-license, or use these proprietary rights. We may be unable to acquire or in-license such intellectual property rights from third parties that we identify. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Furthermore, as industry, government, academia and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. We cannot guarantee that our gene editing technology, product candidates or the use of such product candidates do not infringe third-party patents. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and commercialize our product candidates, may differ by country.

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

Further, in June 2019, the USPTO declared a second interference (Interference No. 106,115, or ‘115 interference) between fourteen (14) pending U.S. patent applications co-owned by the CVC Group and thirteen (13) patents and a patent application co-owned by the Broad. The Broad patents include those that were the subject of the ‘048 interference. In September 2020, the PTAB issued an order that, among other matters, advanced the proceeding to the priority phase. In February 2022, PTAB issued a Decision of Priority and Judgment finding that Broad has priority over CVC Group with respect to the subject matter of the interference. The CVC Group has appealed this decision to the Federal Circuit. Any final decision by the Federal Circuit can be further appealed to the Supreme Court.

In addition to the Broad, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA and formerly known as “Sigma-Aldrich”) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the CVC Group application was filed and allege (or may allege) that they invented one or more of the inventions claimed by the CVC Group before the CVC Group. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the CVC Group application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. For example, in December 2020, the USPTO declared an interference (Interference No. 106,127, or ‘127 interference) between a ToolGen patent application that claims certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same fourteen pending U.S. patent applications co-owned by the CVC Group that are involved in the ‘115 interference. This interference has been stayed pending a decision by the Federal Circuit in the ‘115 interference. The PTAB’s judgment may be appealed to the Federal Circuit, and thru to the Supreme Court. In addition, in June 2021, the USPTO declared an interference (Interference No. 106,132, or ‘132 interference) between a MilliporeSigma patent application that claims certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same fourteen pending U.S. patent applications co-owned by the CVC Group that are involved in the ‘115 interference. This interference has been stayed pending a decision by the Federal Circuit in the ‘115 interference. Ultimately, the PTAB’s judgment may be appealed to the Federal Circuit, and thru to the Supreme Court.

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

We are reliant upon licenses to certain intellectual property from third parties that are important or necessary to the development of our gene editing technology and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use or cover all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

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

We May Experience Disputes With The Third Parties That We In-license Intellectual Property Rights From Or Those We License Intellectual Property To. Any Disputes With These Parties Could Adversely Affect Our Business And We Could Lose License Rights That Are Important To Our Business.

We license the intellectual property that covers our gene editing technology from a third party, and we expect to continue to in-license additional third-party intellectual property rights as we expand our gene editing technology. Disputes may arise with the third parties from whom we license our intellectual property rights from for a variety of reasons, including:

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

Similarly, as we continue to enter into license agreements, collaboration agreements and partnerships with third-parties to expand our development programs, we have, and expect to continue to, out-license some of our intellectual property to these third-parties. Disputes may arise with these third parties to whom we out-license our intellectual property rights for a variety of reasons, including, the scope of rights granted under any such agreement and other interpretation-related issues. Any disputes with our current or future collaboration partners or licensees regarding the scope of intellectual property rights granted to such partner or licensee by us could result in the delay of development programs and would make us susceptible to lengthy and expensive disputes with our partners or licensees.

We May Not Be Successful In Obtaining Or Maintaining Necessary Rights To Any Product Candidates or Other Technologies We May Develop Through Acquisitions And In-Licenses.

We currently have rights to intellectual property, through in-licenses from third parties, to identify and develop product candidates, as well as use other technologies. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of gene editing technology and filing patent applications potentially relevant to our business. For example, we are aware of several third-party patent applications that, if issued, may be construed to cover our gene editing technology and product candidates. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. We may also require licenses from third parties for certain modified or improved components of gene editing technology, such as modified nucleic acids, as well as non-CRISPR/Cas9 technologies such as delivery methods that we are evaluating for use with product candidates we may develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and gene editing technology. The licensing or acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established, or have greater resources than we do may be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates or technology that we may seek to acquire. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program, technology, or product candidate, or discontinue the practice of our core CRISPR/Cas9 gene editing technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The Intellectual Property Landscape Around Gene Editing Technology, Including CRISPR/Cas9, Is Highly Dynamic, And Third Parties May Initiate And Prevail In Legal Proceedings Alleging That The Patents That We In-License Or Own Are Invalid Or That We Are Infringing, Misappropriating, Or Otherwise Violating Their Intellectual Property Rights, The Outcome Of Which Would Be Uncertain And Could Have A Material Adverse Effect On The Success Of Our Business.

The field of gene editing, especially in the area of gene editing technology, is still in its infancy, and no such products have reached the market. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including re-examination interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in other jurisdictions such as oppositions before the European Patent Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. If we are unable to prove that these patents are invalid and we are not able to obtain or maintain a license on commercially reasonable terms, such patents could have a material adverse effect on the conduct of our business. If we are found to infringe such third-party patents, we and our partners may be required to pay damages, cease commercialization of the infringing technology, including our core CRISPR/Cas9 gene editing technology, or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court ruled that a “naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated,” and invalidated Myriad Genetics’ claims on the isolated BRCA1 and BRCA2 genes. Certain claims of our patents relate to CRISPR/Cas9 gene editing technology as well as guide components that are directed to naturally occurring DNA sequences. To the extent that such claims are deemed to be directed to natural products, or to lack an inventive concept above and beyond an isolated natural product, a court may decide the claims are invalid under Myriad. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Europe’s planned Unified Patent Court may particularly present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. While that new court is being implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it will also provide our competitors with a new forum to use to centrally revoke our European patents. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by that court. We will have the right to opt our patents out of that system over the first seven years of the court, but doing so may preclude us from realizing the benefits of the new unified court.

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

We are required, from time to time, to evaluate the carrying amount of our investments in affiliates, as presented on our Swiss standalone balance sheet. If we determine that the carrying amount of any such investment exceeds its fair value, we may conclude that such investment is impaired. The recognized loss associated with such a non-cash impairment could result in our net assets no longer covering our statutory share capital and statutory capital reserves. Under Swiss law, if our net assets cover less than 50 percent of our statutory share capital, statutory capital reserves and statutory earnings reserves that are not repayable to shareholders, the board of directors must take appropriate measure to overcome the situation and, if necessary, convene a general meeting of shareholders and propose measures to remedy such a capital loss. The appropriate measures depend on the relevant circumstances and the magnitude of the recognized loss and may include seeking shareholder approval for offsetting the aggregate loss, or a portion thereof, with our statutory capital reserves including qualifying additional paid-in capital otherwise available for distributions to shareholders or raising new equity. Depending on the circumstances, we may also need to use qualifying additional paid‑in capital available for distributions in order to reduce our accumulated net loss and such use might reduce our ability to make distributions without subjecting our shareholders to Swiss withholding tax. These Swiss law requirements could limit our flexibility to swiftly implement certain initiatives or strategies.

Anti-takeover Provisions In Our Articles Of Association Could Make An Acquisition Of Our Company, Which May Be Beneficial To Our Shareholders, More Difficult And May Prevent Attempts By Our Shareholders To Replace Or Remove Our Current Management.

Provisions in our articles of association may discourage, delay or prevent an acquisition of our Company or changes in the composition of our board of directors. Among other things, these provisions require the approval of at least two thirds of represented shares present or voting at a shareholder meeting for the removal of a member of our board of directors and to increase the maximum number of members of our board of directors; limit the accumulated voting rights of any person or entity to 15% of our registered share capital; limit the voting rights of an acquirer of more than 5% of our registered share capital in a transaction or series of transactions in which our board of directors did not provide for an exemption, which could prevent or delay a change in control of our Company; provide that the board of directors is authorized, at any time during a maximum two‑year period, which under our current authorized share capital will expire on June 10, 2023 and will, if resolved by the shareholders' meeting, be replaced by a capital band (Kapitalband) (see “Risk Factors—Our Status As A Swiss Corporation May Limit Our Flexibility With Respect To Certain Aspects Of Capital Management And May Cause Us To Be Unable To Make Distributions Without Subjecting Our Shareholders To Swiss Withholding Tax”), to issue a specified number of shares, which under our current authorized share capital is approximately forty-nine percent of the share capital registered in the commercial register, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances; provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately thirty-two percent of the share capital registered in the commercial register, without obtaining additional shareholder approval, (i) through the exercise of conversion and/or option rights granted in connection with bonds or similar instruments, including convertible debt instruments, and (ii) in connection with the exercise of options granted to employees or other service providers of the Company or any of its subsidiaries; and provide that a merger or demerger transaction requires the affirmative vote of at least two thirds of the shares represented at a shareholders’ meeting.

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

We are organized under the laws of Switzerland. However, there can be no assurance that Swiss law will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of investors.

Our Status As A Swiss Corporation May Limit Our Flexibility With Respect To Certain Aspects Of Capital Management And May Cause Us To Be Unable To Make Distributions Without Subjecting Our Shareholders To Swiss Withholding Tax.

Our articles of association as in force allow our shareholders to authorize share capital that can be issued by the board of directors without additional shareholder approval. The authorized share capital approved by our shareholders will expire on June 10, 2023 and is limited to approximately forty-nine percent of our registered share capital pursuant to the articles of association in force. Pursuant to the Swiss corporate law reform effective January 1, 2023, a capital band (Kapitalband) was introduced as replacement of the authorized share capital. The authorized share capital as approved by the shareholders will thus, upon its expiry on June 10, 2023, need to be replaced by a capital band. Such capital band, if resolved by the shareholders' meeting, will authorize the board of directors to, within up to five years, increase or, subject to a respective resolution of the shareholders' meeting, also to decrease the share capital. This authorization is in each case limited to 50% of the existing registered share capital and must be renewed by the shareholders upon expiry of the respective term. Subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe to any new issuance of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, the payment of dividends and the cancellation of treasury shares must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

Under Swiss law, a Swiss corporation may pay dividends only if the corporation has sufficient distributable profits, or if the corporation has distributable reserves, each as evidenced by its audited standalone statutory balance sheet, and after allocations to reserves required by Swiss law and our articles of association have been deducted. Freely distributable reserves are generally booked either as “free reserves” or as “capital contributions” (Kapitaleinlagen, contributions received from shareholders) in the “reserve from capital contributions.” Distributions may be made out of registered share capital—the aggregate par value of a company’s registered shares—only by way of a capital reduction. We will not be able to pay dividends or make other distributions to shareholders on a Swiss withholding tax-free basis in excess of our aggregate qualifying contributions and registered share capital unless we increase our share capital or our reserves from capital contributions. We would also be able to pay dividends out of distributable profits or freely distributable reserves, but such dividends would be subject to Swiss withholding taxes. There can be no assurance that we will have sufficient distributable profits, free reserves, reserves from capital contributions or registered share capital to pay a dividend or effect a capital reduction, that our shareholders will approve dividends or capital reductions proposed by us or that we will be able to meet the other legal requirements for dividend payments or distributions as a result of capital reductions.

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

During our 2022 taxable year we believe that we had certain shareholders that were Ten Percent Shareholders for U.S. federal income tax purposes. However, our CFC status for the taxable year ending on December 31, 2022 and our current taxable year is unknown and we may be a CFC for the taxable year ending on December 31, 2022, our current taxable year or a following year. In addition, recent changes to the attribution rules relation to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. Furthermore, it is possible that our non-United States subsidiaries will be CFCs for the current taxable year or a future taxable year even if we are not a CFC for such taxable year(s). U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Because it is possible we were a PFIC for the 2021 taxable year, we provided information necessary for our shareholders to make a qualified electing fund, or QEF, election with respect to us for the 2021 taxable year. We provided such information on our website (www.crisprtx.com). A U.S. holder that makes a QEF election with respect to our shares is required to include a pro rata share of our income on a current basis, whether or not we make distributions. For the 2021 taxable year, the Company-wide amount of ordinary earnings and net capital gain for purposes of the QEF inclusion rules was $504.7 million of ordinary earnings and $0.0 net capital gain, and we may have material amounts of ordinary earnings and/or net capital gain for purposes of the QEF inclusion rules in the 2022 taxable year or future taxable years. Although we have not yet determined whether we are a PFIC for the 2021 taxable year or the current taxable year, it is possible that we may be a PFIC for the 2021 taxable year and / or current taxable year as well. We will endeavor to provide to you, for each taxable year that we are or may be a PFIC, a PFIC Annual Information Statement containing information necessary for you to make a QEF election with respect to us. Alternatively, a U.S. holder may be able to make a mark-to-market election, assuming that our shares constitute “marketable” securities under the Code, which generally avoids the adverse consequences of PFIC status discussed above, but would require a U.S. holder to annually report as ordinary income any increase in value of our shares during the year (as well as generally allowing deductions for any decrease in the value of our shares).

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

We are organized under the laws of Switzerland and our registered office and domicile is located in Zug, Switzerland. Moreover, certain of our directors and executive officers are not residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us or upon such persons or to enforce against them judgments obtained in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the federal securities laws of the United States. We have been advised by our Swiss counsel that there is doubt as to the enforceability in Switzerland of original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent solely predicated upon the federal and state securities laws of the United States. Original actions against persons in Switzerland based solely upon the U.S. federal or state securities laws are governed, among other things, by the principles set forth in the Swiss Federal Act on Private International Law. This statute provides that the application of provisions of non-Swiss law by the courts in Switzerland shall be precluded if the result is incompatible with Swiss public policy. Also, mandatory provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.

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

General Risks

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

The Market Price Of Our Common Shares Has Been Volatile and Fluctuate Substantially, Which Could Result In Substantial Losses For Shareholders.

Our share price has been, and in the future may be, subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our shares traded within a range of a high price of $220.20 and a low price of $11.63 per share for the period beginning on October 19, 2016, our first day of trading on the Nasdaq Global Market, through December 31, 2022. As a result of this volatility, our shareholders could incur substantial losses. In addition, the market price for our common shares may be influenced by many factors, including:

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

Unfavorable Global Economic Conditions Could Adversely Affect Our Business, Financial Condition Or Results Of Operations.

Our results of operations could be adversely affected by general conditions in the global economy, disruption of global financial markets and a recession or market correction, including, for example, as a result of the coronavirus pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation. Such conditions could reduce our ability to access capital, which could in the future negatively affect our liquidity and could materially affect our business and the value of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Zug, Switzerland pursuant to a real estate lease agreement with a term that renews every three months. Our U.S. headquarters for research and development is located at 105 West First Street, Boston, Massachusetts where we lease approximately 263,500 square feet of laboratory and office space. The facility is leased through October 2034 with an option to extend the term of the lease for two additional five-year periods.

In May 2020, we entered into a lease agreement for a 50,249 square foot building in Framingham, Massachusetts, which we are using as a cell therapy manufacturing facility for clinical production, and plan to use for commercial production, of our investigational cell therapy product candidates. This facility is leased through March 2036 with an option to extend the term of the lease for two additional seven-year periods.

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

The graph set forth below compares the cumulative total stockholder return on our shares between December 31, 2017 and December 31, 2022, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2017 in our common shares, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of Total Return Among CRISPR Therapeutics AG, the NASDAQ Composite Index and the NASDAQ Biotechnology Index

Swiss Tax Considerations

Swiss Withholding Tax

Under present Swiss tax law, dividends due and similar cash or in-kind distributions made by us to a shareholder (including liquidation proceeds and stock dividends) are subject to Swiss federal withholding tax (Verrechnungssteuer) (“Withholding Tax”), currently at a rate of 35% (applicable to the gross amount of the taxable distribution). We are obliged to deduct the Withholding Tax from the gross amount of any taxable distribution and to pay the tax to the Swiss Federal Tax Administration within 30 calendar days of the due date of such distribution. However, the repayment of the nominal value of shares and any repayment of qualifying additional paid-in capital (capital contribution reserves (Reserven aus Kapitaleinlagen)) are not subject to the Withholding Tax. The Withholding Tax will also apply to payments (exceeding the respective share capital and used capital contribution reserves) upon a repurchase of shares by us, (i) if our share capital is reduced upon such repurchase (redemption of shares), (ii) if the total of repurchased shares exceeds 10% of our share capital or (iii) if the repurchased shares are not resold within six years after the repurchase. This six year deadline to resell the repurchased shares is suspended for so long as the shares are reserved to cover obligations under convertible bonds, option bonds or employee stock option plans (in the case of employee stock option plans, the maximum suspension is six years). In the event of a taxable share repurchase, Withholding Tax is imposed on the difference between the repurchase price and the sum of the nominal value of the repurchased shares and qualifying additional paid-in capital paid back upon the repurchase.

Swiss resident individuals who hold their shares as private assets (“Resident Private Shareholders”) are in principle eligible for a full refund or credit against income tax of the Withholding Tax if they duly report the underlying income in their income tax return. In addition, (i) corporate and individual shareholders who are resident in Switzerland for tax purposes, (ii) corporate and individual shareholders who are not resident in Switzerland, and who, in each case, hold their shares as part of a trade or business carried on in Switzerland through a permanent establishment with fixed place of business situated in Switzerland for tax purposes and (iii) Swiss resident private individuals who, for income tax purposes, are classified as “professional securities dealers” for reasons of, inter alia, frequent dealing, or leveraged investments, in shares and other securities (collectively, “Domestic Commercial Shareholders”) are in principle eligible for a full refund or credit against income tax of the Withholding Tax if they duly report the underlying income in their income statements or income tax return, as the case may be.

Shareholders who are not resident in Switzerland for tax purposes, and who, during the respective taxation year, have not engaged in a trade or business carried on through a permanent establishment with fixed place of business situated in Switzerland for tax purposes, and who are not subject to corporate or individual income taxation in Switzerland for any other reason (collectively, “Non-Resident Shareholders”) may be entitled to a total or partial refund of the Withholding Tax if the country in which such recipient resides for tax purposes maintains a bilateral treaty for the avoidance of double taxation with Switzerland (“Tax Treaty”) and further conditions of such Tax Treaty are met. Non-Resident Shareholders should be aware that the procedures for claiming treaty benefits (and the time required for obtaining a refund) may differ from country to country. Non-Resident Shareholders should consult their own legal, financial or tax advisors regarding receipt, ownership, purchases, sale or other dispositions of shares and the procedures for claiming a refund of the Withholding Tax.

Automatic Exchange of Information

The Automatic Exchange of Information in Tax Matters (the “AEI”) is a global initiative led by the Organization for Economic Co-operation and Development. It aims to establish a universal standard for automatic exchange of tax information and to increase tax transparency.

Jurisdictions that are committed to implement or have implemented the AEI (such as Switzerland, the EU member countries and many other jurisdictions worldwide) require their Reporting Financial Institutions in accordance with the respective local implementing law to determine the tax residence(s) of their account holders and controlling persons (as applicable) and, in case of reportable accounts, report certain identification information, account information and financial information (including the account balance and related payments such as interest, dividends, other income and gross proceeds) to the local tax authority which will then exchange the information received with the tax authorities in the relevant reportable jurisdictions.

A list of the AEI agreements of Switzerland in effect or signed and becoming effective can be found on the website of the State Secretariat for International Financial Matters.

Swiss Federal Stamp Taxes

The issuance of the shares and the sale pursuant to and in the course of an offering is subject to Swiss federal securities issuance stamp tax (Emissionsabgabe) of 1% and would be borne by us.

The subsequent purchase or sale of our shares, whether by Resident Private Shareholders, Domestic Commercial Shareholders or Non-Resident Shareholders (secondary market transactions), may be subject to the Swiss federal securities transfer stamp tax (Umsatzabgabe) at a current rate of up to 0.15%, calculated on the purchase price or the sale proceeds, respectively, if (i) such transfer occurs through or with a Swiss or Liechtenstein bank or by or with involvement of another Swiss securities dealer as defined in the Swiss federal stamp tax duty act and (ii) no exemption applies.

Swiss Federal, Cantonal and Communal Individual Income Tax and Corporate Income Tax

Non-Resident Shareholders

Non-Resident Shareholders are not subject to any Swiss federal, cantonal or communal income tax on dividend payments and similar distributions because of the mere holding of our shares. The same applies for capital gains on the sale of shares. For Withholding Tax consequences, see above.

Resident Private Shareholders and Domestic Commercial Shareholders

Resident Private Shareholders who receive dividends and similar cash or in-kind distributions (including liquidation proceeds as well as stock dividends or taxable repurchases of shares as described above), which are not repayments of the nominal value of the shares or qualifying additional paid-in capital, are required to report such receipts in their individual income tax returns and are subject to Swiss federal, cantonal and communal income tax on any net taxable income for the relevant tax period. Furthermore, for Swiss federal individual income tax purposes, dividends and similar distributions as described above are only taxed at 70% on federal level (Teilbesteuerung), if the investment amounts to at least 10% of our share capital. On cantonal and communal level similar provisions were introduced but the regulations may vary, depending on the canton of residency.

A gain or a loss by Resident Private Shareholders realized upon the sale or other disposition of shares to a third party will generally be a tax-free private capital gain or a not tax-deductible capital loss, as the case may be.

Domestic Commercial Shareholders who receive dividends and similar cash or in-kind distributions (including liquidation proceeds as well as bonus shares) are required to recognize such payments in their income statements for the relevant tax period and are subject to Swiss federal, cantonal and communal individual or corporate income tax, as the case may be, on any net taxable earnings accumulated (including the dividends) for such period. Domestic Commercial Shareholders who are corporate taxpayers may qualify for participation relief on dividend distributions (Beteiligungsabzug), if shares held have a market value of at least CHF 1 million or represent at least 10% of our share capital or give entitlement to at least 10% of our profit and reserves, respectively.

Domestic Commercial Shareholders are required to recognize a gain or loss realized upon the disposal of shares in their income statement for the respective taxation period and are subject to Swiss federal, cantonal and communal individual or corporate income tax, as the case may be, on any net taxable earnings (including the gain or loss realized on the sale or other disposition of shares) for such taxation period. For Domestic Commercial Shareholders who are individual taxpayers, a gain realized upon the disposal of shares is taxed at 70% on federal level (Teilbesteuerung), if (i) the investment is held in connection with the conduct of a trade or business or qualifies as an opted business asset (gewillkürtes Geschäftsvermögen) according to Swiss tax law, (ii) the sold shares reflect an interest in the share capital of a company of at least 10% and (iii) were held for at least one year. On cantonal and communal level similar provisions were introduced, but the regulations may vary depending on the canton of residency. Domestic Commercial Shareholders who are corporate taxpayers may be entitled to participation relief (Beteiligungsabzug), if shares sold during the tax period (i) reflect an interest in the share capital of a company of at least 10% or if such shares sold allow for at least 10% of the profit and reserves and (ii) were held for at least one year. The participation relief applies to the difference between the sale proceeds and the initial costs of the participation (Gestehungskosten), resulting in the taxation of a recapture of previous write-downs of the participation.

Swiss Wealth Tax and Capital Tax

Non-Resident Shareholders

Non-Resident Shareholders holding our shares are not subject to cantonal and communal wealth or annual capital tax because of the mere holding of such shares.

Resident Private Shareholders and Domestic Commercial Shareholders

Resident Private Shareholders are required to report their shares as part of their private wealth and are subject to cantonal and communal wealth tax. Domestic Commercial Shareholders are required to report their shares as part of their business wealth or taxable capital, as defined, and are subject to cantonal and communal wealth or annual capital tax.

Swiss Facilitation of the Implementation of the U.S. Foreign Account Tax Compliance Act

Switzerland has concluded an intergovernmental agreement with the United States to facilitate the implementation of the Foreign Account Tax Compliance Act. The agreement ensures that the accounts held by U.S. persons with Swiss financial institutions are disclosed to the U.S. tax authorities either with the consent of the account holder or by means of group requests within the scope of administrative assistance. Information will not be transferred automatically in the absence of consent, and instead will be exchanged only within the scope of administrative assistance on the basis of the double taxation agreement between the United States and Switzerland. On October 8, 2014, the Swiss Federal Council approved a mandate for negotiations with the United States on changing the current direct notification-based regime to a regime where the relevant information is sent to the Swiss Federal Tax Administration, which in turn provides the information to the U.S. tax authorities.

THE DISCUSSION ABOVE IS A SUMMARY OF MATERIAL SWISS TAX CONSIDERATIONS. IT DOES NOT COVER ALL TAX MATTERS THAT MAY BE OF IMPORTANCE TO A PARTICULAR SHAREHOLDER. EACH SHAREHOLDER IS URGED TO CONSULT ITS OWN TAX ADVISOR ABOUT THE TAX CONSEQUENCES TO IT IN LIGHT OF THE SHAREHOLDER’S OWN CIRCUMSTANCES.

Holders

As of February 16, 2023, we had approximately 19 holders of record of our common shares. This number does not include beneficial owners whose shares were held in street name.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leading gene editing company focused on the development of CRISPR/Cas9-based therapeutics. CRISPR/Cas9 is a revolutionary gene editing technology that allows for precise, directed changes to genomic DNA. The application of CRISPR/Cas9 for gene editing was co-invented by one of our scientific founders, Dr. Emmanuelle Charpentier. Dr. Charpentier and her collaborators published work elucidating how CRISPR/Cas9, a naturally occurring viral defense mechanism found in bacteria, can be adapted for use in gene editing. We are applying this technology to potentially treat a broad set of rare and common diseases. We believe that our scientific expertise, together with our gene editing approach, may enable an entirely new class of highly active and potentially curative therapies for patients, including those for whom current biopharmaceutical approaches have had limited success.

We have established a portfolio of therapeutic programs in a broad range of disease areas across four core franchises: hemoglobinopathies, immuno-oncology, regenerative medicine and in vivo approaches. Our most advanced programs target the genetically defined diseases transfusion-dependent beta thalassemia, or TDT, and severe sickle cell disease, or SCD, two hemoglobinopathies with high unmet medical need. We are also progressing several gene-edited allogeneic cell therapy programs, including allogeneic chimeric antigen receptor T cell, or CAR T, candidates for the treatment of hematological and solid tumor cancers, and investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived therapies for the treatment of type 1 diabetes, or T1D. In addition, we are advancing multiple programs leveraging in vivo editing approaches, initially for the treatment and prevention of cardiovascular disease.

Hemoglobinopathies

Our lead product candidate, exa-cel, is an investigational, autologous, ex vivo CRISPR gene-edited hematopoietic stem cell therapy that is being evaluated for the treatment of TDT and SCD. Exa-cel is being developed under a joint development and commercialization agreement between us and Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex. We and Vertex are investigating exa-cel in two ongoing Phase 1/2/3 open-label clinical trials that are designed to assess the safety and efficacy of a single dose of exa-cel in patients ages 12 to 35 with TDT (CLIMB-111) or SCD (CLIMB-121), respectively. Enrollment is complete for both CLIMB-111 and CLIMB-121. We and Vertex have also initiated two additional Phase 3 open-label clinical trials of exa-cel in pediatric patients with TDT (CLIMB-141) and SCD (CLIMB-151). Patients who received exa-cel in CLIMB-111, CLIMB-121, CLIMB-141 or CLIMB-151 will be asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of exa-cel. CLIMB-131 is designed to follow participants for up to 15 years after exa-cel infusion. In the second and fourth quarters of 2022, at the European Hematology Association Congress and American Society of Hematology Annual Meeting, respectively, we presented updated clinical data from CLIMB-111 and CLIMB-121 for 44 patients with TDT and 31 patients with SCD treated with exa-cel.

Exa-cel has been granted a number of regulatory designations from the U.S. Food and Drug Administration, or FDA, specifically RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations for the treatment of both TDT and SCD. Exa-cel has also been granted Orphan Drug Designation from the European Commission, as well as PRIME designation from the European Medicines Agency, or EMA, for the treatment of both TDT and SCD. In December 2022, we and Vertex completed regulatory submissions for exa-cel with the EMA and MHRA in the EU and the UK, respectively, and both the EMA and the MHRA have validated the MAA, respectively. In addition, we and Vertex initiated the rolling submission of our BLA in the United States in November 2022 and expect to complete the submission by the end of the first quarter of 2023.

Finally, building upon exa-cel, we have next-generation efforts in targeted conditioning and in vivo editing of hematopoietic stem cells, either of which could broaden the number of patients that can benefit from our therapies.

Immuno-Oncology

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile compared to current autologous therapies and allow accessibility to broader patient populations. Drawing from the ex vivo gene editing capabilities gained through our lead programs, we are advancing several immuno-oncology cell therapy programs, including allogeneic CAR T programs targeting CD19 and CD70.

CD19 Franchise

CTX110, our lead immuno-oncology product candidate, is a healthy donor-derived gene-edited allogeneic CAR T investigational therapy targeting CD19. We are investigating CTX110 in our CARBON clinical trials, which are designed to assess the safety and efficacy of CTX110 in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy. CTX110 has been granted RMAT designation by the FDA.

The Phase 1 CARBON clinical trial is being conducted in two parts – Part A and Part B. In Phase 1 Part A, patients were infused with a single dose of CTX110 across escalating dose levels following a standard lymphodepletion regimen, with an option to re-dose CTX110 based on clinical benefit. In Phase 1 Part B, patients received CTX110 at Dose Level (DL) 4 following standard lymphodepletion, as well as a consolidation dose of CTX110 at the same dose level between four and eight weeks after the initial dose for patients that demonstrated clinical benefit.

In the fourth quarter of 2022, we presented updated clinical data from Phase 1 Part A for 32 patients treated with CTX110, which showed the potential for CTX110 to achieve long-term durable complete remissions, or CRs, with a positively differentiated safety profile in heavily pre-treated patients, and described emerging data from Phase 1 Part B, which showed an encouraging efficacy profile with the potential to improve efficacy with the use of a consolidation dose. Based on this emerging data from our Phase 1 CARBON clinical trial and discussions with regulatory agencies, we have expanded CARBON to include a Phase 2, potentially registrational, single-arm, multi-center, open-label clinical trial that incorporates consolidation dosing. We have begun dosing patients in this pivotal arm.

In parallel with CTX110, we are advancing CTX112, a next-generation investigational, allogeneic CAR T product candidate targeting CD19. CTX112 incorporates additional edits designed to enhance CAR T potency and reducing CAR T exhaustion; and in the fourth quarter of 2022, the IND for CTX112 was cleared by the FDA.

CD70 Franchise

CTX130 is a healthy donor-derived gene-edited allogeneic CAR T investigational therapy targeting CD70, an antigen expressed on various solid tumors and hematologic malignancies. CTX130 is being investigated in two ongoing independent Phase 1, single-arm, multi-center, open-label clinical trials, COBALT, that are designed to assess the safety and efficacy of several dose levels of CTX130 in adult patients. The COBALT-LYM trial is evaluating the safety and efficacy of CTX130 for the treatment of relapsed or refractory T or B cell malignancies. The COBALT-RCC trial is evaluating the safety and efficacy of CTX130 for the treatment of relapsed or refractory clear cell renal cell carcinoma. CTX130 has received Orphan Drug Designation from the FDA for the treatment of T cell lymphoma and RMAT designation for the treatment of Mycosis Fungoides and Sézary Syndrome (MF/SS), subtypes of Cutaneous T cell Lymphoma (CTCL). In the second quarter of 2022, at the European Hematology Association Congress, we released initial clinical data from the ongoing COBALT-LYM trial for 18 patients with T cell lymphoma treated with CTX130 who had reached at least 28 days of follow-up. Also, in the fourth quarter of 2022, at the Society of Immuno-therapy in Cancer Annual Meeting, we released initial clinical data from the COBALT-RCC trial for 14 patients.

In parallel with CTX130, we are advancing CTX131, a next-generation investigational allogeneic CAR T product candidate targeting CD70 for the potential treatment of both solid tumors and certain hematologic malignancies. CTX131 incorporates additional edits designed to enhance CAR T potency and reducing CAR T exhaustion; and in the first quarter of 2023, the IND for CTX131 was cleared by the FDA.

Additional candidates. Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. In addition to CTX112 and CTX131, we are advancing several additional investigational CAR T product candidates. In addition, as we previously disclosed, following our June 2022 disclosure of high-level data from our Phase 1 clinical trial investigating CTX120, a healthy donor-derived gene-edited allogeneic CAR T investigational therapy targeting B-cell maturation antigen, or BCMA, for the treatment of relapsed or refractory multiple myeloma, we announced plans to pivot to a next-generation investigational allogeneic CAR T targeting BCMA, CTX121, which incorporates proprietary edits to enhance the potency of the CAR T cells and reducing CAR T exhaustion.

Regenerative Medicine

Regenerative medicine, or the use of stem cells to repair or replace tissue or organ function lost due to disease, damage or age, holds the potential to treat both rare and common diseases. Building upon our ex vivo gene editing expertise, we have expanded our efforts in this field with a focus on allogeneic stem cell-derived therapies gene edited using CRISPR/Cas9 to enable immune evasion, improve cell function, and direct cell fate. Our first major effort in this area is in diabetes, and we and ViaCyte, Inc., or ViaCyte, which was acquired by Vertex in the third quarter of 2022, are advancing a series of programs as part of a strategic collaboration for the discovery, development, and commercialization of gene-edited stem cell therapies for the treatment of diabetes.

We have a multi-staged product strategy that leverages our CRISPR/Cas9 platform to advance multiple product candidates incorporating incremental edits designed to increase benefit. Our initial product candidate, VCTX210, is an investigational, allogeneic, gene-edited, immune-evasive, stem cell-derived product candidate for the treatment of type 1 diabetes, or T1D, developed by applying our gene editing technology to ViaCyte’s proprietary stem cell capabilities. VCTX210 has gene edits designed to promote immune evasion and cell fitness. We and ViaCyte are investigating VCTX210 in an ongoing Phase 1 clinical trial that is designed to assess VCTX210’s safety, tolerability, and immune evasion in patients with T1D, and we are in the follow-up stage for this clinical trial. Our next generation product candidate, VCTX211, is an investigational, allogeneic, gene-edited, stem cell-derived product candidate for the treatment of T1D, which incorporates additional gene edits that aim to further enhance cell fitness. In the fourth quarter of 2022, the Clinical Trial Application for VCTX211 was cleared by Health Canada and the Phase 1/2 clinical trial is ongoing.

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases. We have established a leading platform for in vivo gene disruption, starting in the liver. We plan to advance a broad portfolio of programs across both rare and common diseases with this platform, starting with CVD. Our lead investigational in vivo programs, CTX310 and CTX320, target angiopoietin-related protein 3 (ANGPTL3) and lipoprotein(a), respectively, two validated targets for CVD. Gene editing has the potential to shift the treatment paradigm for CVD by recapitulating the proven benefit of natural human genetic variants in a single-dose format. In addition, we continue to develop an expansive whole gene correction platform, starting with using LNPs, and adeno-associated viral vectors, or AAV, in the liver and advancing to AAV-free, HDR-independent methodologies.

CRISPR-X

While we have made significant progress with our current portfolio of programs, we recognize that we need to continue to innovate to unlock the full potential of CRISPR gene editing and bring the potential of transformative therapies to even more patients. In 2022, we launched a new early-stage research team known as CRISPR-X that focuses on innovative research to develop next-generation editing modalities. CRISPR-X focuses on technologies to enable whole gene correction and insertion without requiring HDR or viral delivery of DNA, such as all-RNA gene correction, non-viral delivery of DNA and novel gene insertion techniques.

Partnerships

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and accelerate development of programs by accessing specific technologies and/or disease-area expertise. We maintain broad partnerships to develop gene editing-based therapeutics in specific disease areas.

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex pursuant to which, among other things, we are co-developing and preparing to co-commercialize exa-cel for TDT and SCD. In April 2021, we and Vertex amended and restated our existing joint development and commercialization agreement, pursuant to which, among other things, we will continue to develop and prepare to commercialize exa-cel for TDT and SCD in partnership with Vertex. We also entered into a strategic collaboration and license agreement with Vertex in June 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1.

ViaCyte. We entered into a research and collaboration agreement in September 2018 with ViaCyte to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes, and in July 2021, we entered into a joint development and commercialization agreement with ViaCyte, or the ViaCyte JDCA. In connection with entering into the ViaCyte JDCA, our existing research collaboration agreement with ViaCyte expired in accordance with its terms. Under the ViaCyte JDCA, we and ViaCyte are jointly developing and will commercialize product candidates and shared products for use in the treatment of diabetes type 1, diabetes type 2 and insulin dependent/requiring diabetes, or the ViaCyte Collaboration Field, throughout the world. The ViaCyte JDCA includes, among other things, provisions relating to collaboration and program governance, clinical activities for the product candidates and shared products under the agreement and continuing research by the parties in the ViaCyte Collaboration Field. Unless otherwise mutually agreed, research costs incurred by a party will be solely borne by such party. The program expenses, as originally set forth in the research and collaboration agreement, as applicable, incurred through the date of first commercial sale of a shared product will be allocated 60% to us and 40% to ViaCyte. Following first commercial sale of a shared product, such program expenses will be shared equally between us and ViaCyte. Shared product revenues will be shared equally by us and ViaCyte. In the third quarter of 2022, Vertex announced it had acquired ViaCyte and the rights to the ViaCyte Collaboration Field.

Bayer. We entered into an option agreement in the fourth quarter of 2019 with Bayer pursuant to which Bayer has an option to co-develop and co-commercialize two products that we advance for the diagnosis, treatment, or prevention of certain autoimmune disorders, eye disorders, or hemophilia A disorders for a specified period of time, or, under certain circumstances, exclusively license such optioned products.

Other Partnerships. We have entered into a number of additional collaborations and license agreements to support and complement our hematopoietic stem cell, immuno-oncology, regenerative medicine and in vivo programs and platform, including agreements with: Nkarta, Inc. to co-develop and co-commercialize two donor-derived, gene-edited CAR-NK cell product candidates and a product candidate combining NK and T cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered AAV vectors for the treatment of amyotrophic lateral sclerosis and Friedreich’s ataxia; Moffitt Cancer Center and Roswell Park Comprehensive Cancer Center to advance autologous CAR T programs against new targets; MaxCyte, Inc. on ex vivo delivery for our hemoglobinopathy and immuno-oncology programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics, Inc. on intellectual property for our allogeneic immuno-oncology programs.

For additional information regarding the key terms of these arrangements, please see "Business—Strategic Partnerships and Collaborations".

Impacts of Coronavirus and Market Conditions on Our Business

We have been actively monitoring the coronavirus pandemic situation and its impact globally. We believe our financial results for the years ended December 31, 2022, 2021 and 2020 were not significantly impacted by the outbreak of the coronavirus. We believe our hybrid and remote working arrangements have had limited impact on our ability to maintain internal operations during the years ended December 31, 2022, 2021 and 2020. Further, disruption of global financial markets and a recession or market correction, including as a result of the coronavirus pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common shares.

Financial Overview

Since our inception in October 2013, we have devoted substantially all of our resources to our research and development efforts, undertaking drug discovery and preclinical development activities, building and protecting our intellectual property estate, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred shares, common share issuances, convertible loans and collaboration agreements with strategic partners.

While we were in a net income position in certain previous years due to upfronts associated with our collaborations with Vertex, we have a history of recurring losses and expect to continue to incur losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, defend, protect and expand our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; develop manufacturing infrastructure and conduct related regulatory validation activities; and incur additional costs associated with operating as a public company.

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the years ended December 31, 2022, 2021 and 2020, we recognized $0.4 million, $913.1 million and $0.5 million, respectively, of revenue related to our collaboration agreements with Vertex.

For the years ended December 31, 2022, 2021 and 2020, we generated $0.8 million, $1.9 million and $0.2 million, respectively, of grant revenue related to certain contracts with not-for-profit entities.

For additional information about our revenue recognition policy, see Note 2 and Note 8 of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

Collaboration Expense, Net

Collaboration expense, net, consists of operating expenses related to exa-cel under our collaboration with Vertex. The A&R Vertex JDCA allows us to defer a portion of our share of costs under the arrangement if spending on the exa-cel program exceeds specified amounts. Any deferred amounts are only payable to Vertex as an offset against future profitability of the exa-cel program and the amounts payable are capped at a specified maximum amount per year.

Other Income

Other income consists primarily of interest income earned on investments.

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

Results of Operations

The following is a discussion of the components of results of operations. This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 15, 2022.

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the dollar change in those items:

	Years Ended December 31,		Period to
	2022	2021	Period Change
	(in thousands)
Revenue:
Collaboration revenue	$436	$913,081	$(912,645)
Grant revenue	762	1,882	(1,120)
Total revenue	1,198	914,963	(913,765)
Operating expenses:
Research and development	461,645	340,567	121,078
General and administrative	102,464	99,690	2,774
Collaboration expense, net	110,250	101,178	9,072
Total operating expenses	674,359	541,435	132,924
(Loss) income from operations	(673,161)	373,528	(1,046,689)
Other income, net	22,661	6,003	16,658
Net (loss) income before income taxes	(650,500)	379,531	(1,030,031)
Benefit (provision) for income taxes	325	(1,870)	2,195
Net (loss) income	$(650,175)	$377,661	$(1,027,836)

Collaboration Revenue

Collaboration revenue was $0.4 million for the year ended December 31, 2022, compared to $913.1 million for the year ended December 31, 2021. Collaboration revenue for the year ended December 31, 2021 was primarily associated with the $900.0 million upfront payment from Vertex in connection with the A&R Vertex JDCA, as well as the achievement of a $12.5 million milestone under the 2019 Collaboration Agreement with Vertex, of which $12.0 million was recorded as revenue in 2021. Refer to Note 8 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of revenue recognized related to Vertex.

Grant Revenue

Grant revenue was $0.8 million and $1.9 million, respectively, for the years ended December 31, 2022 and 2021.

Research and Development Expenses

Research and development expenses were $461.6 million for the year ended December 31, 2022, compared to $340.6 million for the year ended December 31, 2021. The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Years Ended December 31,		Period to Period
	2022	2021	Change
External research and development expenses	$197,742	$118,698	$79,044
Employee related expenses	81,683	53,100	28,583
Facility expenses	114,591	99,252	15,339
Stock-based compensation expenses	53,956	59,683	(5,727)
Other expenses	2,864	2,016	848
Sublicense and license fees	10,809	7,818	2,991
Total research and development expenses	$461,645	$340,567	$121,078

The increase of approximately $121.1 million was primarily attributable to the following:

•
$79.0 million of increased external research and development costs, primarily associated with production of drug product and increased clinical trial expense associated with our immuno-oncology programs;
•
$28.6 million of increased employee-related expenses primarily due to reallocation of resources from the exa-cel program, which are presented within “collaboration expense, net” in the consolidated statements of operations and comprehensive (loss) income, to our wholly-owned programs; and
•
$15.3 million of increased facility expenses due to the opening of our U.S. headquarters for research and development in Boston, MA.

General and Administrative Expenses

General and administrative expenses were $102.5 million for the year ended December 31, 2022, compared to $99.7 million for the year ended December 31, 2021. The increase of $2.8 million was primarily attributable to increased employee compensation, benefit and other headcount-related expenses.

Collaboration Expense, net

Collaboration expense, net, was $110.3 million for the year ended December 31, 2022, compared to $101.2 million for the year ended December 31, 2021. The increase of approximately $9.1 million was primarily attributable to increased manufacturing and other pre-commercial costs.

Under the A&R Vertex JDCA, we have an option to defer our portion of specified costs on the exa-cel program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. Vertex may only recover any such deferred amounts as an offset against future profitability of the exa-cel program, determined on an annual basis in accordance with the A&R Vertex JDCA. Any such deferred amounts are capped at a specified maximum amount per year.

For the year ended December 31, 2022, we exercised our option to defer $36.1 million of our share of costs incurred under the A&R Vertex JDCA. These deferred costs will be recognized by us when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of December 31, 2022, no such deferred amounts have been recognized.

Other Income, net

Other income, net, was $22.7 million for the year ended December 31, 2022, compared to $6.0 million for the year ended December 31, 2021. Other income, net, for the year ended December 31, 2022 consisted primarily of interest income earned on cash, cash equivalents and marketable securities during the year.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents and marketable securities of approximately $1,868.4 million, of which $5.1 million was held outside of the United States.

With our cash on hand as of December 31, 2022, we expect cash, cash equivalents and marketable securities to be sufficient to fund our current operating plan through at least the next 24 months.

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2022, we had an accumulated deficit of $846.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur operating expenses consistent with research and development at companies of our size and stage of development, which may increase in the future to support continued research and development activities, and potential commercialization of our product candidates.

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

At-the-Market Offerings

•
In August 2019, we entered into an Open Market Sale AgreementSM with Jefferies under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In August 2019, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $200.0 million, or the 2019 ATM. In connection with our entry into the August 2019 Sales Agreement, our August 2018 Open Market Sale AgreementSM with Jefferies was mutually terminated by us and Jefferies. During the year ended December 31, 2020, we issued and sold an aggregate of 2.2 million common shares under the 2019 ATM at an average price of $89.47 per share for aggregate proceeds of $195.5 million, which were net of equity issuance costs of $4.5 million.
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
•
In January 2021, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell from time to time common shares having aggregate gross proceeds of up to $600.0 million. In July 2021, we filed a new prospectus supplement with the SEC, which replaced the previous prospectus supplement filed in January 2021, to offer and sell, from time to time, the common shares remaining under the original prospectus supplement having aggregate gross proceeds of up to $419.8 million, or, together with the January 2021 prospectus supplement, the 2021 ATM. As of December 31, 2022, we have issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $168.79 per share for aggregate proceeds of $178.8 million, which were net of equity issuance costs of $2.4 million.

Sources of Liquidity

Cash Flows

Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 15, 2022.

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(495,741)	$538,972
Net cash used in investing activities	(258,655)	(1,035,430)
Net cash provided by financing activities	38,592	250,945
Effect of exchange rate changes on cash	(80)	(11)
(Decrease) increase in cash and restricted cash	$(715,884)	$(245,524)

Operating Activities

Net cash used in operating activities was $495.7 million for the year ended December 31, 2022, compared to cash provided by operating activities of $539.0 million for the year ended December 31, 2021. The increase in cash used in operating activities was primarily driven by an increase in net loss of $1,027.8 million, from net income of $377.7 million for the year ended December 31, 2021 to net loss of $650.2 million for the year ended December 31, 2022, as well as a $7.0 million decrease in net changes of operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $258.7 million and consisted of purchases of marketable securities, net of maturities, of $221.5 million, as well as $37.2 million in purchases of property and equipment for use in research and development activities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $38.6 million and consisted of net proceeds of $37.6 million from stock option exercises and ESPP contributions.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditures for at least the next 24 months without giving effect to any additional proceeds we may receive under our collaboration with Vertex and any other capital raising transactions we may complete. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.

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

Contractual and Other Obligations

Operating lease and sublease obligations

Our operating lease obligations primarily consist of lease payments on our office and laboratory facility in Boston, Massachusetts, as well as lease payments on our cell manufacturing facility in Framingham, Massachusetts, which are described in further detail in Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease and sublease obligations due within one year of December 31, 2022 are $29.3 million, and future contractual payments on operating lease and sublease obligations due greater than one year from December 31, 2022 are $310.9 million.

Other obligations

Under the Invention Management Agreement signed on December 15, 2016, we are obligated to share costs related to patent maintenance, defense and prosecution for the CRISPR/Cas9 gene editing intellectual property with California, Vienna and their licensees including Caribou, and Caribou’s licensee Intellia Therapeutics. Such costs are not quantifiable at this time.

Under the A&R Vertex JDCA, we are allowed to defer a portion of our share of costs under the arrangement if spending on the exa-cel program exceeds specified amounts. Any deferred amounts are only payable to Vertex as an offset against future profitability of the exa-cel program and the amounts payable are capped at a specified maximum amount per year. Deferred costs associated with the exa-cel program have not been accrued as of December 31, 2022 because a reasonable estimate of future payments against future profitability cannot be made.

In the normal course of business, we enter into agreements with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones as further described in Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $1,868.4 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022, 2021 and 2020.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(COSO). Based on its assessment, our management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. See below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on Internal Control Over Financial Reporting

We have audited CRISPR Therapeutics AG’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CRISPR Therapeutics AG (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021 the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

February 21, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

3.1

Amended and Restated Articles of Association of CRISPR Therapeutics AG, dated June 9, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 13, 2022).

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

10.12#

Employment Agreement, dated May 23, 2022, by and between CRISPR Therapeutics AG and Phuong Khanh Morrow (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022).

10.13#	Senior Executive Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 8, 2018).

10.14#	CRISPR Therapeutics AG 2015 Stock Option and Grant Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.15#	CRISPR Therapeutics AG Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.15.1#

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

10.15.4#

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

10.15.6#

Form of Restricted Stock Award Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.16#

CRISPR Therapeutics AG 2018 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.16.1#

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

10.16.4#

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

10.16.6#

Form of Restricted Stock Award for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.17#	Amendment No. 1 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2019).

10.18#	Amendment No. 2 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2020).

10.19#	Amendment No. 3 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 25, 2022).

10.20#	CRISPR Therapeutics AG 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.21†

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

10.22†

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

10.23†

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

10.25†

Strategic Collaboration and License Agreement dated June 6, 2019, between CRISPR Therapeutics AG and Vertex Pharmaceuticals Incorporated (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019).

10.26†

First Amendment to the Strategic Collaboration and License Agreement dated March 17, 2021, between CRISPR Therapeutics AG and Vertex Pharmaceuticals Incorporated (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2021).

10.27†^

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

10.29^

Lease, dated May 5, 2020, by and between CRISPR Therapeutics, Inc. and CRP/KING 33 NY AVE. OWNER, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2021).

10.30^

First Amendment to Lease dated December 2, 2020, by and between CRISPR Therapeutics, Inc. and CRP/KING 33 NY AVE. OWNER, L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2021).

10.31^

Second Amendment to Lease dated April __, 2021, by and between CRISPR Therapeutics, Inc. and 33 NYA OWNER (DE) LLC, as successor in interest to CRP/KING 33 NY AVE. OWNER, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2021).

10.32†

Lease, dated July 24, 2020, by and between CRISPR Therapeutics, Inc. and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2020).

10.33

Letter Agreement dated January 6, 2022, by and between CRISPR Therapeutics, Inc. and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 15, 2022).

10.34

Lease Commencement Date Agreement, dated May 1, 2022, by and between CRISPR Therapeutics AG and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022).

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

CRISPR Therapeutics AG

Date: February 21, 2023	By:	/s/ Samarth Kulkarni
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

Name	Title	Date

/s/ Samarth Kulkarni	Chief Executive Officer and Director	February 21, 2023
Samarth Kulkarni	(Principal Executive Officer)

/s/ Brendan Smith	Chief Financial Officer	February 21, 2023
Brendan Smith	(Principal Financial and Accounting Officer)

/s/ Rodger Novak	President and Director	February 21, 2023
Rodger Novak

/s/ Ali Behbahani	Director	February 21, 2023
Ali Behbahani

/s/ Bradley Bolzon	Director	February 21, 2023
Bradley Bolzon

/s/ Maria Fardis	Director	February 21, 2023
Maria Fardis

/s/ H. Edward Fleming, Jr.	Director	February 21, 2023
H. Edward Fleming, Jr.

/s/ Simeon J. George	Director	February 21, 2023
Simeon J. George

/s/ John Greene	Director	February 21, 2023
John Greene

/s/ Katherine High	Director	February 21, 2023
Katherine High

/s/ Douglas Treco	Director	February 21, 2023
Douglas Treco

/s/ Brendan Smith	Authorized Representative in the United States	February 21, 2023
Brendan Smith

CRISPR Therapeutics AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CRISPR Therapeutics AG (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Variable Consideration for ongoing Collaboration Agreements
Description of the Matter

As discussed in Note 8 to the consolidated financial statements, the Company has multiple ongoing collaboration agreements which include rights to future payments totaling up to approximately $2.2 billion as of December 31, 2022 that are payable upon the achievement of various developmental, regulatory and commercial milestones related to certain programs under development. These future payments represent variable consideration that is included in the transaction price for these collaboration agreements to the extent that the Company determines it is probable that a significant revenue reversal of cumulative revenue recognized under the contract will not occur. When the Company cannot conclude that it is probable that a significant revenue reversal of cumulative revenue under the contract will not occur, the Company constrains the related variable consideration resulting in its exclusion from the transaction price. The Company’s estimation of variable consideration to be constrained impacts the reported amounts of revenue and deferred revenue within the consolidated financial statements.

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

Boston, Massachusetts

February 21, 2023

CRISPR Therapeutics AG

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$211,885	$923,031
Marketable securities	1,603,433	1,456,098
Accounts receivable	—	305
Prepaid expenses and other current assets	37,708	38,079
Total current assets	1,853,026	2,417,513
Property and equipment, net	163,634	137,575
Marketable securities, non-current	53,130	—
Intangible assets, net	71	125
Restricted cash	11,635	16,913
Operating lease assets	156,921	174,460
Other non-current assets	4,640	5,291
Total assets	$2,243,057	$2,751,877
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,428	$14,816
Accrued expenses	77,682	91,003
Deferred revenue, current	—	1,011
Accrued tax liabilities	135	724
Operating lease liabilities	15,842	12,158
Other current liabilities	20	171
Total current liabilities	121,107	119,883
Deferred revenue, non-current	12,323	12,323
Operating lease liabilities, net of current portion	228,179	212,872
Other non-current liabilities	5,969	7,339
Total liabilities	367,578	352,417
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, CHF 0.03 par value, 150,347,467 and 145,364,335 shares authorized at December 31, 2022 and 2021, respectively, 78,692,766 and 77,170,382 shares issued at December 31, 2022 and 2021, respectively, 78,512,450 and 76,990,066 shares outstanding at December 31, 2022 and 2021, respectively.	2,441	2,391
Treasury shares, at cost, 180,316 shares at December 31, 2022 and 2021, respectively	(63)	(63)
Additional paid-in capital	2,734,838	2,598,114
Accumulated deficit	(846,090)	(195,915)
Accumulated other comprehensive loss	(15,647)	(5,067)
Total shareholders’ equity	1,875,479	2,399,460
Total liabilities and shareholders’ equity	$2,243,057	$2,751,877

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenue:
Collaboration revenue	$436	$913,081	$543
Grant revenue	762	1,882	176
Total revenue	1,198	914,963	719
Operating expenses:
Research and development	461,645	340,567	221,382
General and administrative	102,464	99,690	85,747
Collaboration expense, net	110,250	101,178	48,025
Total operating expenses	674,359	541,435	355,154
(Loss) income from operations	(673,161)	373,528	(354,435)
Other income:
Other income, net	22,661	6,003	6,379
Total other income, net	22,661	6,003	6,379
Net (loss) income before income taxes	(650,500)	379,531	(348,056)
Benefit (provision) for income taxes	325	(1,870)	(809)
Net (loss) income	(650,175)	377,661	(348,865)
Foreign currency translation adjustment	(80)	(11)	40
Unrealized loss on marketable securities	(10,500)	(4,973)	(130)
Comprehensive (loss) income	$(660,755)	$372,677	$(348,955)

Net (loss) income per common share — basic	$(8.36)	$4.97	$(5.29)
Basic weighted-average common shares outstanding	77,746,575	75,948,686	65,949,672
Net (loss) income per common share — diluted	$(8.36)	$4.70	$(5.29)
Diluted weighted-average common shares outstanding	77,746,575	80,393,496	65,949,672

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data)

	Common Shares		Treasury Shares		Additional
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2019	60,783,799	$1,847	250,226	$(63)	$1,162,345	$(224,711)	$7	$939,425
Issuance of common shares, net of issuance costs of $46.4 million	11,412,519	366	—	—	973,015	—	—	973,381
Vesting of restricted shares	204,650	7	—	—	—	—	—	7
Exercise of vested options, net of issuance costs of $1.2 million	1,482,636	57	(37,080)	—	32,718	—	—	32,775
Purchase of common stock under ESPP	13,410	—	—	—	694	—	—	694
Stock-based compensation expense	—	—	—	—	66,018	—	—	66,018
Issuance of common stock for license agreements	17,830	—	(17,830)	—	889	—	—	889
Other comprehensive loss	—	—	—	—	—	—	(90)	(90)
Net loss	—	—	—	—	—	(348,865)	—	(348,865)
Balance at December 31, 2020	73,914,844	$2,277	195,316	$(63)	$2,235,679	$(573,576)	$(83)	$1,664,234
Issuance of common shares, net of issuance costs of $5.4 million	1,353,121	45	—	—	222,130	—	—	222,175
Vesting of restricted shares	455,440	15	—	—	—	—	—	15
Exercise of vested options, net of issuance costs of $2.6 million	1,245,071	54	(15,000)	—	35,820	—	—	35,874
Purchase of common stock under ESPP	21,590	—	—	—	2,095	—	—	2,095
Stock-based compensation expense	—	—	—	—	102,390	—	—	102,390
Other comprehensive loss	—	—	—	—	—	—	(4,984)	(4,984)
Net income	—	—	—	—	—	377,661	—	377,661
Balance at December 31, 2021	76,990,066	$2,391	180,316	$(63)	$2,598,114	$(195,915)	$(5,067)	$2,399,460
Issuance of common shares	12,365	—	—	—	970	—	—	970
Vesting of restricted shares	237,932	8	—	—	—	—	—	8
Exercise of vested options, net of issuance costs of $0.9 million	1,235,528	42	—	—	35,771	—	—	35,813
Purchase of common stock under ESPP	36,559	—	—	—	2,036	—	—	2,036
Stock-based compensation expense	—	—	—	—	97,947	—	—	97,947
Other comprehensive loss	—	—	—	—	—	—	(10,580)	(10,580)
Net loss	—	—	—	—	—	(650,175)	—	(650,175)
Balance at December 31, 2022	78,512,450	$2,441	180,316	$(63)	$2,734,838	$(846,090)	$(15,647)	$1,875,479

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net (loss) income	$(650,175)	$377,661	$(348,865)
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	24,172	17,953	9,184
Equity-based compensation	97,947	102,390	66,018
Other non-cash items, net	12,470	14,109	1,857
Changes in:
Accounts receivable	305	(161)	(45)
Prepaid expenses and other assets	1,598	(13,912)	17,338
Accounts payable and accrued expenses	5,164	37,514	25,747
Deferred revenue	(1,011)	(783)	1,381
Operating lease assets and liabilities	15,310	9,506	(473)
Other liabilities, net	(1,521)	(5,305)	(10,508)
Net cash (used in) provided by operating activities	(495,741)	538,972	(238,366)
Investing activities
Purchase of property, plant and equipment	(37,188)	(81,705)	(18,358)
Purchases of marketable securities	(1,417,800)	(1,509,327)	(593,998)
Maturities of marketable securities	1,196,333	555,602	71,186
Net cash used in investing activities	(258,655)	(1,035,430)	(541,170)
Financing activities
Proceeds from issuance of common shares, net of issuance costs	970	213,267	982,289
Proceeds from exercise of options and ESPP contributions, net of issuance costs	37,622	37,678	33,863
Net cash provided by financing activities	38,592	250,945	1,016,152
Effect of exchange rate changes on cash	(80)	(11)	40
(Decrease) increase in cash	(715,884)	(245,524)	236,656
Cash, cash equivalents and restricted cash, beginning of period	939,944	1,185,468	948,812
Cash, cash equivalents and restricted cash, end of period	$224,060	$939,944	$1,185,468
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$2,121	$8,348	$3,412
Equity issuance costs in accounts payable and accrued expenses	$99	$334	$9,590

Reconciliation to amounts within the consolidated balance sheets	As of December 31,
	2022	2021	2020
Cash and cash equivalents	211,885	923,031	1,168,620
Prepaid expenses and other current assets	540	—	—
Restricted cash	11,635	16,913	16,848
Total	$224,060	$939,944	$1,185,468

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Notes to Consolidated Financial Statements

1. Organization and Operations

CRISPR Therapeutics AG (“CRISPR” or the “Company”) was incorporated on October 31, 2013 in Basel, Switzerland. The Company was established to translate CRISPR/Cas9, a genome editing technology, into transformative gene-based medicines for the treatment of serious human diseases. The foundational intellectual property underlying the Company’s operations was licensed to the Company in April 2014. The Company devotes substantially all of its efforts to product research and development activities, initial market development and raising capital. The Company’s principal offices are in Zug, Switzerland, with the U.S. headquarters for research and development in Boston, Massachusetts, additional research and development based in San Francisco, CA, and a cell therapy manufacturing facility in Framingham, Massachusetts.

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

The Company had an accumulated deficit of $846.1 million as of December 31, 2022 and has financed its operations to date from a series of preferred shares and convertible loan issuances, proceeds obtained from its initial public offering, subsequent public offerings of its common shares, as well as upfront fees and milestones received under its collaboration and joint venture arrangements. The Company will require additional capital to fund its research and development and ongoing operating expenses.

As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $1,868.4 million. While the Company was in a net income position in certain previous years due to upfronts associated with the Company's collaborations with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex, the Company has a history of recurring losses and expects to continue to incur losses for the foreseeable future. The Company expects its cash and cash equivalents will be sufficient to fund current planned operations for at least the next twenty-four months.

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

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries as of December 31, 2022. All intercompany accounts and transactions have been eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board.

Beginning in 2022, collaboration costs under the Vertex Agreements accounted for under ASC 808, Collaborative Agreements, or ASC 808, are presented within “collaboration expense, net” in the consolidated statements of operations and comprehensive (loss) income. As a result, collaboration costs under the Vertex Agreements accounted for under ASC 808 for years ended December 31, 2021 and 2020 have been reclassified to conform to the current presentation. No subtotals in the prior period’s consolidated financial statements were impacted. Refer to Note 8 to these consolidated financial statements for further discussion on the Vertex Agreements.

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

Segment Information

The Company and the Company’s chief operating decision maker, namely, the chief executive officer, view the Company’s operations and manage its business as one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology.

Foreign Currency Translation and Transactions

The majority of the Company’s operations occur in entities that have the U.S. dollar as their functional currency. Non-U.S. dollar denominated functional currency subsidiaries have assets and liabilities translated into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in “Accumulated other comprehensive (loss) income.” Net foreign currency exchange transaction gains or losses are included in “Other income, net” on the Company’s consolidated statement of operations, the impact of which is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2022 and 2021, the Company had $211.9 million and $923.0 million in cash and cash equivalents, respectively.

Restricted Cash

As of December 31, 2022 and 2021, the Company had $12.2 million and $16.9 million, respectively, in restricted cash representing letters of credit securing the Company’s obligations under certain leased facilities, as well as certain credit card arrangements. The letters of credit are secured by cash held in a restricted depository account, with $0.5 million and $0.0 million, respectively, included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 31, 2022 and 2021, and $11.6 million and $16.9 million, respectively, included in restricted cash in the accompanying consolidated balance sheets as of December 31, 2022 and 2021.

Marketable Securities

As of December 31, 2022 and 2021, the Company had $1,656.6 million and $1,456.1 million, respectively in marketable securities. The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. The Company classifies marketable securities with a remaining maturity, when purchased, of greater than three months as available-for-sale. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations. Marketable securities in an unrealized loss position for greater than one year with a remaining maturity date greater than one year are classified as non-current assets.

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities, corporate bonds, and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive (loss) income as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to interest expense over the period of the earliest call date, and any discount arising at purchase is accreted to interest income over the life of the instrument. Realized gains and losses on debt securities are determined using the specific identification method and are included in other income, net.

The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASC 326, as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other expense, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

Other Receivables

Amounts due from collaboration partners where an arrangement is accounted for under ASC 808 are considered other receivables and are included within prepaid and other current assets in the consolidated balance sheets. Other receivables consisted of $11.2 million and $8.4 million as of December 31, 2022 and 2021, respectively and are due from Vertex. Other receivables are recorded at invoiced amounts due under the Vertex collaboration agreement, as described further in Note 8. Vertex is a creditworthy entity that maintains an ongoing relationship with the Company and as such, the Company does not have an allowance for estimated credit losses recorded related to these other receivables.

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

Items measured at fair value on a recurring basis include marketable securities (see Note 3, Marketable Securities, and Note 4, Fair Value Measurement). The carrying amount of accounts receivable, other receivables, accounts payable and accrued expenses as reported on the consolidated balance sheets as of December 31, 2022 and 2021, approximate fair value, due to the short-term duration of these instruments.

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

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as an account or other receivable. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities, or deferred revenue, primarily relate to contracts where we have received payment, but we have not yet satisfied the related performance obligations. Contract assets are not significant as of December 31, 2022 and 2021. Contract liabilities recorded as deferred revenue as of December 31, 2022 are $12.3 million, which was unchanged from December 31, 2021. The contract liability recorded as deferred revenue is related to the collaboration agreement with Vertex described in Note 8.

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

Collaboration costs under the Vertex Agreements accounted for under ASC 808 are presented within “collaboration expense, net” in the consolidated statements of operations and comprehensive (loss) income. Refer to Note 8 to these consolidated financial statements for further discussion on the Vertex Agreements.

Research and Development Expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, license and milestone fees, contract services and other related costs. Research and development costs, including up-front fees and milestones paid to collaborators, are also expensed as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants or other clinical trial vendors that perform the activities. The Company recognizes the reimbursement associated with collaborative activities to its collaborative partners, excluding collaboration costs under the Vertex Agreements accounted for under ASC 808, as a reduction to research and development expense in the period the services are provided. Costs associated with collaborative activities to collaborative partners accounted for under ASC 808 and included in research and development expense was not significant for the years ended December 31, 2022, 2021 and 2020

Leases

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

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employee directors, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive (loss) income based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2022 and 2021, the Company does not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 14 for further details.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net income or loss and other comprehensive (loss) income. Other comprehensive (loss) income consists of foreign currency translation adjustments and unrealized losses on marketable securities.

Net (Loss) Income Per Share Attributable to Common Shareholders

Basic net (loss) income per share is calculated by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is calculated by dividing the net (loss) income attributable to common shareholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options and restricted stock units using the treasury stock method. See Note 12 for further details.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

3. Marketable Securities

A summary of the Company’s cash equivalents and marketable securities as of December 31, 2022 and 2021, which are recorded at fair value (and excludes $159.3 million and $405.6 million of cash at December 31, 2022 and 2021, respectively) is shown below (in thousands):

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$17,766	$—	$—	$17,766
Corporate debt securities	2,151	—	(2)	2,149
Certificates of deposit	—	—	—	—
Commercial paper	32,675	—	—	32,675
Total cash equivalents	52,592	—	(2)	52,590
Marketable securities:
U.S. Treasury securities	—	—	—	—
Corporate debt securities	1,236,770	615	(15,006)	1,222,379
Certificates of deposit	92,417	—	—	92,417
Government-sponsored enterprise securities	79,746	11	(712)	79,045
Commercial paper	263,231	—	(509)	262,722
Total marketable securities	1,672,164	626	(16,227)	1,656,563
Total cash equivalents and marketable securities	$1,724,756	$626	$(16,229)	$1,709,153

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$507,386	$—	$—	$507,386
Corporate debt securities	—			—
Certificates of deposit	—	—	—	—
Commercial paper	9,997	—	(1)	9,996
Total cash equivalents	517,383	—	(1)	517,382
Marketable securities:
U.S. Treasury securities	16,238	6	(52)	16,192
Corporate debt securities	1,173,659	10	(4,903)	1,168,766
Certificates of deposit	45,164	—	—	45,164
Government-sponsored enterprise securities	13,334	—	(77)	13,257
Commercial paper	212,805	—	(86)	212,719
Total marketable securities	1,461,200	16	(5,118)	1,456,098
Total cash equivalents and marketable securities	$1,978,583	$16	$(5,119)	$1,973,480

As of December 31, 2022 and 2021, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $628.4 million and $1,311.6 million, respectively. As of December 31, 2022 and 2021, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $619.2 million and $4.6 million, respectively. Of this amount, securities totaling $53.1 million as of December 31, 2022 will mature beyond one year. No securities in an unrealized loss position for more than twelve months as of December 31, 2021 will mature beyond one year. The Company has recorded a net unrealized loss of $10.5 million and $5.0 million, respectively, during the years ended December 31, 2022 and 2021 related to its marketable securities, which is included in comprehensive (loss) income on the consolidated statements of operations and comprehensive (loss) income.

The Company determined that there was no material credit risk of the above investments as of December 31, 2022 and 2021. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the years ended December 31, 2022 and 2021. No available-for-sale debt securities held as of December 31, 2022 had remaining maturities greater than thirty months.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$159,295	$159,295	$—	$—
Money market funds	17,766	17,766	—	—
Corporate debt securities	2,149	—	2,149	—
Certificates of deposit	—	—	—	—
Commercial paper	32,675	—	32,675	—
Marketable securities:
U.S. Treasury securities	—	—	—	—
Corporate debt securities	1,222,379	—	1,222,379	—
Certificates of deposit	92,417	—	92,417	—
Government-sponsored enterprise securities	79,045	—	79,045	—
Commercial paper	262,722	—	262,722	—
Other non-current assets	2,212	—	—	2,212
Total	$1,870,660	$177,061	$1,691,387	$2,212

	Fair Value Measurements at
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$405,648	$405,648	$—	$—
Money market funds	507,386	507,386	—	—
Corporate debt securities	—	—	—	—
Certificates of deposit	—	—	—	—
Commercial paper	9,997	—	9,997	—
Marketable securities:
U.S. Treasury securities	16,192	—	16,192	—
Corporate debt securities	1,168,766	—	1,168,766	—
Certificates of deposit	45,164	—	45,164	—
Government-sponsored enterprise securities	13,257	—	13,257	—
Commercial paper	212,719	—	212,719	—
Other non-current assets	2,212	—	—	2,212
Total	$2,381,341	$913,034	$1,466,095	$2,212

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
5. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2022	2021
Computer equipment	$3,618	$1,757
Furniture, fixtures, and other	8,109	4,371
Laboratory equipment	37,897	30,123
Leasehold improvements	141,680	86,735
Construction work in process	6,162	52,396
Total property and equipment, gross	197,466	175,382
Accumulated Depreciation	(33,832)	(37,807)
Total property and equipment, net	$163,634	$137,575

Depreciation expense for the year ended December 31, 2022, 2021 and 2020 was $24.1 million, $17.9 million, and $9.1 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2022	2021
Payroll and employee-related costs	$19,241	$23,661
Research costs	46,187	47,986
Licensing fees	983	138
Professional fees	4,927	4,720
Intellectual property costs	3,936	6,120
Accrued property and equipment	1,244	7,113
Other	1,164	1,265
Total	$77,682	$91,003

7. Leases

In June 2015, the Company entered into a lease agreement for the lease of research facility space in Cambridge, Massachusetts, with a commencement date of November 15, 2015. The lease was subsequently amended in both 2017 and 2020 and expired in 2022.

In May 2016, the Company entered into a sublease agreement for its primary office and research facility in Cambridge, Massachusetts, with a commencement date of December 23, 2016. The sublease was subsequently amended in 2021 and expired in 2022.

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

In December 2019, Casebia Therapeutics, Limited Liability Partnership, or Casebia, became a wholly-owned subsidiary of the Company. In connection therewith, Casebia assigned its sublease for an office and research facility in Cambridge, Massachusetts to the Company. The sublease was subsequently amended in 2021 and expired in 2022.

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

In July 2020, the Company entered into a lease agreement for an office and laboratory facility in Boston, Massachusetts, with a commencement date of June 1, 2021, or the 2020 Lease. At lease commencement, the Company recorded a right-of-use asset of $149.8 million and a corresponding operating lease liability of $147.9 million. Tenant incentives of $49.2 million were recorded as a reduction to the operating lease asset and liability at lease commencement. The lease expires in March 2034 and the Company has an option to extend the term of the lease for two additional five-year periods. The right-of-use asset and corresponding lease liability does not include the additional five-year periods under the renewal option as the Company is not reasonably certain to exercise that option.

The Company also rents certain office space in Zug, Switzerland, on a short-term basis for which a right-of-use asset and liability are not recorded, in accordance with the practical expedient elected.

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

The Company identified and assessed the following estimates in recognizing the right-of-use asset and corresponding liability:

•
Expected lease term: The expected lease term includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.
•
Incremental borrowing rate: As the discount rates in the Company’s leases are not implicit, the Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term.

The following table summarizes the lease assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Assets
Operating lease assets	$156,921	$174,460
Total lease assets	156,921	174,460
Liabilities
Current
Operating lease liabilities	15,842	12,158
Non-current
Operating lease liabilities, net of current portion	228,179	212,872
Total lease liabilities	$244,021	$225,030

The following table summarizes operating lease costs included in research and development and general and administrative expense, as well as sublease income for the twelve months ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease costs	$34,896	$22,520	$14,342
Short-term lease costs	824	11,087	7,339
Variable lease costs	11,882	8,402	6,368
Sublease income	—	(5,253)	(587)
Net lease cost	$47,602	$36,756	$27,462

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of December 31, 2022 (in thousands):

Total
2023	29,270
2024	26,526
2025	26,251
2026	26,745
2027	25,927
Thereafter	205,495
Total	$340,214
Present value adjustment	(96,193)
Present value of lease liabilities	$244,021

The following table summarizes the lease term (in years) and discount rate for operating leases as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Weighted-average remaining lease term	11.8	12.4
Weighted-average discount rate	5.9%	5.9%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(17,004)	$(19,753)	$(13,161)
Operating lease non-cash items:
Right-of-use assets (decreased) increased through lease modifications and reassessments	1,208	(14,230)	3,169
Right-of-use assets obtained in exchange for operating lease liabilities	—	152,486	13,956
Leasehold improvements paid directly by landlord	19,252	30,500	—

8. Significant Contracts

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

In October 2019, Vertex exercised the remaining three options granted to it under the 2015 Collaboration Agreement to exclusively license the collaboration targets developed under the 2015 Collaboration Agreement, resulting in a payment of $30.0 million to the Company in the fourth quarter of 2019. In addition, the Company achieved the first milestone under the 2019 Collaboration Agreement in the first quarter of 2020 and, in connection therewith, received a payment of $25.0 million in April 2020. The Company achieved the second milestone under the 2019 Collaboration Agreement in the fourth quarter of 2021 and, in connection therewith, received a payment of $12.5 million in December 2021. As of December 31, 2022, the Company is eligible to receive remaining potential future milestones of $775.0 million under the 2019 Collaboration Agreement.

In April 2021, the Company and Vertex agreed to amend and restate the JDA and entered into an Amended and Restated Joint Development and Commercialization Agreement, or the “A&R Vertex JDCA,” pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex shall lead and have all decision making (i.e., control) in relation to the exa-cel program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to exa-cel (formerly known as CTX001) only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including exa-cel) that may be researched, developed, manufactured and commercialized on a worldwide basis under such agreement. The transaction contemplated by the A&R Vertex JDCA closed in the second quarter of 2021. The Company is providing certain specified transition services to Vertex in connection with the agreement.

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

Accounting for the 2019 Agreements

The 2019 Agreements represented a contract modification to the 2015 Agreements. As a result, the 2019 Agreements and the 2015 Agreements are combined for accounting purposes and treated as a single arrangement. Transactions under the 2019 Agreements were not material for the twelve months ended December 31, 2022 and 2020. For the twelve months ended December 31, 2021, the Company recognized $12.0 million in revenue related to a milestone under the 2019 Agreements.

The Company determined that all other possible variable consideration remaining under the 2019 Agreements resulting from milestones and royalties discussed above was fully constrained as of December 31, 2022. The Company will re-evaluate the transaction price in each reporting period.

Revenue recognized in connection with the Vertex Agreements

Revenue recognized under the Vertex Agreements for the year ended December 31, 2022 was not material. Revenue recognized under the Vertex Agreements for the year ended December 31, 2021 was $913.1 million and was comprised of (i) revenue related to the exclusive worldwide license for exa-cel of $900.0 million, (ii) revenue related to the second DM1 milestone under the 2019 Agreements of $12.0 million, and (iii) revenue recognized in connection with research and development services. Revenue recognized under the Vertex Agreements for the year ended December 31, 2020 was not material.

As of December 31, 2022 and 2021 there was no current deferred revenue related to the collaboration with Vertex, respectively. As of December 31, 2022 and 2021, there was $12.3 million of non-current deferred revenue, respectively, related to the collaboration with Vertex. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

Each of the remaining milestones are fully constrained as of December 31, 2022. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to exa-cel under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing is included within collaboration expense, net, in the consolidated statements of operations and comprehensive (loss) income.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized $110.3 million, $101.2 million, and $48.0 million of collaboration expense, net, related to the Vertex Agreements, respectively. Research and development expense for the years ended December 31, 2022, 2021 and 2020 is net of $37.8 million, $47.4 million, and $27.6 million of reimbursements from Vertex, respectively.

Under the A&R Vertex JDCA, the Company has an option to defer its portion of specified costs on the exa-cel program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. Vertex may only recover any such deferred amounts as an offset against future profitability of the exa-cel program, determined on an annual basis in accordance with the A&R Vertex JDCA. Any such deferred amounts are capped at a specified maximum amount per year. For the year ended December 31, 2022, the Company exercised its option to defer $36.1 million of its share of costs incurred under the A&R Vertex JDCA. These deferred costs will be recognized by the Company when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of December 31, 2022, no such deferred amounts have been recognized.

9. Commitments and Contingencies

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

During the years ended December 31, 2022, 2021 and 2020, the Company paid an immaterial amount of fees to Dr. Charpentier under the Charpentier License Agreements and the Assignors under the Patent Assignment Agreement, which were recorded as research and development expense.

Research, Manufacturing and License Agreements

The Company has engaged several research institutions and companies to identify new delivery strategies and applications of the Company’s gene editing technology. The Company is also a party to a number of license agreements which require significant upfront payments and may be required to make future royalty payments and potential milestone payments from time to time. In addition, the Company is also a party to intellectual property agreements, which require maintenance and milestone payments from time to time. Further, the Company is a party to a number of manufacturing agreements that require upfront payments for the future performance of services.

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

Under certain circumstances and if certain contingent future events occur, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement. Vertex also has the option to conduct research at their own cost in certain defined areas that, if beneficial to the exa-cel program and ultimately achieves regulatory approval, then the Company could owe Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the exa-cel program.

Under the A&R Vertex JDCA, the Company deferred $36.1 million of its share of costs incurred under the arrangement for the year ended December 31, 2022, as spending on the exa-cel program exceeded a specified amount. Any deferred amounts are only payable to Vertex as an offset against future profitability of the exa-cel program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the exa-cel program will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2022, no contingent payments have been accrued. Refer to Note 8 for further discussion on the Company’s arrangements with Vertex.

Other Matters

On December 15, 2016, the Company entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (the “Invention Management Agreement”) with UC, Vienna, Dr. Charpentier, Intellia Therapeutics, Inc., Caribou Biosciences, Inc., ERS Genomics Ltd. and one of the Company’s subsidiaries. Under the Invention Management Agreement, the Company is obligated to share costs related to patent maintenance, defense and prosecution. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $2.2 million, $5.8 million, and $4.5 million, respectively, in shared costs. The Company recorded accrued legal costs from the cost sharing of $1.4 million and 4.0 million as of December 31, 2022 and 2021, respectively. The Company is unable to predict the outcome of these matters and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

10. Share Capital

The Company had 150,347,467 and 145,364,335 authorized common shares as of December 31, 2022 and 2021, respectively, with a par value of CHF 0.03 per share. Share Capital consisted of the following:

		As of December 31,
Type of Share Capital	Conditional Capital	2022	2021
Common shares	Registered share capital	82,028,328	80,321,227
Common shares	Authorized share capital	39,316,975	39,316,975
Common shares	Conditional share capital - Bonds or similar debt instruments	8,202,832	4,919,700
Common shares	Conditional share capital - Employee benefit plans	20,799,332	20,806,433
	Total	150,347,467	145,364,335

Included in registered share capital are 5,025,897 shares registered, of which 4,845,581 shares are held by the Company and its subsidiaries and are reserved for future issuance for financings and 180,316 shares held by the Company and its subsidiaries as treasury shares.

Common Share Issuances

Recent Public Offerings

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

As of December 31, 2021, the Company issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $169.82 per share for aggregate proceeds of $177.8 million, which were net of equity issuance costs of $2.4 million. An additional $1.8 million of stamp taxes related to this amount was paid in 2021.

As of December 31, 2022, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $168.79 per share for aggregate proceeds of $178.8 million, which were net of equity issuance costs of $2.4 million.

The Common Shares have the following characteristics:

Voting Rights

The holders of common shares are entitled to one vote for each common share held at all meetings of shareholders.

Dividends

The holders of common shares are entitled to receive dividends, if and when resolved upon by the general meeting of shareholders based on a respective proposal by the Board of Directors and provided that the Company disposes of sufficient freely distributable reserves. As of December 31, 2022, no dividends have been declared or paid since the Company’s inception.

Liquidation

The holders of the common shares are entitled to share ratably in the Company’s assets available for distribution to shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event.

11. Equity-based Compensation

Option and Grant Plans

In April 2015, the Company’s shareholders approved the 2015 Stock Option and Grant Plan, or the 2015 Plan, and in July 2016, the Company’s shareholders approved the 2016 Stock Option and Incentive Plan, or the 2016 Plan. In May 2018, the Company’s shareholders approved the 2018 Stock Option and Incentive Plan, or the 2018 Plan (collectively, the “Plans”). Subsequent to the IPO, no further options were granted under the 2015 Plan. The Plans provide for the issuance of equity awards in the form of restricted shares, options to purchase common shares which may constitute incentive stock options, or ISOs, or non-statutory stock options, or NSOs, unrestricted stock unit grants, and qualified performance and market-based awards to eligible employees, officers, directors, non-employee consultants and other key personnel. Terms of the equity awards, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the Plans. Options granted by the Company typically vest over four years and have a contractual life of ten years. Restricted stock unit grants typically vest over two to four years. At December 31, 2022, the Company had 26,705,365 common shares authorized for issuance under the 2018 Plan and 10,338,717 common shares available for future grant under the 2018 Plan.

Equity-Based Compensation Expense

The Company recognized stock-based compensation expense totaling $97.9 million, $102.4 million, and $66.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. Stock‑based compensation expense by classification within the consolidated statements of operations and comprehensive (loss) income is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$53,956	$59,683	$35,120
General and administrative	43,991	42,707	30,898
Total	$97,947	$102,390	$66,018

As of December 31, 2022, there was $107.9 million and $67.8 million of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, that is expected to be recognized over a weighted-average period of 2.4 and 2.3 years, respectively.

Stock Options

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021	2020
Options granted	1,492,589	1,616,255	2,182,773
Weighted-average exercise price	$60.19	$124.32	$68.91
Weighted-average grant date fair value	$38.54	$77.38	$42.28
Assumptions:
Expected volatility	70.2%	70.3%	69.2%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	2.6%	1.0%	0.6%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes stock option activity under the Company’s equity award plans (intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,812,982	$58.07	7.4	$219,103
Granted	1,492,589	60.19
Exercised	(1,235,528)	29.66
Cancelled or forfeited	(839,810)	85.13
Outstanding at December 31, 2022	7,230,233	$60.22	7.0	$32,131
Exercisable at December 31, 2022	4,769,450	$51.76	6.2	$30,915
Vested and expected to vest at December 31, 2022	7,230,233	$60.22	7.0	$32,131

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2022, 2021 and 2020 was $40.8 million, $119.5 million, and $104.2 million, respectively.

As of December 31, 2022, options to purchase 1,048,911 common shares subject to performance-based vesting conditions were vested, as performance conditions were satisfied in prior years, and there were 170,652 options to purchase common shares subject to performance-based vesting conditions outstanding. Activity related to stock options subject to performance-based vesting conditions is included in the table above.

As of December 31, 2022, options to purchase 150,000 common shares subject to market-based vesting conditions were vested, as market conditions were satisfied in prior years. 150,000 options to purchase common shares subject to market-based vesting conditions were outstanding as of December 31, 2022. Activity related to stock options subject to market-based vesting conditions is included in the table above.

The Company did not grant stock options subject to performance-based or market-based vesting conditions during 2022, 2021, and 2020.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2021	934,175	$100.14
Granted	853,326	62.31
Vested	(237,932)	83.88
Cancelled or forfeited	(224,384)	91.69
Unvested balance at December 31, 2022	1,325,185	$80.13

During the years ended December 31, 2022, 2021 and 2020, the total fair value of restricted stock units vested was $14.3 million, $45.3 million, and $21.6 million, respectively.

During 2022, the Company granted 150,000 performance stock units with market-based vesting conditions in which the recipient is eligible to receive between zero and 150,000 common shares at the end of a three-year service period based upon achieving a specified average stock price. Expense for these awards is being recognized over the requisite service period. As of December 31, 2022, 150,000 of the performance stock units were unvested. Activity related to stock units subject to market-based vesting conditions is included in the table above.

The Company did not grant stock units subject to performance-based or market-based vesting conditions during 2021 and 2020.

Award modifications

Equity award modifications for certain equity awards held by departing employees for the years ended December 31, 2022, 2021 and 2020 were not material to the Company's stock-based compensation expense.

Employee Stock Purchase Plan

On July 19, 2016, the Company’s board of directors adopted its 2016 Employee Stock Purchase Plan, or the ESPP Plan, which was subsequently approved by its shareholders and became effective on October 19, 2016. The ESPP Plan authorizes the initial issuance of up to a total of 0.4 million shares of the Company’s common stock to participating employees. The Company activated its ESPP Plan on January 1, 2020. The Company issued 36,559 and 21,590 shares under the ESPP Plan during the years ended December 31, 2022 and 2021, respectively.

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

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods ended (in thousands, except share and per share amounts):

	Year ended December 31,
	2022	2021	2020

Net (loss) income	$(650,175)	$377,661	$(348,865)
Basic weighted-average common shares outstanding	77,746,575	75,948,686	65,949,672
Effect of potentially dilutive securities:
Outstanding options	—	3,990,579	—
Unvested restricted common shares	—	454,231	—
Diluted weighted-average common shares outstanding	77,746,575	80,393,496	65,949,672
Net (loss) income per common share — basic	$(8.36)	$4.97	$(5.29)
Net (loss) income per common share — diluted	$(8.36)	$4.70	$(5.29)

The Company did not include the securities in the following table in the computation of the net (loss) income per share calculations because the effect would have been anti-dilutive during each period:

	Year ended December 31,
	2022	2021	2020
Outstanding options	7,230,233	1,765,881	8,101,980
Unvested restricted common shares	1,325,185	225,904	894,092
ESPP	19,105	6,671	11,257
Total	8,574,523	1,998,456	9,007,329

13. 401(k) Savings Plan

The Company established a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) in November 2016. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company contributed $3.2 million, $3.4 million, and $1.9 million to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020, respectively.

14. Income Taxes

The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions for the foreign parent and where foreign subsidiaries have been established.

Net (loss) income before taxes

For the years ended December 31, 2022, 2021 and 2020, the (loss) income before provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$1,321	$4,569	$7,630
Foreign	(651,821)	374,962	(355,686)
Total	$(650,500)	$379,531	$(348,056)

The benefit from (provision for) income taxes consist of the following (in thousands):

Years Ended December 31,

	2022	2021	2020
Current income taxes:
Federal	$(444)	$(80)	$(248)
State	(241)	(42)	(151)
Foreign	—	—	(1)
Total current income taxes	(685)	(122)	(400)
Deferred income taxes:
Federal	1,010	(1,748)	(409)
State	—	—	—
Foreign	—	—	—
Total deferred income taxes	1,010	(1,748)	(409)
Total income tax benefit (provision)	$325	$(1,870)	$(809)

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years Ended December 31,
	2022	2021	2020
Income tax expense at statutory rate	11.9%	11.9%	11.9%
State income tax, net of federal benefit	1.2%	(1.0)%	1.0%
Nondeductible expenses	(0.2)%	0.7%	0.1%
Foreign rate differential	(0.1)%	0.6%	(0.1%)
Statutory to US GAAP permanent differences	0.0%	0.0%	0.0%
Stock-based compensation	(0.2)%	(2.5%)	2.3%
Impact of deferred rate change	(0.1)%	0.0%	0.0%
Research credits	3.3%	(4.2)%	3.3%
Change in valuation allowance	(15.8)%	(5.0)%	(18.7%)
Effective income tax rate	—	0.5%	(0.2%)

The federal statutory rate reflects the Switzerland mixed company service rate.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$118,432	$47,190
Accruals and reserves	4,782	5,878
Operating lease liabilities	66,436	61,476
Other deferred tax assets	10,154	6,362
Stock-based compensation	18,034	14,042
Research credit	63,416	37,878
Total deferred tax assets	281,254	172,826
Less valuation allowance	(198,279)	(98,649)
Net deferred tax assets	82,975	74,177
Deferred tax liabilities:
Depreciation	(41,206)	(28,579)
Operating lease assets	(42,678)	(47,521)
Intangible assets	(18)	(31)
Other deferred tax liabilities	(209)	(192)
Total deferred tax liabilities	(84,111)	(76,323)
Long term deferred taxes	$(1,136)	$(2,146)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of worldwide operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its U.S. and non-U.S. deferred tax assets will not be realized. Accordingly, as of December 31, 2022 and 2021, the Company has provided a full valuation allowance against its net deferred tax assets in Switzerland and the United Kingdom. The Company has also provided a valuation allowance against the U.S. deferred tax assets that cannot be realized by existing deferred tax liabilities based upon when they are scheduled to reverse. The valuation allowance increased by $99.6 million during 2022, which is primarily attributable to increase in net operating loss carryforwards as a result of current year net loss.

As of December 31, 2022, the Company had no available U.S. federal net operating loss carryforwards. As of December 31, 2022, the Company had available non-U.S. net operating loss carryforwards of $1,979.7 million of which $988.4 million relate to Switzerland, $988.4 million relate to the Canton of Zug, and $2.9 million relate to the Company’s wholly-owned subsidiary in the United Kingdom. The net operating losses generated in Switzerland and the Canton of Zug begin to expire in 2027 and the net operating losses generated in the United Kingdom can be carried forward indefinitely.

As of December 31, 2022, the Company had U.S. domestic federal research and development credit carryforwards of $27.3 million that begin to expire in 2039 for federal purposes, which are net of uncertain tax positions of $13.9 million. As of December 31, 2022, the Company had U.S. domestic federal orphan drug credit carryforwards of $22.7 million which begin to expire in 2040 for federal purposes, which are net of uncertain tax positions of $9.8 million. As of December 31, 2022, the Company had U.S. domestic state research and development credit carryforwards of $16.9 million which begin to expire in 2035, which are net of uncertain tax positions of $10.9 million.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2022, the Company had gross unrecognized tax benefits of $34.5 million of which $32.3 million would favorably impact the effective tax rate if recognized. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate changes in gross unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$21,395	$11,967	$5,231
Increases for tax positions taken during current period	10,439	9,911	7,004
Increases for tax positions taken in prior periods	2,702	—	—
Decreases for tax positions taken during current period	—	—	—
Decreases for tax positions taken in prior periods	—	(483)	(268)
Balance at end of year	$34,536	$21,395	$11,967

The Company files income tax returns in the U.S. federal jurisdiction, Massachusetts, California and certain non-U.S. jurisdictions. The Company is subject to U.S. federal, Massachusetts, California and non-U.S. income tax examinations by authorities for tax years ending after December 31, 2018. Research credits generated in prior tax years that are closed for examination may still be adjusted upon future examination if they have or will be used in a future period. The Company is subject to income tax examinations by authorities in its non-U.S. jurisdictions for all years.