Form 10-Q
period 2023-06-30
CRISPR Therapeutics AG
filed 2023-08-07
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 3, 2023, there were 79,411,450 shares of registrant’s common shares outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$444,796	$211,885
Marketable securities	1,323,307	1,603,433
Accounts receivable	70,000	—
Prepaid expenses and other current assets	21,469	37,708
Total current assets	1,859,572	1,853,026
Property and equipment, net	159,172	163,634
Marketable securities, non-current	4,901	53,130
Intangible assets, net	43	71
Restricted cash	11,799	11,635
Operating lease assets	159,352	156,921
Other non-current assets	2,175	4,640
Total assets	$2,197,014	$2,243,057
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,588	$27,428
Accrued expenses	89,838	77,682
Accrued tax liabilities	558	135
Operating lease liabilities	14,833	15,842
Other current liabilities	20	20
Total current liabilities	132,837	121,107
Deferred revenue, non-current	12,323	12,323
Operating lease liabilities, net of current portion	230,342	228,179
Other non-current liabilities	5,484	5,969
Total liabilities	380,986	367,578
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 par value, 79,552,682 and 78,692,766 shares issued at June 30, 2023 and December 31, 2022, respectively, 79,372,366 and 78,512,450 shares outstanding at June 30, 2023 and December 31, 2022, respectively	2,474	2,441
Treasury shares, at cost, 180,316 shares at June 30, 2023 and at December 31, 2022	(63)	(63)
Additional paid-in capital	2,799,420	2,734,838
Accumulated deficit	(976,895)	(846,090)
Accumulated other comprehensive loss	(8,908)	(15,647)
Total shareholders' equity	1,816,028	1,875,479
Total liabilities and shareholders’ equity	$2,197,014	$2,243,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$70,000	$158	$170,000	$336
Grant revenue	—	—	—	762
Total revenue	70,000	158	170,000	1,098
Operating expenses:
Research and development	101,555	123,223	201,490	241,468
General and administrative	19,032	26,273	41,392	54,294
Collaboration expense, net	44,636	33,922	86,828	64,568
Total operating expenses	165,223	183,418	329,710	360,330
Loss from operations	(95,223)	(183,260)	(159,710)	(359,232)
Other income:
Other income, net	18,406	3,544	31,148	3,907
Total other income, net	18,406	3,544	31,148	3,907
Net loss before income taxes	(76,817)	(179,716)	(128,562)	(355,325)
Provision for income taxes	(923)	(6,118)	(2,243)	(9,726)
Net loss	(77,740)	(185,834)	(130,805)	(365,051)
Foreign currency translation adjustment	28	(69)	60	(95)
Unrealized gain (loss) on marketable securities	452	(3,380)	6,679	(15,180)
Comprehensive loss	$(77,260)	$(189,283)	$(124,066)	$(380,326)

Net loss per common share — basic	$(0.98)	$(2.40)	$(1.66)	$(4.72)
Basic weighted-average common shares outstanding	79,091,061	77,513,327	78,885,168	77,306,970
Net loss per common share — diluted	$(0.98)	$(2.40)	$(1.66)	$(4.72)
Diluted weighted-average common shares outstanding	79,091,061	77,513,327	78,885,168	77,306,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2021	76,990,066	$2,391	180,316	$(63)	$2,598,114	$(195,915)	$(5,067)	$2,399,460
Vesting of restricted shares	123,564	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.2 million	261,280	12	—	—	9,998	—	—	10,010
Purchase of common stock under ESPP	11,495	—	—	—	740	—	—	740
Stock-based compensation expense	—	—	—	—	25,745	—	—	25,745
Other comprehensive loss	—	—	—	—	—	—	(11,826)	(11,826)
Net loss	—	—	—	—	—	(179,217)	—	(179,217)
Balance at March 31, 2022	77,386,405	$2,407	180,316	$(63)	$2,634,597	$(375,132)	$(16,893)	$2,244,916
Vesting of restricted shares	14,705	—	—	—	—	—	—	—
Exercise of vested options, net of issuance costs of $0.2 million	391,053	13	—	—	10,333	—	—	10,346
Stock-based compensation expense	—	—	—	—	24,852	—	—	24,852
Other comprehensive loss	—	—	—	—	—	—	(3,449)	(3,449)
Net loss	—	—	—	—	—	(185,834)	—	(185,834)
Balance at June 30, 2022	77,792,163	$2,420	180,316	$(63)	$2,669,782	$(560,966)	$(20,342)	$2,090,831

Balance at December 31, 2022	78,512,450	$2,441	180,316	$(63)	$2,734,838	$(846,090)	$(15,647)	$1,875,479
Vesting of restricted shares	172,995	5	—	—	—	—	—	5
Exercise of vested options, net of issuance costs of $0.2 million	159,184	6	—	—	4,677	—	—	4,683
Purchase of common stock under ESPP	19,105	—	—	—	660	—	—	660
Stock-based compensation expense	—	—	—	—	20,875	—	—	20,875
Other comprehensive income	—	—	—	—	—	—	6,259	6,259
Net loss	—	—	—	—	—	(53,065)	—	(53,065)
Balance at March 31, 2023	78,863,734	$2,452	180,316	$(63)	$2,761,050	$(899,155)	$(9,388)	$1,854,896
Vesting of restricted shares	97,631	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.3 million	411,001	18	—	—	16,605	—	—	16,623
Stock-based compensation expense	—	—	—	—	21,765	—	—	21,765
Other comprehensive income	—	—	—	—	—	—	480	480
Net loss	—	—	—	—	—	(77,740)	—	(77,740)
Balance at June 30, 2023	79,372,366	$2,474	180,316	$(63)	$2,799,420	$(976,895)	$(8,908)	$1,816,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(130,805)	$(365,051)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	10,012	13,308
Equity-based compensation	42,640	50,597
Other non-cash items, net	(5,620)	9,671
Acquired in-process research and development	1,500	—
Changes in:
Accounts receivable	(70,000)	239
Prepaid expenses and other assets	15,952	2,032
Accounts payable and accrued expenses	13,637	8,303
Deferred revenue	—	(1,011)
Operating lease assets and liabilities	(1,277)	5,865
Other liabilities, net	(485)	(1,148)
Net cash used in operating activities	(124,446)	(277,195)
Investing activities:
Purchase of property, plant and equipment	(6,614)	(24,980)
Purchase of in-process research and development	(1,500)	-
Purchases of marketable securities	(452,363)	(597,136)
Maturities of marketable securities	795,229	451,529
Net cash provided by (used in) investing activities	334,752	(170,587)
Financing activities:
Proceeds from exercise of options and ESPP contributions, net of issuance costs	22,169	21,002
Net cash provided by financing activities	22,169	21,002
Effect of exchange rate changes on cash	60	(95)
Increase (decrease) in cash	232,535	(426,875)
Cash, cash equivalents and restricted cash, beginning of period	224,060	939,944
Cash, cash equivalents and restricted cash, end of period	$456,595	$513,069
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$1,029	$5,016
Equity issuance costs in accounts payable and accrued expenses	$293	$241
Leasehold improvements paid directly by landlord	$—	$19,252

	As of June 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2023	2022
Cash and cash equivalents	444,796	496,893
Prepaid expenses and other current assets	—	4,053
Restricted cash	11,799	12,123
Cash, cash equivalents and restricted cash at end of period	$456,595	$513,069

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and six-month interim periods ended June 30, 2023 and 2022.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 21, 2023.

New Accounting Pronouncements – Recently Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at June 30, 2023 and December 31, 2022 (in thousands), which are recorded at fair value. The table below excludes $331.4 million and $159.3 million of cash at June 30, 2023 and December 31, 2022, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Cash equivalents:
Money market funds	$84,224	$—	$—	$84,224
Corporate debt securities	3,026	1	—	3,027
Commercial paper	2,075	—	—	2,075
U.S. Treasury securities	24,030	4	—	24,034
Total cash equivalents	113,355	5	—	113,360
Marketable securities:
Corporate debt securities	862,612	512	(7,650)	855,474
Certificates of deposit	70,797	—	—	70,797
Government-sponsored enterprise securities	193,549	1	(1,518)	192,032
Commercial paper	210,179	—	(274)	209,905
Total marketable securities	1,337,137	513	(9,442)	1,328,208
Total cash equivalents and marketable securities	$1,450,492	$518	$(9,442)	$1,441,568
December 31, 2022
Cash equivalents:
Money market funds	$17,766	$—	$—	$17,766
Corporate debt securities	2,151	—	(2)	2,149
Commercial paper	32,675	—	—	32,675
Total cash equivalents	52,592	—	(2)	52,590
Marketable securities:
Corporate debt securities	1,236,770	615	(15,006)	1,222,379
Certificates of deposit	92,417	—	—	92,417
Government-sponsored enterprise securities	79,746	11	(712)	79,045
Commercial paper	263,231	—	(509)	262,722
Total marketable securities	1,672,164	626	(16,227)	1,656,563
Total cash equivalents and marketable securities	$1,724,756	$626	$(16,229)	$1,709,153

As of June 30, 2023 and December 31, 2022, marketable securities were in a net unrealized loss position of $8.9 million and $15.6 million, respectively. The Company has recorded a net unrealized gain of $0.5 million and $6.7 million during the three and six months ended June 30, 2023, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss. The Company recorded a net unrealized loss of $3.4 million and $15.2 million during the three and six months ended June 30, 2022, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2023 and December 31, 2022, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $820.2 million and $628.4 million, respectively. As of June 30, 2023 and December 31, 2022, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $298.5 million and $619.2 million, respectively. Of this amount, securities totaling $4.9 million and $53.1 million as of June 30, 2023 and December 31, 2022, respectively, will mature beyond one year.

The Company determined that there is no material credit risk associated with the above investments as of June 30, 2023. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and six months ended June 30, 2023 and 2022. No available-for-sale debt securities held as of June 30, 2023 had remaining maturities greater than thirty months.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at
	June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$331,436	$331,436	$—	$—
Money market funds	84,224	84,224	—	—
Corporate debt securities	3,027	—	3,027	—
Commercial paper	2,075	—	2,075	—
U.S. Treasury securities	24,034	—	24,034	—
Marketable securities:
Corporate debt securities	855,474	—	855,474	—
Certificates of deposit	70,797	—	70,797	—
Government-sponsored enterprise securities	192,032	—	192,032	—
Commercial paper	209,905	—	209,905	—
Total	$1,773,004	$415,660	$1,357,344	$—
	Fair Value Measurements at
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$159,295	$159,295	$—	$—
Money market funds	17,766	17,766	—	—
Corporate debt securities	2,149	—	2,149	—
Commercial paper	32,675	—	32,675	—
Marketable securities:
Corporate debt securities	1,222,379	—	1,222,379	—
Certificates of deposit	92,417	—	92,417	—
Government-sponsored enterprise securities	79,045	—	79,045	—
Commercial paper	262,722	—	262,722	—
Other non-current assets	2,212	—	—	2,212
Total	$1,870,660	$177,061	$1,691,387	$2,212

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities, certificates of deposit, corporate bonds and commercial paper. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Computer equipment	$3,645	$3,618
Furniture, fixtures and other	8,109	8,109
Laboratory equipment	40,953	37,897
Leasehold improvements	143,343	141,680
Construction work in process	6,938	6,162
Total property and equipment, gross	202,988	197,466
Accumulated depreciation	(43,816)	(33,832)
Total property and equipment, net	$159,172	$163,634

Depreciation expense for the three and six months ended June 30, 2023 was $5.0 million and $10.0 million, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $7.3 million and $13.3 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Payroll and employee-related costs	$12,583	$19,241
Research costs	20,197	35,010
Collaboration costs	45,901	11,177
Licensing fees	2,055	983
Professional fees	4,391	4,927
Intellectual property costs	2,714	3,936
Accrued property and equipment	836	1,244
Other	1,161	1,164
Total	$89,838	$77,682

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

Exa-cel collaboration

In 2017, following Vertex's exercise of its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets, the Company and Vertex entered into a joint development and commercialization agreement, or the JDA, and agreed for potential hemoglobinopathy treatments, including exagamglogene autotemcel, or exa-cel (formerly CTX001), the Company and Vertex would share equally all research and development costs and worldwide revenues. In 2021, the Company and Vertex amended and restated the JDA, or the A&R Vertex JDCA, pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex leads and has all decision making (i.e., control) in relation to the exa-cel program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to exa-cel only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including exa-cel) that may be researched, developed, manufactured and commercialized on a worldwide basis under the A&R Vertex JDCA. Additionally, the A&R Vertex JDCA allows the Company to defer a portion of its share of costs under the arrangement if spending on the exa-cel program exceeds specified amounts. Any deferred amounts are only payable to Vertex as an offset against future profitability of the exa-cel program and the amounts payable are capped at a specified maximum amount per year.

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

In connection with entering into these agreements, the Company received a $100.0 million up front payment from Vertex. Under the Non-Ex License Agreement, the Company is eligible to receive milestone payments from Vertex of up to $230.0 million, in the aggregate and inclusive of the $70.0 million research milestone described below, depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. In the second quarter of 2023, a research milestone of $70.0 million under the Non-Ex License Agreement was achieved. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Accounting Analysis

For purposes of this Note 6, the 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, A&R Vertex JDCA, and 2019 Collaboration Agreement are collectively referred to as the “Vertex Agreements” and the Non-Ex License Agreement and ViaCyte JDCA Amendment are collectively referred to as the “March 2023 Agreements.”

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

In the second quarter of 2023, the Company adjusted the transaction price to include $70.0 million in previously constrained variable consideration related to a research milestone which was achieved in the second quarter of 2023. The Company determined that all other possible variable consideration resulting from milestones and royalties discussed below was fully constrained as of June 30, 2023. The Company will re-evaluate the transaction price in each reporting period.

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

In the second quarter of 2023, revenue from variable consideration of $70.0 million was recognized related to a research milestone that was achieved during the second quarter of 2023. This amount is recorded within accounts receivable on the condensed consolidated balance sheet.

Revenue recognized under the March 2023 Agreements for the three months ended June 30, 2023 was $70.0 million. Revenue recognized under the March 2023 Agreements for six months ended June 30, 2023 was $170.0 million.

Milestones under the Non-Ex License Agreement

As of June 30, 2023, the Company is eligible to receive milestone payments from Vertex of up to $230.0 million in the aggregate under the Non-Ex License Agreement, inclusive of the $70.0 million milestone recognized in revenue in the second quarter of 2023, depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. The $70.0 million milestone was achieved in the second quarter of 2023. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of June 30, 2023. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Vertex Agreements

Deferred revenue

As of June 30, 2023 and December 31, 2022, there was no current deferred revenue related to the Vertex Agreements. As of June 30, 2023, there was $12.3 million of non-current deferred revenue related to the Vertex Agreements, which is unchanged from December 31, 2022. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

Each of the remaining milestones described above are fully constrained as of June 30, 2023. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

Vertex Agreements

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to exa-cel under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing is included within collaboration expense, net, in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2023, the Company recognized $44.6 million and $86.8 million of collaboration expense, net, related to the exa-cel program, respectively. Collaboration expense, net, was net of $2.4 million and $5.2 million of reimbursements from Vertex related to the exa-cel program, respectively. During the three and six months ended June 30, 2022, the Company recognized $33.9 million and $64.6 million of collaboration expense, net, related to the exa-cel program, respectively. Collaboration expense, net, was net of $9.1 million and $16.5 million of reimbursements from Vertex related to the exa-cel program, respectively.

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

Letters of Credit

As of June 30, 2023, the Company had restricted cash of $11.8 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account and included in “Restricted cash” on the Company's condensed consolidated balance sheets as of June 30, 2023.

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

Under the A&R Vertex JDCA, the Company has an option to defer specified costs on the exa-cel program in excess of $110.3 million for the years ended December 31, 2023 and 2024. The Company deferred $36.1 million of its share of costs incurred under the arrangement for the year ended December 31, 2022. Any deferred amounts are only payable to Vertex as an offset against future profitability of the exa-cel program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the exa-cel program will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of June 30, 2023, no contingent payments have been accrued to date. Refer to Note 6 for further discussion of the Company’s arrangements with Vertex.

8. Share Capital

All of the Company's common shares are authorized under Swiss corporate law with a par value of 0.03 CHF per share. Though the par value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of June 30, 2023, the Company's share capital consists of 83,538,347 registered common shares with a par value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments, and 20,989,313 registered common shares reserved for the Company's employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiry of the capital band if earlier, within a lower limit of CHF 2,506,150.41 and an upper limit of CHF 2,920,321.14, corresponding to 13,805,691 registered common shares with a nominal value of CHF 0.03 each to be fully paid in.

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

As of June 30, 2023, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $168.79 per share for aggregate proceeds of $178.8 million, which were net of equity issuance costs of $2.4 million.

9. Stock-based Compensation

During the three and six months ended June 30, 2023 and 2022, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$13,322	$13,829	$24,998	$28,419
General and administrative	8,443	11,023	17,642	22,178
Total	$21,765	$24,852	$42,640	$50,597

Stock option activity

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2022	7,230,233	$60.22
Granted	1,358,782	45.58
Exercised	(570,185)	38.11
Cancelled or forfeited	(690,798)	86.70
Outstanding at June 30, 2023	7,328,032	$56.73
Exercisable at June 30, 2023	4,637,268	$53.23
Vested and expected to vest at June 30, 2023	7,328,032	$56.73

As of June 30, 2023, total unrecognized compensation expense related to stock options was $101.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

Restricted stock activity

The following table summarizes restricted stock activity for the six months ended June 30, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2022	1,325,185	$80.13
Granted	655,674	44.00
Vested	(270,626)	96.57
Cancelled or forfeited	(185,246)	77.89
Unvested balance at June 30, 2023	1,524,987	$61.96

As of June 30, 2023, total unrecognized compensation expense related to unvested restricted common shares was $70.5 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.6 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding options	7,328,032	7,801,649	7,328,032	7,801,649
Unvested restricted common shares	1,524,987	1,085,869	1,524,987	1,085,869
ESPP	34,177	24,947	34,177	24,947
Total	8,887,196	8,912,465	8,887,196	8,912,465

11. Income Taxes

During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $0.9 million and $2.2 million, respectively, representing an effective tax rate of (1.2%) and (1.7%), respectively. During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $6.1 million and $9.7 million, respectively, representing an effective tax rate of -3.4% and -2.7%, respectively. The income tax provision for the three and six months ended June 30, 2023 is primarily attributable to the Company's U.S. subsidiaries. The change in the rate for the three and six months ended June 30, 2023 is primarily attributable to reduced forecasted capitalized R&D expense addback offset by an increase in forecasted interest income in the United States. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

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

Hemoglobinopathies

Our lead product candidate, exa-cel, is an investigational, autologous, ex vivo CRISPR gene-edited hematopoietic stem cell therapy that is being evaluated for the treatment of TDT and severe SCD. Exa-cel is being developed under a joint development and commercialization agreement between us and Vertex. We and Vertex are investigating exa-cel in two ongoing Phase 1/2/3 open-label clinical trials that are designed to assess the safety and efficacy of a single dose of exa-cel in patients ages 12 to 35 with TDT (CLIMB-111) or severe SCD (CLIMB-121), respectively. Enrollment is complete for both CLIMB-111 and CLIMB-121. Patients who received exa-cel in CLIMB-111, CLIMB-121, CLIMB-141 or CLIMB-151 are followed for approximately two years after exa-cel infusion and are asked to participate in a long-term, open-label follow-up trial, CLIMB-131, to evaluate the safety and efficacy of exa-cel. CLIMB-131 is designed to follow participants for up to 15 years after exa-cel infusion. In addition, we and Vertex are conducting two additional global Phase 3 open-label clinical trials of exa-cel in pediatric patients with TDT (CLIMB-141) and severe SCD (CLIMB-151).

In June 2023, we and Vertex announced that CLIMB-111 and CLIMB-121 each met its primary endpoint and key secondary endpoint at the pre-specified interim analysis for each trial. These analyses evaluated the efficacy and safety of exa-cel in patients with TDT or SCD in the ongoing Phase 3 trials as well as in the long-term follow up trial CLIMB-131. In addition, we and Vertex shared new clinical data on exa-cel from the ongoing CLIMB-111, CLIMB-121, and CLIMB-131 clinical trials at the Annual European Hematology Association Congress for 48 patients with TDT and 35 patients with severe SCD treated with exa-cel with follow-up up to 43.7 months after exa-cel infusion.

In addition, in June 2023, we and Vertex announced that the FDA had accepted the Biologics Licensing Applications, or BLAs, in the United States for exa-cel. The FDA has granted Priority Review for SCD and Standard Review for TDT and assigned Prescription Drug User Fee Act target action dates of December 8, 2023 and March 30, 2024, respectively. The FDA has indicated that it plans to hold an advisory committee meeting for exa-cel. Exa-cel has been granted RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations by the FDA for the treatment of both TDT and SCD. Additionally, in the fourth quarter of 2022, we and Vertex completed regulatory submissions for exa-cel in the EU and the United Kingdom, and the European Medicines Agency, or EMA, and the Medicines and Healthcare products Regulatory Agency, or MHRA, are reviewing the regulatory submissions for exa-cel in SCD and TDT. In the EU, exa-cel has been granted Orphan Drug Designation from the European Commission, as well as PRIME designation from the EMA for the treatment of both TDT and SCD. In the United Kingdom, exa-cel has been granted an Innovation Passport under the Innovative Licensing and Access Pathway from the MHRA.

In addition, building upon exa-cel, we have next-generation efforts in targeted conditioning and in vivo editing of hematopoietic stem cells, either of which could broaden the number of patients that can benefit from our therapies.

Immuno-Oncology

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have an improved product profile compared to current autologous therapies and allow accessibility to broader patient populations. Drawing from the ex vivo gene editing capabilities gained through our lead programs, we are advancing several immuno-oncology cell therapy programs, including allogeneic CAR T programs targeting Cluster of Differentiation 19, or CD19, and Cluster of Differentiation 70, or CD70.

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

Financial Overview

Since our inception in October 2013, we have devoted substantially all of our resources to our research and development efforts, identifying potential product candidates, undertaking drug discovery and preclinical development activities, building and protecting our intellectual property estate, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred shares, common share issuances, convertible loans and license and collaboration agreements with strategic partners.

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

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the three and six months ended June 30, 2023 was $70.0 million and $170.0 million, respectively, related to our receipt of an upfront payment from Vertex in connection with entering into agreements with Vertex and ViaCyte relating to the research, development, manufacture and commercialization of therapeutic products in the diabetes field in the first quarter of 2023, as well as revenue recognized in the second quarter of 2023 from previously constrained variable consideration related to a research milestone achieved in the second quarter of 2023. Revenue recognized for the three and six months ended June 30, 2022 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Period to Period
	2023	2022	Change
Revenue:
Collaboration revenue	$70,000	$158	$69,842
Total revenue	70,000	158	69,842
Operating expenses:
Research and development	101,555	123,223	(21,668)
General and administrative	19,032	26,273	(7,241)
Collaboration expense, net	44,636	33,922	10,714
Total operating expenses	165,223	183,418	(18,195)
Loss from operations	(95,223)	(183,260)	88,037
Other income, net	18,406	3,544	14,862
Loss before income taxes	(76,817)	(179,716)	102,899
Provision for income taxes	(923)	(6,118)	5,195
Net loss	$(77,740)	$(185,834)	$108,094

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2023 was $70.0 million related to previously constrained variable consideration related to a research milestone that was achieved during the second quarter of 2023. Revenue for the three months ended June 30, 2022 was not material. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $101.6 million for the three months ended June 30, 2023, compared to $123.2 million for the three months ended June 30, 2022. The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Period to Period
	2023	2022	Change
External research and development expenses	$37,483	$55,990	$(18,507)
Employee related expenses	21,002	21,681	(679)
Facility expenses	27,606	29,998	(2,392)
Stock-based compensation expenses	13,322	13,829	(507)
Other expenses	764	853	(89)
Sublicense and license fees	1,378	872	506
Total research and development expenses	$101,555	$123,223	$(21,668)

The decrease of approximately $21.7 million was primarily attributable to the following:

•
$18.5 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs; and
•
$2.4 million of decreased facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $19.0 million for the three months ended June 30, 2023, compared to general and administrative expenses of $26.3 million for the three months ended June 30, 2022. The decrease in general and administrative expenses of approximately $7.3 million was primarily attributable to decreased stock-based compensation expense primarily due to an overall decrease in the fair value of equity awards granted in 2022 and into 2023 and decreased intellectual property costs.

Collaboration Expense, Net

Collaboration expense, net, was $44.6 million for the three months ended June 30, 2023, compared to $33.9 million for the three months ended June 30, 2022. The increase of approximately $10.7 million was primarily attributable to increased manufacturing and other pre-commercial costs with regards to the exa-cel program.

Other Income, Net

Other income was $18.4 million for the three months ended June 30, 2023, compared to $3.5 million of income for the three months ended June 30, 2022. The increase of approximately $14.9 million was primarily due to interest income earned on cash, cash equivalents and marketable securities for the three months ended June 30, 2023.

Comparison of six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Period to Period
	2023	2022	Change
Revenue:
Collaboration revenue	$170,000	$336	$169,664
Grant revenue	—	762	(762)
Total revenue	170,000	1,098	168,902
Operating expenses:
Research and development	201,490	241,468	(39,978)
General and administrative	41,392	54,294	(12,902)
Collaboration expense, net	86,828	64,568	22,260
Total operating expenses	329,710	360,330	(30,620)
Loss from operations	(159,710)	(359,232)	199,522
Other income, net	31,148	3,907	27,241
Loss before income taxes	(128,562)	(355,325)	226,763
Provision for income taxes	(2,243)	(9,726)	7,483
Net loss	$(130,805)	$(365,051)	$234,246

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2023 was $170.0 million due to an upfront payment from Vertex in the first quarter of 2023, as well as a as well as revenue recognized in the second quarter of 2023 from previously constrained variable consideration related to a research milestone which was achieved in the second quarter of 2023. Revenue for the six months ended June 30, 2022 was not material. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $201.5 million for the six months ended June 30, 2023, compared to $241.5 million for the six months ended June 30, 2022. The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Period to Period
	2023	2022	Change
External research and development expenses	$71,974	$101,628	$(29,654)
Employee related expenses	43,560	42,872	688
Facility expenses	56,006	60,778	(4,772)
Stock-based compensation expenses	24,998	28,419	(3,421)
Other expenses	1,458	1,230	228
Sublicense and license fees	3,494	6,541	(3,047)
Total research and development expenses	$201,490	$241,468	$(39,978)

The decrease of approximately $40.0 million was primarily attributable to the following:

•
$29.7 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs;
•
$4.8 million of decreased facility-related expenses;
•
$3.4 million of decreased stock-based compensation expenses primarily due to an overall decrease in the fair value of equity awards granted in 2022 and into 2023 and subsequent reduction in stock-based compensation expense incurred; and
•
$3.0 million of decreased sublicense and license fees.

General and Administrative Expenses

General and administrative expenses were $41.4 million for the six months ended June 30, 2023, compared to general and administrative expenses of $54.3 million for the six months ended June 30, 2022. The decrease in general and administrative expenses of approximately $12.9 million was primarily attributable to decreased stock-based compensation expense primarily due to an overall decrease in the fair value of equity awards granted in 2022 and into 2023 and decreased intellectual property costs.

Collaboration Expense, Net

Collaboration expense, net, was $86.8 million for the six months ended June 30, 2023, compared to $64.6 million for the six months ended June 30, 2022. The increase of approximately $22.2 million was primarily attributable to increased manufacturing and other pre-commercial costs with regards to the exa-cel program.

Other Income, Net

Other income was $31.1 million for the six months ended June 30, 2023, compared to $3.9 million of income for the six months ended June 30, 2022 . The increase of approximately $27.2 million was primarily due to interest income earned on cash, cash equivalents and marketable securities for the six months ended June 30, 2023.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of June 30, 2023, we had $1,773.0 million in cash, cash equivalents and marketable securities, of which approximately $3.7 million was held outside of the United States, and an accumulated deficit of $976.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

In August 2019, we entered into the August 2019 Sales Agreement with Jefferies and filed our current prospectus supplement for $419.8 million in July 2021. As of June 30, 2023, we have issued and sold an aggregate of 1.1 million common shares under the current prospectus supplement at an average price of $168.79 per share for aggregate proceeds of $178.8 million, which were net of equity issuance costs of $2.4 million.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Six Months Ended June 30,		Period to Period
	2023	2022	Change
Net cash used in operating activities	$(124,446)	$(277,195)	$152,749
Net cash provided by (used in) investing activities	334,752	(170,587)	505,339
Net cash provided by financing activities	22,169	21,002	1,167
Effect of exchange rate changes on cash	60	(95)	155
Net increase (decrease) in cash	$232,535	$(426,875)	$659,410

Operating Activities

Net cash used in operating activities was $124.4 million for the six months ended June 30, 2023, compared to cash used in operating activities of $277.2 million for the six months ended June 30, 2022. The decrease in net cash used in operating activities of approximately $152.8 million was primarily driven by a reduction in our net loss position of $234.3 million, from a net loss of $365.1 million for the six months ended June 30, 2022 to net loss of $130.8 million for the six months ended June 30, 2023 driven by revenue recognized in the connection with an upfront payment from Vertex in the first quarter of 2023, as well as a research milestone achieved in the second quarter of 2023. Additionally, non-cash expense decreased by $25.0 million, primarily related to a decrease in stock-based compensation expense and other non-cash items, while net changes of operating assets and liabilities decreased $56.5 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $334.8 million, compared to net cash used in investing activities of $170.6 million for the six months ended June 30, 2022. The change from a net cash used in investing activities to a net cash provided by investing activities was primarily driven by a net increase in maturities of our marketable securities, offset by a reduction property and equipment purchases.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $22.2 million, compared with $21.0 million for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 consisted of option exercise proceeds, net of issuance costs.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $1,773.0 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by aincreasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2023 and 2022.

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

As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risks described in our Annual Report on Form 10-K and any quarterly report on Form 10-Q, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 16, 2023, Dr. Rodger Novak, our President and Chairman, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") with respect to the sale of 100,000 common shares of the Company pursuant to the terms of the plan. Dr. Novak’s Rule 10b5-1 trading arrangement is active through April 30, 2024.

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

CRISPR Therapeutics AG

Dated: August 7, 2023	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2023	By:	/s/ Raju Prasad
Raju Prasad
Chief Financial Officer
(Principal Financial Officer)