Form 10-Q
period 2023-09-30
CRISPR Therapeutics AG
filed 2023-11-06
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 2, 2023, there were 79,432,446 shares of registrant’s common shares outstanding.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries.

“CRISPR Therapeutics®” standard character mark and design logo, “CRISPRXTM,” “CRISPR TXTM,” “CTX001TM,” “CTX110®,” “CTX112TM,” “CTX130TM,” “CTX131TM,” “CTX310TM,” “CTX320TM,” “VCTX210TM” and “VCTX211TM,” are trademarks and registered trademarks of CRISPR Therapeutics AG. All other trademarks and registered trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the safety, efficacy and clinical progress of various clinical programs, including those for exagamglogene autotemcel, or exa-cel (formerly known as CTX001), CTX110, CTX112, CTX130, CTX131, VCTX210 and VCTX211;
•
the status of clinical trials, development timelines, regulatory submissions and discussions with regulatory authorities related to product candidates under development by us and our collaborators;
•
the initiation, timing, progress and results of our preclinical studies and clinical trials, including ongoing clinical trials and any planned clinical trials, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and Investigational New Drug, or IND, application-enabling studies;
•
the actual or potential benefits of U.S. Food and Drug Administration, or FDA, designations, such as Orphan Drug, Fast Track and regenerative medicine advanced therapy, or RMAT, or such other equivalents, including PRIority MEdicines, or PRIME, designation;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$527,765	$211,885
Marketable securities	1,212,061	1,603,433
Prepaid expenses and other current assets	20,760	37,708
Total current assets	1,760,586	1,853,026
Property and equipment, net	156,122	163,634
Marketable securities, non-current	—	53,130
Intangible assets, net	30	71
Restricted cash	11,830	11,635
Operating lease assets	156,215	156,921
Other non-current assets	2,047	4,640
Total assets	$2,086,830	$2,243,057
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,152	$27,428
Accrued expenses	66,405	77,682
Deferred revenue, current	3,500	—
Accrued tax liabilities	176	135
Operating lease liabilities	15,001	15,842
Other current liabilities	—	20
Total current liabilities	111,234	121,107
Deferred revenue, non-current	15,823	12,323
Operating lease liabilities, net of current portion	226,585	228,179
Other non-current liabilities	5,394	5,969
Total liabilities	359,036	367,578
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 79,607,064 and 78,692,766 shares issued at September 30, 2023 and December 31, 2022, respectively, 79,426,748 and 78,512,450 shares outstanding at September 30, 2023 and December 31, 2022, respectively	2,476	2,441
Treasury shares, at cost, 180,316 shares at September 30, 2023 and at December 31, 2022	(63)	(63)
Additional paid-in capital	2,821,225	2,734,838
Accumulated deficit	(1,089,047)	(846,090)
Accumulated other comprehensive loss	(6,797)	(15,647)
Total shareholders' equity	1,727,794	1,875,479
Total liabilities and shareholders’ equity	$2,086,830	$2,243,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$—	$94	$170,000	$430
Grant revenue	—	—	—	762
Total revenue	—	94	170,000	1,192
Operating expenses:
Research and development	90,698	116,622	292,188	358,090
General and administrative	18,291	27,001	59,683	81,295
Collaboration expense, net	23,422	38,859	110,250	103,427
Total operating expenses	132,411	182,482	462,121	542,812
Loss from operations	(132,411)	(182,388)	(292,121)	(541,620)
Other income:
Other income, net	20,671	7,264	51,819	11,171
Total other income, net	20,671	7,264	51,819	11,171
Net loss before income taxes	(111,740)	(175,124)	(240,302)	(530,449)
(Provision) benefit for income taxes	(412)	575	(2,655)	(9,151)
Net loss	(112,152)	(174,549)	(242,957)	(539,600)
Foreign currency translation adjustment	(49)	(100)	12	(195)
Unrealized gain (loss) on marketable securities	2,160	(1,820)	8,838	(17,001)
Comprehensive loss	$(110,041)	$(176,469)	$(234,107)	$(556,796)

Net loss per common share — basic	$(1.41)	$(2.24)	$(3.07)	$(6.96)
Basic weighted-average common shares outstanding	79,414,098	78,021,520	79,063,415	77,547,771
Net loss per common share — diluted	$(1.41)	$(2.24)	$(3.07)	$(6.96)
Diluted weighted-average common shares outstanding	79,414,098	78,021,520	79,063,415	77,547,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2021	76,990,066	$2,391	180,316	$(63)	$2,598,114	$(195,915)	$(5,067)	$2,399,460
Vesting of restricted shares	123,564	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.2 million	261,280	12	—	—	9,998	—	—	10,010
Purchase of common stock under ESPP	11,495	—	—	—	740	—	—	740
Stock-based compensation expense	—	—	—	—	25,745	—	—	25,745
Other comprehensive loss	—	—	—	—	—	—	(11,826)	(11,826)
Net loss	—	—	—	—	—	(179,217)	—	(179,217)
Balance at March 31, 2022	77,386,405	$2,407	180,316	$(63)	$2,634,597	$(375,132)	$(16,893)	$2,244,916
Vesting of restricted shares	14,705	—	—	—	—	—	—	—
Exercise of vested options, net of issuance costs of $0.2 million	391,053	13	—	—	10,333	—	—	10,346
Stock-based compensation expense	—	—	—	—	24,852	—	—	24,852
Other comprehensive loss	—	—	—	—	—	—	(3,449)	(3,449)
Net loss	—	—	—	—	—	(185,834)	—	(185,834)
Balance at June 30, 2022	77,792,163	$2,420	180,316	$(63)	$2,669,782	$(560,966)	$(20,342)	$2,090,831
Issuance of common shares	12,365	—	—	—	970	—	—	970
Vesting of restricted shares	17,128	1	—	—	—	—	—	1
Exercise of vested options, net of issuance costs of $0.3 million	401,110	12	—	—	12,770	—	—	12,782
Purchase of common stock under ESPP	25,064	—	—	—	1,296	—	—	1,296
Stock-based compensation expense	—	—	—	—	24,543	—	—	24,543
Other comprehensive loss	—	—	—	—	—	—	(1,920)	(1,920)
Net loss	—	—	—	—	—	(174,549)	—	(174,549)
Balance at September 30, 2022	78,247,830	$2,433	180,316	$(63)	$2,709,361	$(735,515)	$(22,262)	$1,953,954

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2022	78,512,450	$2,441	180,316	$(63)	$2,734,838	$(846,090)	$(15,647)	$1,875,479
Vesting of restricted shares	172,995	5	—	—	—	—	—	5
Exercise of vested options, net of issuance costs of $0.2 million	159,184	6	—	—	4,677	—	—	4,683
Purchase of common stock under ESPP	19,105	—	—	—	660	—	—	660
Stock-based compensation expense	—	—	—	—	20,875	—	—	20,875
Other comprehensive income	—	—	—	—	—	—	6,259	6,259
Net loss	—	—	—	—	—	(53,065)	—	(53,065)
Balance at March 31, 2023	78,863,734	$2,452	180,316	$(63)	$2,761,050	$(899,155)	$(9,388)	$1,854,896
Vesting of restricted shares	97,631	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.3 million	411,001	18	—	—	16,605	—	—	16,623
Stock-based compensation expense	—	—	—	—	21,765	—	—	21,765
Other comprehensive income	—	—	—	—	—	—	480	480
Net loss	—	—	—	—	—	(77,740)	—	(77,740)
Balance at June 30, 2023	79,372,366	$2,474	180,316	$(63)	$2,799,420	$(976,895)	$(8,908)	$1,816,028
Vesting of restricted shares	3,305	—	—	—	—	—	—	—
Exercise of vested options	16,900	2	—	—	645	—	—	647
Purchase of common stock under ESPP	34,177	—	—	—	1,192	—	—	1,192
Stock-based compensation expense	—	—	—	—	19,968	—	—	19,968
Other comprehensive income	—	—	—	—	—	—	2,111	2,111
Net loss	—	—	—	—	—	(112,152)	—	(112,152)
Balance at September 30, 2023	79,426,748	$2,476	180,316	$(63)	$2,821,225	$(1,089,047)	$(6,797)	$1,727,794

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(242,957)	$(539,600)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	14,937	18,326
Equity-based compensation	62,608	75,142
Other non-cash items, net	(11,779)	12,251
Acquired in-process research and development	2,500	—
Changes in:
Accounts receivable	—	256
Prepaid expenses and other assets	16,769	7,062
Accounts payable and accrued expenses	(11,056)	36,261
Deferred revenue	7,000	(762)
Operating lease assets and liabilities	(1,729)	10,826
Other liabilities, net	(595)	(2,175)
Net cash used in operating activities	(164,302)	(382,413)
Investing activities:
Purchase of property, plant and equipment	(8,732)	(30,997)
Purchase of in-process research and development	(2,500)	—
Purchases of marketable securities	(697,762)	(923,404)
Maturities of marketable securities	1,165,094	871,278
Net cash provided by (used in) investing activities	456,100	(83,123)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	—	970
Proceeds from exercise of options and ESPP contributions, net of issuance costs	23,725	35,144
Net cash provided by financing activities	23,725	36,114
Effect of exchange rate changes on cash	12	(195)
Increase (decrease) in cash	315,535	(429,617)
Cash, cash equivalents and restricted cash, beginning of period	224,060	939,944
Cash, cash equivalents and restricted cash, end of period	$539,595	$510,327
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$753	$4,919
Equity issuance costs in accounts payable and accrued expenses	$10	$299
Leasehold improvements paid directly by landlord	$—	$19,252

	As of September 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2023	2022
Cash and cash equivalents	$527,765	$494,151
Prepaid expenses and other current assets	—	4,053
Restricted cash	11,830	12,123
Cash, cash equivalents and restricted cash at end of period	$539,595	$510,327

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and nine-month interim periods ended September 30, 2023 and 2022.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 21, 2023.

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

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at September 30, 2023 and December 31, 2022 (in thousands), which are recorded at fair value. The table below excludes $149.2 million and $159.3 million of cash at September 30, 2023 and December 31, 2022, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Cash equivalents:
Money market funds	$339,223	$—	$—	$339,223
Corporate debt securities	—	—	—	—
Commercial paper	18,409	—	(3)	18,406
U.S. Treasury securities	20,904	1	—	20,905
Total cash equivalents	378,536	1	(3)	378,534
Marketable securities:
U.S. Treasury securities	14,620	2	—	14,622
Corporate debt securities	738,562	299	(5,571)	733,290
Certificates of deposit	78,829	—	—	78,829
Government-sponsored enterprise securities	189,917	—	(1,362)	188,555
Commercial paper	196,896	—	(131)	196,765
Total marketable securities	1,218,824	301	(7,064)	1,212,061
Total cash equivalents and marketable securities	$1,597,360	$302	$(7,067)	$1,590,595
December 31, 2022
Cash equivalents:
Money market funds	$17,766	$—	$—	$17,766
Corporate debt securities	2,151	—	(2)	2,149
Commercial paper	32,675	—	—	32,675
Total cash equivalents	52,592	—	(2)	52,590
Marketable securities:
Corporate debt securities	1,236,770	615	(15,006)	1,222,379
Certificates of deposit	92,417	—	—	92,417
Government-sponsored enterprise securities	79,746	11	(712)	79,045
Commercial paper	263,231	—	(509)	262,722
Total marketable securities	1,672,164	626	(16,227)	1,656,563
Total cash equivalents and marketable securities	$1,724,756	$626	$(16,229)	$1,709,153

As of September 30, 2023 and December 31, 2022, marketable securities were in a net unrealized loss position of $6.8 million and $15.6 million, respectively. The Company has recorded a net unrealized gain of $2.2 million and $8.8 million during the three and nine months ended September 30, 2023, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss. The Company recorded a net unrealized loss of $1.8 million and $17.0 million during the three and nine months ended September 30, 2022, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2023 and December 31, 2022, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $783.5 million and $628.4 million, respectively. As of September 30, 2023 and December 31, 2022, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $201.4 million and $619.2 million, respectively. As of September 30, 2023, no securities that have been in an unrealized loss position for more than twelve months will mature beyond one year. As of December 31, 2022, securities in an unrealized loss position for more than twelve months totaling $53.1 million had maturities beyond one year.

The Company determined that there is no material credit risk associated with the above investments as of September 30, 2023. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and nine months ended September 30, 2023 and 2022. No available-for-sale debt securities held as of September 30, 2023 had remaining maturities greater than thirty months.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at
	September 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$149,231	$149,231	$—	$—
Money market funds	339,223	339,223	—	—
Corporate debt securities	—	—	—	—
Commercial paper	18,406	—	18,406	—
U.S. Treasury securities	20,905	—	20,905	—
Marketable securities:
U.S. Treasury securities	14,622	—	14,622	—
Corporate debt securities	733,290	—	733,290	—
Certificates of deposit	78,829	—	78,829	—
Government-sponsored enterprise securities	188,555	—	188,555	—
Commercial paper	196,765	—	196,765	—
Total	$1,739,826	$488,454	$1,251,372	$—
	Fair Value Measurements at
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$159,295	$159,295	$—	$—
Money market funds	17,766	17,766	—	—
Corporate debt securities	2,149	—	2,149	—
Commercial paper	32,675	—	32,675	—
Marketable securities:
Corporate debt securities	1,222,379	—	1,222,379	—
Certificates of deposit	92,417	—	92,417	—
Government-sponsored enterprise securities	79,045	—	79,045	—
Commercial paper	262,722	—	262,722	—
Other non-current assets	2,212	—	—	2,212
Total	$1,870,660	$177,061	$1,691,387	$2,212

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities, certificates of deposit, corporate bonds and commercial paper. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Computer equipment	$3,692	$3,618
Furniture, fixtures and other	8,109	8,109
Laboratory equipment	41,080	37,897
Leasehold improvements	143,260	141,680
Construction work in process	8,528	6,162
Total property and equipment, gross	204,669	197,466
Accumulated depreciation	(48,547)	(33,832)
Total property and equipment, net	$156,122	$163,634

Depreciation expense for the three and nine months ended September 30, 2023 was $4.9 million and $14.9 million, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $5.0 million and $18.3 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Payroll and employee-related costs	$15,899	$19,241
Research costs	16,706	35,010
Collaboration costs	25,767	11,177
Licensing fees	1,755	983
Professional fees	3,409	4,927
Intellectual property costs	1,506	3,936
Accrued property and equipment	536	1,244
Other	827	1,164
Total	$66,405	$77,682

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

In connection with entering into these agreements, the Company received a $100.0 million up front payment from Vertex. Under the Non-Ex License Agreement, the Company is eligible to receive milestone payments from Vertex of up to $230.0 million, in the aggregate and inclusive of a $70.0 million research milestone achieved in the second quarter of 2023. The milestones are dependent on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

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

Determination of transaction price

The initial transaction price was comprised of the upfront payment of $100.0 million.

In the second quarter of 2023, the Company adjusted the transaction price to include $70.0 million in previously constrained variable consideration related to a research milestone which was achieved in the second quarter of 2023. The Company determined that all other possible variable consideration resulting from milestones and royalties discussed below was fully constrained as of September 30, 2023. The Company will re-evaluate the transaction price in each reporting period.

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

No revenue was recognized under the March 2023 Agreements for the three months ended September 30, 2023. Revenue recognized under the March 2023 Agreements for nine months ended September 30, 2023 was $170.0 million.

Milestones under the Non-Ex License Agreement

As of September 30, 2023, the Company is eligible to receive potential future milestone payments from Vertex of up to $160.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of September 30, 2023. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Vertex Agreements

Deferred revenue

As of September 30, 2023 and December 31, 2022, there was no current deferred revenue related to the Vertex Agreements. As of September 30, 2023, there was $12.3 million of non-current deferred revenue related to the Vertex Agreements, which is unchanged from December 31, 2022. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

Each of the remaining milestones described above are fully constrained as of September 30, 2023. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

Vertex Agreements

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to exa-cel under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing is included within collaboration expense, net, in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2023, the Company recognized $23.4 million and $110.3 million of collaboration expense, net, related to the exa-cel program, respectively. Collaboration expense, net, during the three and nine months ended September 30, 2023 was net of $6.2 million and $11.5 million of reimbursements from Vertex related to the exa-cel program, respectively. In the third quarter of 2023, the Company exercised its option to defer specified costs on the exa-cel program in excess of $110.3 million under the A&R Vertex JDCA.

During the three and nine months ended September 30, 2022, the Company recognized $38.9 million and $103.4 million of collaboration expense, net, related to the exa-cel program, respectively. Collaboration expense, net, during the three and nine months ended September 30, 2022 was net of $10.1 million and $26.6 million of reimbursements from Vertex related to the exa-cel program, respectively.

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

Letters of Credit

As of September 30, 2023, the Company had restricted cash of $11.8 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account and included in “Restricted cash” on the Company's condensed consolidated balance sheets as of September 30, 2023.

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

Under the A&R Vertex JDCA, the Company has an option to defer specified costs on the exa-cel program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. In the third quarter of 2023, the Company exercised its option to defer specified costs on the exa-cel program in excess of the deferral limit under A&R Vertex JDCA. As of September 30, 2023, the Company has deferred $27.3 million of its share of costs incurred in 2023 under the A&R Vertex JDCA. In 2022, the Company also exercised its option to defer its share of costs incurred in 2022 on the exa-cel program in excess of the deferral limit under the A&R Vertex JDCA, which resulted in a deferral of $36.1 million as of December 31, 2022. Any deferred amounts are only payable to Vertex as an offset against future profitability of the exa-cel program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the exa-cel program will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of September 30, 2023, no contingent payments have been accrued to date.

8. Share Capital

All of the Company's common shares are authorized under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of September 30, 2023, the Company's share capital consists of 83,538,347 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments, and 20,989,313 registered common shares reserved for the Company's employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiry of the capital band if earlier, within a lower limit of CHF 2,506,150.41 and an upper limit of CHF 2,920,321.14, corresponding to 13,805,691 registered common shares with a nominal value of CHF 0.03 each to be fully paid in.

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

As of September 30, 2023, the Company has issued and sold an aggregate of 1.1 million common shares under the 2021 ATM at an average price of $168.79 per share for aggregate proceeds of $178.8 million, which were net of equity issuance costs of $2.4 million.

9. Stock-based Compensation

During the three and nine months ended September 30, 2023 and 2022, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$11,287	$13,311	$36,285	$41,728
General and administrative	8,681	11,232	26,323	33,414
Total	$19,968	$24,543	$62,608	$75,142

Stock option activity

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2022	7,230,233	$60.22
Granted	1,383,182	45.72
Exercised	(587,085)	38.11
Cancelled or forfeited	(875,589)	86.14
Outstanding at September 30, 2023	7,150,741	$56.06
Exercisable at September 30, 2023	4,830,321	$53.14
Vested and expected to vest at September 30, 2023	7,150,741	$56.06

As of September 30, 2023, total unrecognized compensation expense related to stock options was $85.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.

Restricted stock activity

The following table summarizes restricted stock activity for the nine months ended September 30, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2022	1,325,185	$80.13
Granted	774,474	45.04
Vested	(273,931)	96.59
Cancelled or forfeited	(251,388)	73.05
Unvested balance at September 30, 2023	1,574,340	$61.14

As of September 30, 2023, total unrecognized compensation expense related to unvested restricted common shares was $65.8 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.4 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding options	7,150,741	7,253,831	7,150,741	7,253,831
Unvested restricted common shares	1,574,340	1,321,176	1,574,340	1,321,176
ESPP	9,328	8,673	9,328	8,673
Total	8,734,409	8,583,680	8,734,409	8,583,680

11. Income Taxes

During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $0.4 million and $2.7 million, respectively, representing an effective tax rate of (0.4%) and (1.1%), respectively. During the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $0.6 million and an income tax provision of $9.2 million, respectively, representing an effective tax rate of 0.3% and (1.7%), respectively. The income tax provision for the three and nine months ended September 30, 2023 is primarily attributable to the income generated by the Company's U.S. subsidiaries. The change in the rate for the three and nine months ended September 30, 2023 is primarily attributable to reduced forecasted capitalized R&D expense addback offset by an increase in forecasted interest income in the United States. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Hemoglobinopathies

Exa-cel

Exagamglogene autotemcel, or exa-cel, is an investigational, autologous, ex vivo CRISPR gene-edited hematopoietic stem cell therapy that is being evaluated for the treatment of TDT and severe SCD. Exa-cel is being developed under a joint development and commercialization agreement between us and Vertex under which Vertex leads global development, manufacturing, and commercialization of exa-cel with support from us. Exa-cel is being investigated in multiple ongoing open-label clinical trials that are designed to assess the safety and efficacy of a single dose of exa-cel in patients with TDT or severe SCD, respectively. In addition, patients continue to be enrolled and followed in the CLIMB-131 long-term follow-up clinical trial.

In the United States, exa-cel regulatory submissions for SCD and TDT are under review by the FDA. Exa-cel has been granted RMAT, Fast Track, Orphan Drug, and Rare Pediatric Disease designations by the FDA for the treatment of both TDT and SCD. The FDA has granted Priority Review for SCD and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of December 8, 2023. In addition, the FDA has granted Standard Review for TDT and assigned a PDUFA date of March 30, 2024. In the EU and the United Kingdom, the exa-cel regulatory submissions for SCD and TDT are under review by the European Medicines Agency, or EMA, and the Medicines and Healthcare products Regulatory Agency, or MHRA, respectively. Exa-cel has been granted Orphan Drug Designation from the European Commission, as well as PRIME designation from the EMA for the treatment of both TDT and SCD in the EU. In the United Kingdom, exa-cel has been granted an Innovation Passport under the Innovative Licensing and Access Pathway from the MHRA. A marketing authorization application for exa-cel has also been submitted to the Saudi Food and Drug Authority.

Additional candidates

Building upon exa-cel, we have next-generation efforts in targeted conditioning and in vivo editing of hematopoietic stem cells, either of which could broaden the number of patients that could benefit from our hemoglobinopathies product candidates.

Immuno-Oncology

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have an improved product profile compared to current autologous therapies and allow accessibility to broader patient populations. Drawing from the ex vivo gene editing capabilities gained through our lead programs, we are advancing several wholly-owned immuno-oncology cell therapy programs, including allogeneic CAR T programs targeting Cluster of Differentiation 19, or CD19, and Cluster of Differentiation 70, or CD70.

CD19 Candidates

Our CAR T product candidates include CTX110, a healthy donor-derived gene-edited allogeneic CAR T investigational therapy targeting CD19, and CTX112, a next-generation investigational, allogeneic CAR T product candidate targeting CD19, which incorporates additional edits designed to enhance CAR T potency and reduce CAR T exhaustion. Both CTX110 and CTX112 are being investigated in ongoing clinical trials designed to assess the safety and efficacy of the applicable product candidate in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy. CTX110 has been granted RMAT designation by the FDA.

CD70 Candidates

Our CAR T product candidates include CTX130, a healthy donor-derived gene-edited allogeneic CAR T investigational therapy targeting CD70, an antigen expressed on various solid tumors and hematologic malignancies, and CTX131, a next-generation investigational allogeneic CAR T product candidate targeting CD70 in a basket of solid tumors. CTX131 incorporates additional edits designed to enhance CAR T potency and reduce CAR T exhaustion. Both CTX130 and CTX131 are being investigated in ongoing clinical trials. In the case of CTX130, we are evaluating the safety and efficacy of CTX130 for the treatment of relapsed or refractory T or B cell malignancies and in a separate independent clinical trial, the treatment of relapsed or refractory clear cell renal cell carcinoma. In the case of CTX131, we are investigating CTX131 in a clinical trial designed to assess the safety and efficacy of the product candidate in adult patients with relapsed or refractory solid tumors. CTX130 has received Orphan Drug Designation from the FDA for the treatment of T cell lymphoma and RMAT designation for the treatment of Mycosis Fungoides and Sézary Syndrome (MF/SS), subtypes of Cutaneous T cell Lymphoma (CTCL).

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

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases. We have established a leading platform for in vivo gene disruption in the liver and are rapidly advancing a broad portfolio of in vivo programs for both rare and common diseases towards clinical trials. Within the liver, we are pursuing diseases that are amenable to a gene disruption strategy and have well-understood genetic linkages, such as cardiovascular disease, or CVD. Our lead investigational in vivo programs, CTX310 and CTX320, target angiopoietin-related protein 3 (ANGPTL3) and lipoprotein(a) (Lp(a)), respectively, two validated targets for CVD, and we have initiated a Phase 1 clinical trial for CTX310 targeting ANGPTL3. We believe this approach of leveraging existing proofs of concept reduces the challenges associated with delivering CRISPR/Cas9-based therapeutics in vivo. Beyond the liver, for delivery to hematopoietic stem cells, the central nervous system, and other extrahepatic tissues, we are pursuing additional delivery technologies, including adeno-associated virus vectors, or AAV, and further advancements to nanoparticle technology.

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

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex pursuant to which, among other things, we are co-developing and preparing to co-commercialize exa-cel for TDT and SCD. In April 2021, we and Vertex amended and restated our existing joint development and commercialization agreement. Under the amended and restated agreement, Vertex leads global development, manufacturing, and commercialization of exa-cel with support from us. Net profits and net losses, as applicable, incurred under the amended and restated agreement are allocated 40% to us and 60% to Vertex, subject to certain limitations. In addition, we entered into a strategic collaboration and license agreement with Vertex in June 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1, and, in March 2023, we entered into a non-exclusive license agreement with Vertex for Vertex to utilize our gene editing technology in diabetes.

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

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. There was no revenue recognized for the three months ended September 30, 2023. Revenue recognized for the nine months ended September 30, 2023 was $170.0 million related to our receipt of an upfront payment from Vertex in connection with entering into agreements with Vertex and ViaCyte relating to the research, development, manufacture and commercialization of therapeutic products in the diabetes field in the first quarter of 2023, as well as revenue recognized in the second quarter of 2023 related to a research milestone achieved in the second quarter of 2023. Revenue recognized for the three and nine months ended September 30, 2022 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Our external research and development expenses support our various preclinical and clinical programs, and, as such, we do not break down external research and development expenses further. Our internal research and development expenses consist of payroll and benefits expenses, facilities expense, and other indirect research and development expenses incurred in support of overall research and development activities and, as such, are not allocated to a specific development stage or therapeutic area. Research and development costs are expensed as incurred. Nonrefundable advance payments for research and development goods or services to be received in the future are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. At this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of any product candidates we may identify and develop. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

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

We expect to continue to incur general and administrative expenses consistent with general and administrative functions at research and development companies of our size and stage of development, which may increase in the future to support continued research and development activities, and potential commercialization of our product candidates. In addition, we anticipate ongoing expenses related to the reimbursements of third-party patent related expenses in connection with certain of our in-licensed intellectual property.

Collaboration Expense, Net

Collaboration expense, net, consists of operating expense related to the exa-cel program under our collaboration with Vertex. Under the A&R Vertex JDCA, we have an option to defer our portion of specified costs on the exa-cel program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. In the third quarter of 2023, we exercised our option to defer our portion of specified costs incurred in 2023 for the exa-cel program in excess of $110.3 million. Any deferred amounts are only payable to Vertex as an offset against future profitability of the exa-cel program and the amounts payable are capped at a specified maximum amount per year.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Period to Period
	2023	2022	Change
Revenue:
Collaboration revenue	$—	$94	$(94)
Total revenue	—	94	(94)
Operating expenses:
Research and development	90,698	116,622	(25,924)
General and administrative	18,291	27,001	(8,710)
Collaboration expense, net	23,422	38,859	(15,437)
Total operating expenses	132,411	182,482	(50,071)
Loss from operations	(132,411)	(182,388)	49,977
Other income, net	20,671	7,264	13,407
Loss before income taxes	(111,740)	(175,124)	63,384
Provision (benefit) for income taxes	(412)	575	(987)
Net loss	$(112,152)	$(174,549)	$62,397

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2023 and 2022 was not material. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $90.7 million for the three months ended September 30, 2023, compared to $116.6 million for the three months ended September 30, 2022. The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Period to Period
	2023	2022	Change
External research and development expenses	$30,667	$51,243	$(20,576)
Employee related expenses	20,016	21,122	(1,106)
Facility expenses	25,656	27,203	(1,547)
Stock-based compensation expenses	11,287	13,311	(2,024)
Other expenses	733	860	(127)
Sublicense and license fees	2,339	2,883	(544)
Total research and development expenses	$90,698	$116,622	$(25,924)

The decrease of approximately $25.9 million was primarily attributable to $20.6 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $18.3 million for the three months ended September 30, 2023, compared to general and administrative expenses of $27.0 million for the three months ended September 30, 2022. The decrease in general and administrative expenses of approximately $8.7 million was primarily attributable to decreased stock-based compensation expense primarily due to an overall decrease in the fair value of equity awards granted in 2022 and into 2023 and decreased intellectual property costs.

Collaboration Expense, Net

Collaboration expense, net, was $23.4 million for the three months ended September 30, 2023, compared to $38.9 million for the three months ended September 30, 2022. The decrease of approximately $15.5 million in collaboration expense, net, was primarily attributable to the timing of when we reached the $110.3 million deferral limit on costs related to the exa-cel program. In the third quarter of 2023, we exercised our option to defer specified costs on the exa-cel program in excess of the deferral limit under the A&R Vertex JDCA. As of September 30, 2023, we have deferred $27.3 million of our share of costs incurred for 2023 under the A&R

Vertex JDCA. These deferred costs will be recognized by us when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of September 30, 2023, no such deferred amounts have been recognized.

Other Income, Net

Other income was $20.7 million for the three months ended September 30, 2023, compared to $7.3 million of income for the three months ended September 30, 2022. The increase of approximately $13.4 million was primarily due to interest income earned on cash, cash equivalents and marketable securities for the three months ended September 30, 2023.

Comparison of nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Period to Period
	2023	2022	Change
Revenue:
Collaboration revenue	$170,000	$430	$169,570
Grant revenue	—	762	(762)
Total revenue	170,000	1,192	168,808
Operating expenses:
Research and development	292,188	358,090	(65,902)
General and administrative	59,683	81,295	(21,612)
Collaboration expense, net	110,250	103,427	6,823
Total operating expenses	462,121	542,812	(80,691)
Loss from operations	(292,121)	(541,620)	249,499
Other income, net	51,819	11,171	40,648
Loss before income taxes	(240,302)	(530,449)	290,147
Provision for income taxes	(2,655)	(9,151)	6,496
Net loss	$(242,957)	$(539,600)	$296,643

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2023 was $170.0 million due to an upfront payment from Vertex in the first quarter of 2023, as well as a as well as revenue recognized in the second quarter of 2023 from previously constrained variable consideration related to a research milestone which was achieved in the second quarter of 2023. Revenue for the nine months ended September 30, 2022 was not material. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $292.2 million for the nine months ended September 30, 2023, compared to $358.1 million for the nine months ended September 30, 2022. The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Period to Period
	2023	2022	Change
External research and development expenses	$102,642	$152,850	$(50,208)
Employee related expenses	63,576	63,994	(418)
Facility expenses	81,662	87,981	(6,319)
Stock-based compensation expenses	36,284	41,728	(5,444)
Other expenses	2,191	2,112	79
Sublicense and license fees	5,833	9,425	(3,592)
Total research and development expenses	$292,188	$358,090	$(65,902)

The decrease of approximately $65.9 million was primarily attributable to the following:

•
$50.2 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs;
•
$6.3 million of decreased facility-related expenses; and
•
$5.4 million of decreased stock-based compensation expenses primarily due to an overall decrease in the fair value of equity awards granted in 2022 and into 2023 and subsequent reduction in stock-based compensation expense incurred.

General and Administrative Expenses

General and administrative expenses were $59.7 million for the nine months ended September 30, 2023, compared to general and administrative expenses of $81.3 million for the nine months ended September 30, 2022. The decrease in general and administrative expenses of approximately $21.6 million was primarily attributable to the following:

•
$7.1 million of decreased stock-based compensation expense primarily due to an overall decrease in the fair value of equity awards granted in 2022 and into 2023; and
•
$5.6 million of decreased intellectual property costs.

Collaboration Expense, Net

Collaboration expense, net, was $110.3 million for the nine months ended September 30, 2023, compared to $103.4 million for the nine months ended September 30, 2022. The increase of approximately $6.9 million was primarily attributable to increased manufacturing and other pre-commercial costs related to the exa-cel program. In the third quarter of 2023, we exercised our option to defer specified costs on the exa-cel program in excess of $110.3 million under the A&R Vertex JDCA. As of September 30, 2023, we have deferred $27.3 million of our share of costs incurred for 2023 under the A&R Vertex JDCA. These deferred costs will be recognized by us when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of September 30, 2023, no such deferred amounts have been recognized.

Other Income, Net

Other income was $51.8 million for the nine months ended September 30, 2023, compared to $11.2 million of income for the nine months ended September 30, 2022. The increase of approximately $40.6 million was primarily due to interest income earned on cash, cash equivalents and marketable securities for the nine months ended September 30, 2023.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of September 30, 2023, we had $1,739.8 million in cash, cash equivalents and marketable securities, of which approximately $2.2 million was held outside of the United States, and an accumulated deficit of $1,089.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

In August 2019, we entered into the August 2019 Sales Agreement with Jefferies and filed our current prospectus supplement for $419.8 million in July 2021. As of September 30, 2023, we have issued and sold an aggregate of 1.1 million common shares under the current prospectus supplement at an average price of $168.79 per share for aggregate proceeds of $178.8 million, which were net of equity issuance costs of $2.4 million.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Nine Months Ended September 30,		Period to Period
	2023	2022	Change
Net cash used in operating activities	$(164,302)	$(382,413)	$218,111
Net cash provided by (used in) investing activities	456,100	(83,123)	539,223
Net cash provided by financing activities	23,725	36,114	(12,389)
Effect of exchange rate changes on cash	12	(195)	207
Net increase (decrease) in cash	$315,535	$(429,617)	$745,152

Operating Activities

Net cash used in operating activities was $164.3 million for the nine months ended September 30, 2023, compared to cash used in operating activities of $382.4 million for the nine months ended September 30, 2022. The decrease in net cash used in operating activities of approximately $218.1 million was primarily driven by a reduction in our net loss position of $296.6 million, from a net loss of $539.6 million for the nine months ended September 30, 2022 to net loss of $243.0 million for the nine months ended September 30, 2023 driven by revenue recognized in the connection with an upfront payment from Vertex in the first quarter of 2023, as well as a payment received for a research milestone achieved from Vertex in the second quarter of 2023. Additionally, non-cash expense decreased by $37.5 million, primarily related to a decrease in stock-based compensation expense and other non-cash items, while net changes of operating assets and liabilities decreased $41.1 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $456.1 million, compared to net cash used in investing activities of $83.1 million for the nine months ended September 30, 2022. The change from a net cash used in investing activities to a net cash provided by investing activities was primarily driven by a net increase in maturities of our marketable securities, offset by a reduction of property and equipment purchases.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $23.7 million, compared with $36.1 million for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 consisted of option exercise proceeds, net of issuance costs.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $1,739.8 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 7, 2023, Dr. Phuong Khanh Morrow, our Chief Medical Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) with respect to the sale of up to an aggregate of 94,699 common shares of the Company pursuant to the terms of such trading plan, inclusive of common shares that will be mandated to be sold by the Company's RSU Settlement Policy to cover any tax withholding obligation in connection with the vesting of certain restricted stock units. Dr. Morrow's Rule 10b5-1 trading arrangement is active through November 15, 2024.

On September 15, 2023, Dr. Samarth Kulkarni, our Chief Executive Officer and Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement with respect to the sale of up to an aggregate of 129,582 common shares of the Company pursuant to the terms of such trading plan. Dr. Kulkarni's Rule 10b5-1 trading arrangement is active through May 1, 2024.

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

CRISPR Therapeutics AG

Dated: November 6, 2023	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2023	By:	/s/ Raju Prasad
Raju Prasad
Chief Financial Officer
(Principal Financial Officer)