Form 10-K
period 2023-12-31
CRISPR Therapeutics AG
filed 2024-02-21
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $4.1 billion, based on the closing price on the Nasdaq Global Market of the Registrant’s common shares on June 30, 2023 (the last trading day of the Registrant’s second fiscal quarter of 2023).

The number of the Registrant’s common shares outstanding as of February 16, 2024 was 80,275,950.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual General Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Report.

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
•
Our CRISPR/Cas9 gene editing product candidates are based on a relatively new gene editing technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. There have only been a limited number of clinical trials of product candidates based on gene editing technology.
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
•
If any of the product candidates we may develop or administration processes we rely on cause undesirable side effects, it could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
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
•
The commercial success of any of our products or product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
•
We face significant competition in the biotechnology and pharmaceutical industries.
•
We have partnered with Vertex Pharmaceuticals Incorporated, or Vertex, on our lead program CASGEVY; Vertex has significant control over the CASGEVY program.
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

Throughout this Annual Report on Form 10-K, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries; “our board of directors” refers to the board of directors of CRISPR Therapeutics AG; and we generally refer to CASGEVY (exagamglogene autotemcel [exa-cel]), formerly CTX001, as "CASGEVY".

“CRISPR Therapeutics®” standard character mark and design logo, “CRISPRXTM,” “CRISPR TXTM,” “CTX112TM,” “CTX131TM,” “CTX310TM,” “CTX320TM,” “CTX330TM,” and “CTX211TM” are trademarks and registered trademarks of CRISPR Therapeutics AG. The CASGEVY™ word mark and design are trademarks of Vertex Pharmaceuticals Incorporated. All other trademarks and registered trademarks contained in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

Special Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the safety, efficacy and clinical progress of various clinical programs, including those for CASGEVY, CTX112, CTX131, CTX211, CTX310 and CTX320;
•
plans and expectations for the commercialization of, and anticipated benefits of, CASGEVY, including the anticipated patient population eligible for CASGEVY in the United States and plans for patient access to CASGEVY, as well as timelines for and expectations regarding additional regulatory agency decisions regarding CASGEVY;
•
the status of clinical trials, including development timelines and discussions with regulatory authorities related to product candidates under development by us and our collaborators;
•
the initiation, timing, progress and results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and Investigational New Drug application-enabling studies;
•
the actual or potential benefits of regulatory designations, such as orphan drug, fast track and regenerative medicine advanced therapy in the United States or such European equivalents, including the PRIority MEdicines, or PRIME, designation;
•
our ability to advance product candidates into, and successfully complete, clinical trials;
•
the size and growth potential of the markets for our product candidates and our ability to serve those markets;
•
the rate and degree of market acceptance of our product candidates and the success of competing therapies that are or become available;
•
our efforts to establish internal manufacturing capabilities and operation of our cell therapy manufacturing facility;
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

PART I

Item 1. Business.

BUSINESS

Overview

We are a leading gene editing company focused on the development of CRISPR/Cas9-based therapeutics. CRISPR/Cas9 is a revolutionary technology for gene editing, the process of precisely altering specific sequences of genomic DNA. We aim to apply this technology to disrupt, delete, correct and insert genes to treat genetic diseases and to engineer advanced cellular therapies. We have advanced this technology from discovery to an approved medicine with unparalleled speed, culminating in the landmark first approval of a CRISPR-based therapy, CASGEVY (exagamglogene autotemcel [exa-cel]), in 2023 with our collaborators at Vertex Pharmaceuticals Incorporated, or Vertex. We believe that the combination of our technology, research and development capabilities, and proven ability to execute may enable us to create an entirely new class of highly effective and potentially curative therapies for patients with both rare and common diseases for whom current biopharmaceutical approaches have had limited success.

The use of CRISPR/Cas9 for gene editing was co-invented by one of our scientific founders, Dr. Emmanuelle Charpentier, the Acting and Founding Director of the Max Planck Unit for the Science of Pathogens in Berlin, Germany. Dr. Charpentier and her collaborators published work elucidating the mechanism by which the Cas9 endonuclease, a key component of CRISPR/Cas9, can be programmed to cut double-stranded DNA at specific locations. Dr. Charpentier and her collaborator, Dr. Jennifer Doudna of the University of California, Berkeley, shared the 2020 Nobel Prize in Chemistry for their groundbreaking work. We acquired exclusive rights to intellectual property encompassing CRISPR/Cas9 and related technologies from Dr. Charpentier and continue to strengthen our intellectual property estate through our own research and additional in-licensing efforts, furthering our leadership in gene editing therapeutics.

We have established a portfolio of therapeutic programs spanning four core franchises:

•
Hemoglobinopathies: Our most advanced program, CASGEVY, has received approval in the United States and other countries for the treatment of eligible patients with severe sickle cell disease, or SCD, or transfusion-dependent beta thalassemia, or TDT, two genetic disorders of hemoglobin, or hemoglobinopathies, with high unmet medical need. In addition, we have further research efforts on targeted conditioning and in vivo editing of hematopoietic stem cells that have the potential to expand the number of patients that could benefit significantly.
•
Immuno-oncology and autoimmune: We are progressing multiple next-generation gene-edited cell therapy programs, including allogeneic chimeric antigen receptor T cell, or CAR T, candidates for the treatment of hematological and solid tumor cancers and autoimmune diseases.
•
In vivo approaches: We are advancing a portfolio of programs leveraging in vivo editing for both common and rare diseases, starting with the treatment and prevention of cardiovascular disease.
•
Type 1 diabetes: We have multiple parallel efforts using allogeneic, gene-edited, hypoimmune, stem cell-derived beta cells to address type 1 diabetes, or T1D, without the need for chronic immunosuppression.

Depending on the program, we take either an ex vivo approach, in which we edit cells outside of the human body before administering them to the patient, or an in vivo editing approach, where we deliver the CRISPR-based therapeutic directly to target cells within the human body. In addition, we continue to innovate on our platform to develop next-generation technologies that can enable new therapies. Through these efforts, we aim to unlock the full potential of CRISPR/Cas9 to create medicines that can transform the lives of patients.

Our mission is to create transformative gene-based medicines for serious human diseases. We believe that our innovative research, translational expertise, and clinical development experience, position us as a leader in the development of CRISPR-based therapeutics.

Hemoglobinopathies

CASGEVY is a non-viral, ex vivo CRISPR/Cas9 gene-edited cell therapy, in which a patient’s own hematopoietic stem and progenitor cells are edited at the erythroid specific enhancer region of the BCL11A gene through a precise double-strand break. This edit results in the production of high levels of fetal hemoglobin in red blood cells, which can compensate for the defective adult hemoglobin in patients with SCD and TDT. CASGEVY is the first therapy to emerge from our strategic partnership with Vertex and is being advanced under a joint development and commercialization agreement between us and Vertex and certain of its affiliates.

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, Europe, Great Britain, Saudi Arabia, and Bahrain for the treatment of eligible patients 12 years and older with SCD or TDT. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

Immuno-Oncology and Autoimmune

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. We are advancing several cell therapy programs for oncology and/or autoimmune indications, including two next-generation allogeneic CAR T programs, CTX112 targeting CD19 and CTX131 targeting CD70. These product candidates incorporate two novel gene edits—knock-out of Regnase-1 and knock-out of transforming growth factor-beta receptor type 2, or TGFBR2—designed to enhance CAR T potency and reduce CAR T exhaustion. Emerging pharmacology data, including pharmacokinetics, from ongoing clinical trials of CTX112 and CTX131, indicate that the novel potency gene edits lead to significantly higher CAR T cell expansion and functional persistence in patients compared to our first-generation candidates that did not incorporate these edits. In addition, the next-generation candidates exhibit increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch. We are producing CTX112 and CTX131 for clinical trials at our internal GMP manufacturing facility.

CTX112 is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy. In addition, we plan to initiate a clinical trial of CTX112 in systemic lupus erythematosus in the first half of 2024, with the potential to expand into additional autoimmune indications in the future. CTX131 is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory solid tumors. In addition, we plan to expand trials of CTX131 into hematologic malignancies, including T- and B-cell malignancies.

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases as well as many common diseases. We have established a leading platform for in vivo gene editing and are rapidly advancing a broad portfolio of in vivo programs. Our first in vivo programs target the liver, taking advantage of validated lipid nanoparticle, or LNP, delivery technologies, and aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association. For example, our first two in vivo programs, CTX310 and CTX320, aim to address cardiovascular disease by disrupting the validated targets angiopoietin-like protein 3, or ANGPTL3, and lipoprotein (a), or Lp(a), respectively. We have initiated Phase 1 clinical trials for both CTX310 and CTX320. Building upon CTX310 and CTX320, we have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both rare and common diseases. In addition, we have programs focused on gene correction in the liver, including programs leveraging technologies developed by our CRISPR-X research team. Finally, we are pursuing additional delivery technologies, including further advancements to nanoparticle technology and adeno-associated virus, or AAV, vectors, for delivery to tissues beyond the liver, including hematopoietic stem cells.

Type 1 Diabetes

We are advancing a series of programs focused on the development of gene-edited stem cell-derived therapies for the treatment of T1D. We believe our gene editing capabilities have the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without the need for long-term immunosuppression. We have three parallel efforts to achieve this goal. First, our most advanced product candidate, CTX211, is an allogeneic, gene-edited, hypoimmune, stem cell derived product candidate in a device that is implanted into patients and intended to produce insulin in a glucose-dependent manner. This program, formerly known as VCTX211, originated from our collaboration with ViaCyte, Inc., a subsidiary of Vertex, and was developed by applying our gene editing technology to ViaCyte’s proprietary stem cell capabilities. CTX211 is being investigated in an ongoing Phase 1/2 clinical trial designed to assess the safety, tolerability and efficacy of CTX211 in adult patients with T1D. Second, we have research efforts focused on a deviceless beta cell replacement approach consisting of unencapsulated beta cells derived from edited stem cells. Third, we have granted a non-exclusive license to certain of our CRISPR/Cas9 intellectual property to Vertex to accelerate Vertex’s development of hypoimmune cell therapies for T1D, for which we received $170 million in upfront and milestone payments in 2023 and remain eligible to receive additional research and development milestones and royalties on future products.

CRISPR-X

While we have made significant progress with our current portfolio of programs, we recognize that we need to continue to innovate to unlock the full power of gene editing and bring potentially transformative therapies to even more patients. We have a dedicated early-stage research team called CRISPR-X that focuses on innovating next-generation editing modalities. CRISPR-X is developing technologies to enable whole gene correction and insertion without requiring homology-directed repair or viral delivery of DNA, such as all-RNA gene correction, non-viral delivery of DNA and novel gene insertion techniques.

Partnerships

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and to accelerate programs by accessing specific technologies and/or disease-area expertise. For additional information regarding certain of these partnerships, please see “Business—Strategic Partnerships and Collaborations.”

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex pursuant to which, among other things, we are co-developing and co-commercializing CASGEVY for TDT and SCD. In April 2021, we and Vertex amended and restated our existing joint development and commercialization agreement, pursuant to which, among other things, we will continue to develop and commercialize CASGEVY for TDT and SCD in partnership with Vertex. We also entered into a strategic collaboration and license agreement with Vertex in June 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1 and, in March 2023, we entered into a non-exclusive license agreement with Vertex for Vertex to utilize our gene editing technology in diabetes.

ViaCyte. We entered into a research and collaboration agreement in September 2018 with ViaCyte to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes, and in July 2021, we entered into a joint development and commercialization agreement with ViaCyte, or the ViaCyte JDCA. In connection with entering into the ViaCyte JDCA, our existing research collaboration agreement with ViaCyte expired in accordance with its terms. In the third quarter of 2022, Vertex announced it had acquired ViaCyte and the rights to the ViaCyte Collaboration Field, and in March 2023, we entered into an amendment to the ViaCyte JDCA pursuant to which, among other things, we adjusted certain rights and obligations of the parties thereunder. In December 2023, ViaCyte elected to opt-out of the collaboration with us for the co-development and co-commercialization of gene-edited stem cell therapies for the treatment of diabetes. Per the opt-out terms, once the opt-out is complete, the on-going collaboration assets will be wholly owned by us, subject to a royalty on future sales owed to ViaCyte. The opt-out became effective in early February 2024. The ViaCyte collaboration assets include CTX211 (formerly VCTX211), an allogeneic, gene-edited, hypoimmune, stem cell derived product candidate in a device that is implanted into patients and intended to produce insulin in a glucose-dependent manner. We are continuing to advance a Phase 1 clinical trial for CTX211 for the treatment of T1D.

Other Partnerships. We have entered into a number of additional collaborations and license agreements to support and complement our hematopoietic stem cell, immuno-oncology and autoimmune, in vivo and T1D programs and platform, including agreements with: Nkarta, Inc., or Nkarta, to develop and commercialize products leveraging donor-derived, gene-edited CAR-NK cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered AAV, vectors; Roswell Park Comprehensive Cancer Center to advance a gene-edited autologous CAR T program against a new target; MaxCyte, Inc. on ex vivo delivery for our hemoglobinopathy and immuno-oncology programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics, Inc. on intellectual property for our allogeneic immuno-oncology programs.

Gene Editing Background

There are thousands of diseases caused by aberrant DNA sequences. Traditional small molecule and biologic therapies have had limited success in treating many of these diseases because they fail to address the underlying genetic causes. Newer approaches, such as RNA therapeutics and viral gene therapy, more directly target the genes related to disease, but each has clear limitations. RNA-based therapies, such as mRNA and siRNA, face challenges with repeat dosing and related toxicities. Non-integrating viral gene therapy platforms, such as AAV, may have limited durability because they do not permanently change the genome and have limited efficacy upon re-administration due to resulting immune responses. Integrating viral gene therapy platforms, such as lentivirus, permanently alter the genome but do so randomly, which leads to the potential for undesirable mutations. Additionally, cells may recognize the transduced genes as foreign and respond by reducing their expression, limiting their efficacy. Thus, while our understanding of genetic diseases has increased since the mapping of the human genome, our ability to treat them effectively has been limited.

We believe gene editing has the potential to enable a next generation of therapeutics and provide potentially curative therapies to many genetic diseases through precise gene modification. Furthermore, the ability to alter DNA sequences precisely has applications beyond the treatment of genetic diseases. CRISPR/Cas9 gene editing could also enable the engineering of cell-based therapies to make them more efficacious, safer and available to a broader group of patients. Cell therapies have already begun to make a meaningful impact in certain diseases and gene editing could help accelerate that progress across diverse disease areas, including oncology, autoimmune diseases and diabetes.

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

The CRISPR/Cas9 Technology

CRISPR/Cas9 stands for Clustered Regularly Interspaced Short Palindromic Repeats (CRISPR)/CRISPR-associated protein 9 (Cas9) and evolved as a naturally occurring defense mechanism that protects bacteria against viral infections. Dr. Charpentier and her collaborators elucidated this mechanism and developed ways to adapt and simplify it for use in gene editing. In recognition of this groundbreaking work, Dr. Charpentier was awarded the 2020 Nobel Prize in Chemistry along with her collaborator, Dr. Jennifer Doudna of the University of California, Berkeley. The CRISPR/Cas9 technology they described consists of three basic components: Cas9, CRISPR RNA, or crRNA, and trans-activating CRISPR RNA, or tracrRNA. Cas9, in combination with these two RNA molecules, is described as “molecular scissors” that can make specific cuts and edits in selected double-stranded DNA.

Dr. Charpentier and her collaborators further simplified the system for use in gene editing by combining the crRNA and tracrRNA into a single RNA molecule called a guide RNA, or gRNA. The gRNA binds to Cas9 and can be programmed to direct the Cas9 enzyme to a specific DNA sequence based on Watson-Crick base pairing rules. The CRISPR/Cas9 technology can be used to make cuts in DNA at specific sites of targeted genes, providing a powerful tool for developing gene editing-based therapeutics.

Once the DNA is cut, the cell uses naturally occurring DNA repair mechanisms to rejoin the cut ends. If a single cut is made, a process called non-homologous end joining can result in the addition or deletion of base pairs, disrupting the original DNA sequence and causing gene inactivation. A larger fragment of DNA can also be deleted by using two gRNAs that target separate sites. After cleavage at each site, non-homologous end joining unites the separate ends, deleting the intervening sequence. Alternatively, if a DNA template is added alongside the CRISPR/Cas9 machinery, the cell can correct a gene or even insert a new gene through a process called homology-directed repair.

CRISPR/Cas9 gene editing

Given the versatility of CRISPR/Cas systems, multiple groups have developed new technologies based on CRISPR/Cas9, such as base editing and prime editing. While still nascent, such new CRISPR-based technologies could have advantages in select disease applications. As a result, we have continued to invest in broadening our CRISPR platform so we can employ a variety of technologies as appropriate. We believe that CRISPR/Cas9 will form the basis of an entirely new class of therapeutics with the potential to treat both rare and common diseases. To turn this promise into reality, we have built a broad and diversified pipeline of product candidates leveraging CRISPR/Cas9 gene editing.

Our Pipeline

The following table summarizes the status of our product development pipeline:

Hemoglobinopathies

Hemoglobinopathies are a diverse group of inherited blood disorders that result from variations in the synthesis or structure of hemoglobin. Our lead program in hemoglobinopathies, CASGEVY, is the first-ever approved CRISPR-based gene-editing therapy in the world. It is the first therapy to emerge from our strategic partnership with Vertex and is being advanced under a joint development and commercialization agreement, with Vertex leading commercialization. CASGEVY has received approvals in the United States and multiple other countries worldwide for the treatment of eligible patients with SCD or TDT. SCD and TDT are caused by mutations in the gene encoding the beta globin protein. Beta globin is an essential component of hemoglobin, a protein in red blood cells that delivers oxygen and removes carbon dioxide throughout the body.

CASGEVY (exagamglogene autotemcel [exa-cel])

CASGEVY is a non-viral, ex vivo CRISPR/Cas9 gene-edited cell therapy, in which a patient’s own hematopoietic stem and progenitor cells, or HSPCs, are edited at the erythroid specific enhancer region of the BCL11A gene through a precise double-strand break. This edit results in the production of high levels of fetal hemoglobin, or HbF; hemoglobin F, in red blood cells. HbF is the form of the oxygen-carrying hemoglobin that is naturally present during fetal development, which then switches to the adult form of hemoglobin after birth.

This HbF upregulation approach mimics a phenomenon observed in natural human genetics. In most patients with SCD or TDT, HbF disappears in infancy, at which point the symptoms of the disease begin to manifest. However, some patients have elevated levels of HbF that persist into adulthood, a condition known as hereditary persistence of fetal hemoglobin, or HPFH. These patients are often asymptomatic or experience much milder forms of disease because elevated HbF compensates for the defective adult hemoglobin. This protective HPFH condition has been shown to result from specific changes to these individuals’ genomic DNA, including in regions associated with genetic regulatory elements that control the expression levels of the globin genes, such as BCL11A. We chose to pursue this HbF upregulation strategy—rather than directly correcting the mutated beta globin gene—given the efficiency and consistency of the editing approach involved, the ability of this approach to counteract a wide variety of different beta globin mutations, including patients with TDT, and the natural history data supporting absence of symptoms in patients with HPFH.

Relationship between level of HbF and morbidity in sickle cell disease and beta thalassemia

Patients treated with CASGEVY first undergo a treatment that mobilizes a population of HSPCs, from the bone marrow into the bloodstream. Blood cells are collected from the patient’s bloodstream and transferred to a manufacturing facility where the HSPCs are sorted and CRISPR/Cas9 gene-editing is performed. Following manufacturing, the edited cells, now called CASGEVY, are transferred back to the clinical site. Patients are preconditioned with a treatment that ablates their bone marrow prior to infusion of CASGEVY.

On December 8, 2023, the FDA approved CASGEVY for the treatment of SCD in patients 12 years and older with recurrent vaso-occlusive crises, or VOCs, and on January 16, 2024, the FDA approved CASGEVY for the treatment of patients 12 years and older with TDT. Also , CASGEVY has been granted conditional approval by the European Commission for patients 12 years of age and older with SCD characterized by recurrent VOCs for whom hematopoietic stem cell (HSC) transplantation is appropriate and a human leukocyte antigen (HLA)-matched related HSC donor is not available and for patients 12 years of age and older with TDT for whom hematopoietic stem cell transplantation is appropriate and an HLA-matched related HSC donor is not available. CASGEVY has also been granted conditional marketing authorization in Great Britain by the U.K. Medicines and Healthcare products Regulatory Agency, in the Kingdom of Saudi Arabia by the Saudi Food and Drug Agency and in Bahrain by the National Health Regulatory Authority for patients 12 years of age and older with SCD characterized by recurrent VOCs or TDT, for whom HSC transplantation is appropriate and an HLA-matched related HSC donor is not available.

We and Vertex continue to investigate CASGEVY, including (1) three clinical trials designed to assess the safety and efficacy of a single dose of CASGEVY in patients ages 12 to 35 with severe SCD and TDT, respectively, (2) two clinical trials in patients 5 to 11 years of age, one in severe SCD and a second in TDT, and (3) long-term follow-up clinical trials designed to follow participants for up to 15 years after CASGEVY infusion. CASGEVY safety data presented to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning. Efficacy data presented to date support the profile of CASGEVY as a potential one-time functional cure for people with severe SCD and TDT.

SCD: VOC-free and No In-patient Hospitalizations for VOCs Achieved Out to 45.5 Months

TDT: Transfusion Independence Achieved Out to 45 Months

Beta Thalassemia

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

The most common treatment for beta thalassemia is chronic blood transfusions. Transfusion-dependent patients typically receive transfusions every two to four weeks and chronic administration of blood often leads to elevated levels of iron in the body, which can cause organ damage over a relatively short period of time. Patients often undergo phlebotomy or are given iron chelators, or medicines to reduce iron levels in the blood, which are associated with their own significant toxicities. In developing countries, where chronic transfusions are not available, most patients die in early childhood. Also, a disease-modifying therapy for beta thalassemia, Reblozyl (luspatercept-aamt), received FDA approval in 2019.

A potentially curative therapy for beta thalassemia is allogeneic hematopoietic stem cell transplant, or allo-HSCT, but few patients elect to have this procedure given its associated morbidity and mortality and the lack of matched and willing donors. Another option is Zynteglo (betibeglogene autotemcel), an ex vivo autologous lentiviral gene therapy developed by bluebird bio, which the FDA approved for the treatment of certain patients with TDT in August 2022.

Sickle Cell Disease

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

As with beta thalassemia, in regions where medical infrastructure can support it, standard treatment for patients with SCD who have high levels of hemolysis involves chronic blood transfusions, which has the same associated risks of iron overload and toxicities associated with chelation therapy. The FDA and/or EMA have approved several disease-modifying therapies for SCD as well, including hydroxyurea, Adakveo (crizanlizumab-tmca) and Oxbryta (voxelotor).Prior to December 2023, the only curative option was Allo-HSCT which is often avoided given the significant risk of transplant-related morbidity and mortality in these patients and the lack of matched and willing donors. In December 2023, the FDA approved Lyfgenia (lovotibeglogene autotemcel), an ex vivo autologous lentiviral gene therapy developed by bluebird bio, which carries a boxed warning for hematologic malignancy.

Next-generation Efforts

Building upon CASGEVY, we are pursuing next-generation efforts in targeted conditioning regimens, which could offer benefits over the myeloablative busulfan conditioning regimen currently used with CASGEVY, and for in vivo editing of hematopoietic stem cells. Either of these efforts could broaden the number of patients that can benefit from our therapies.

Immuno-Oncology and Autoimmune

Interest in the oncology community has grown rapidly in the field of immuno-oncology, or treatments that harness the immune system to attack cancer cells. Engineered immune cell therapy is one such approach, in which immune system cells such as T cells are genetically modified to enable them to recognize and attack cancerous cells.

Engineered cell therapy has demonstrated encouraging results leading to multiple approvals for autologous, or patient-derived, CAR T products. These cell therapies require unique products to be created for each patient treated, an approach that has in the past proven challenging and cost prohibitive in the field of oncology. This bespoke manufacturing process takes time during which a patient’s disease can progress and sometimes fails to produce a viable product at all. Additionally, these versions of engineered cell therapies appear limited in their ability to treat solid tumors and have demonstrated a high rate of toxicities that require complicated management protocols. In contrast, allogeneic, or donor-derived, engineered T-cell therapies can be manufactured ahead of time and administered “off-the-shelf,” enabling immediate availability, improved access, simpler logistics, greater consistency since each batch yields many doses, and re-dosing.

We expect that the cellular engineering strategies that are ultimately successful in immuno-oncology will involve multiple genetic modifications, an application for which we believe CRISPR/Cas9 will play a central role. While other gene editing platforms could potentially be used for these purposes, CRISPR/Cas9 is particularly well-suited for multiplexed editing, which is the modification and/or insertion of multiple genes within a single cell. Gene editing techniques that require different protein enzymes for each genetic modification may be limited in the number of edits they can make concurrently due to efficiency, cytotoxicity and/or manufacturing challenges. In contrast, CRISPR/Cas9 has the potential to efficiently make multiple edits using a single Cas9 protein and multiple small gRNA molecules.

In our immuno-oncology cell therapies, we are using the multiplexing ability of CRISPR/Cas9 both to enable allogeneic administration and to introduce additional genetic edits that aim to improve the efficacy profile of these product candidates. Furthermore, we are leveraging our CRISPR platform to enable a process of continuous innovation in which we incorporate incremental edits into next-generation products to try to increase treatment benefit further. We continue to expand our multiplexing capabilities to help us realize the full potential of engineered cell therapy in immuno-oncology across all tumor types, including solid tumors.

In addition, multiple groups have begun to demonstrate the utility of CAR T therapy for the treatment of various autoimmune diseases, including systemic lupus erythematosus, or SLE. Specifically, CD19-directed autologous CAR T cells have produced durable remissions in early clinical studies. Allogeneic CAR T therapy has the potential to provide similar results with several potential advantages, including increased scalability, dramatically decreased cost of goods, reduced risk of toxicities and an improved patient experience with no need for apheresis. Autoimmune disease could represent a large additional opportunity for our allogeneic CAR T cell programs.

Next-generation Allogeneic CAR T Candidates

We are advancing two next-generation, investigational, gene-edited, healthy donor-derived allogeneic CAR T product candidates in clinical trials: CTX112 targeting CD19 and CTX131 targeting CD70. These next-generation candidates build upon our first-generation programs and reflect our mission of innovating continuously to bring potentially transformative medicines to patients as quickly as possible. Those first-generation allogeneic CAR T candidates, CTX110 and CTX130, provided important proof of concept that allogeneic CAR T cells can produce durable remissions following a standard lymphodepletion regimen. In addition, the first-generation programs demonstrated a well-tolerated safety profile. Preliminary data from ongoing clinical trials of CTX112 and CTX131, suggest that these candidates may improve upon the clinical profile of CTX110 and CTX130. Emerging pharmacology data, including pharmacokinetics, indicate that the novel potency gene edits in CTX112 and CTX131 lead to significantly higher CAR T cell expansion and functional persistence in patients compared to the first-generation candidates. In addition, the next-generation candidates exhibit increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch. We are producing CTX112 and CTX131 for clinical trials at our internal GMP manufacturing facility.

CTX112 and CTX131 each incorporate two novel gene edits, leveraging the fact that our CRISPR/Cas9 platform enables us to innovate continuously by incorporating additional edits into next-generation products. These edits—knock-out of Regnase-1 and knock-out of transforming growth factor-beta receptor type 2, or TGFBR2—have the potential to enhance CAR T potency and reduce CAR T exhaustion. Editing Regnase-1 removes an intrinsic “brake” on T cell function while editing TGFBR2 removes a key extrinsic “brake” on T cell anti-tumor activity. We identified this combination of edits through systematic screening of dozens of new and previously described genes. In preclinical studies, these edits synergistically improved potency approximately 10-fold compared to the first-generation candidates, as shown below for CTX131 versus CTX130 in a renal cell carcinoma xenograft model.

Regnase-1 and TGFBR2 Edits Increase Potency Approximately 10-fold

In total, to generate CTX112 and CTX131 we make five and six modifications, respectively, to T cells taken from healthy donors using our gene editing technology:

1.
Elimination of the T-cell receptor, or TCR, to reduce the risk of Graft versus Host Disease, or GvHD.
2.
Site-specific insertion of a CD19-directed CAR (for CTX112) or CD70-directed CAR (for CTX131) into the TRAC locus.
3.
Removal of the class I major histocompatibility complex, MHC I, from the cell surface to improve the persistence of the CAR T cells in an “off-the-shelf” setting.
4.
Disruption of Regnase-1 to increase functional persistence, cytokine secretion and sensitivity, and effector function.
5.
Disruption of TGFBR2 to reduce tumor microenvironment inhibition of multiple CAR T cell functions.
6.
For CTX131 only, knock-out of CD70 to prevent CAR T cell fratricide and further increase potency.

Our Next-Generation CRISPR Gene-edited Allogeneic CAR T Chassis

We believe this approach will have advantages over other allogeneic CAR T products in development that semi-randomly insert the CAR using an integrating virus and do not include edits to increase potency.

CTX112

We are investigating CTX112 in an ongoing clinical trial designed to assess the safety and efficacy of CTX112 in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy. In this trial, we use a standard lymphodepletion regimen consisting of cyclophosphamide (500 mg/m2) and fludarabine (30 mg/m2) for three days.

In preclinical studies, CTX112 significantly extended survival in a mouse model when compared to either untreated mice, mice treated with CTX110, or mice treated with CAR T cells bearing the Regnase-1 or TGFBR2 edits individually, as shown in the figure below.

Treatment with CTX112 Leads to Extended Survival in Nalm6-Luc Mice

In addition, we plan to initiate a clinical trial of CTX112 in SLE, with the potential to expand into additional autoimmune indications in the future. The autologous CAR T cells used successfully in SLE to this point appear to cause a B cell “reset” following deep B cell depletion whereby reconstituted B cells do not express high levels of autoantibodies. We believe that CTX112 has the potential to produce a similar B cell “reset” based on clinical data from our first-generation program, CTX110, showing deep B cell depletion in patients with B cell malignancies, as shown in the figure below.

B cell Depletion Following CTX110 Infusion Among Patients with Detectable B cells at Baseline

1000
500
300
200
100
0
Cells/uL
-5
0
5
10
15
20
25
30
Days
T cells
NK cells
B cells

Median time to B cell recovery: 178 days (range: 44-465); N=9

CTX131

We are advancing CTX131 for the potential treatment of both solid tumors and certain hematologic malignancies. Several cancers express CD70, including renal cell carcinoma, glioblastoma, pancreatic, lung and ovarian cancers, non-Hodgkin’s lymphoma and certain T-cell lymphomas, while normal tissues do not express or show extremely limited expression of CD70.

We are investigating CTX131 in an ongoing clinical trial designed to assess the safety and efficacy of CTX131 in adult patients with relapsed or refractory solid tumors. In this trial, we use a standard lymphodepletion regimen consisting of cyclophosphamide (500 mg/m2) and fludarabine (30 mg/m2) for three days. In addition, we plan to expand trials of CTX131 into hematologic malignancies, including T- and B-cell malignancies.

In preclinical studies, CTX131 showed robust activity, eliminating xenograft models of lung and renal cell carcinoma in all mice treated, both initially and upon multiple re-challenges, as shown in the figure below.

CTX131 Eliminates Three Different Xenograft Tumor Models in Succession without Exhaustion

Additional candidates

We are advancing several additional CAR T product candidates against new targets. For one such candidate, we have developed an innovative partnership model with a leading cancer center, Roswell Park Comprehensive Cancer Center, or Roswell Park, to validate the novel target glypican-3, or GPC3, in the clinic. With Roswell Park, we are advancing a gene-edited, autologous CAR T candidate targeting GPC3, expressed in hepatocellular carcinoma. Roswell Park will conduct manufacturing and a first-in-human clinical trial, while we retain commercial rights. This structure will enable us to assess the safety and activity of this gene-edited product candidate rapidly. Based on the clinical results, we can choose to continue advancing the autologous program internally or develop an allogeneic version to expand the opportunity further.

In addition, multiple groups have begun to explore the use of other immune cells, such as natural killer, or NK, cells, in immuno-oncology therapy. To expand our efforts in gene-edited immune cell therapy beyond T cells, we formed a collaboration with Nkarta that brings together our gene editing technology and cell therapy expertise with Nkarta’s leading NK cell discovery, development and manufacturing capabilities. We and Nkarta are co-developing and co-commercializing product candidates incorporating donor-derived, gene-edited CAR-NK cell product candidates, one of which targets CD70.

In Vivo Approaches

We have established a leading platform for in vivo gene editing and are rapidly advancing a broad portfolio of in vivo programs. In vivo gene editing, or delivery of a CRISPR/Cas9-based therapeutic directly to tissues within the human body, could enable the treatment of many rare and common diseases, including those difficult to address with ex vivo approaches.

Our lead in vivo programs target the liver and take advantage of the clinically established and validated lipid nanoparticle, or LNP, delivery technologies now available. LNPs have several advantages that make them well-suited for delivering CRISPR/Cas9 in vivo, including efficient and safe delivery to the liver, large cargo size and transient cargo expression. Our first programs in the liver aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association. For example, our two clinical programs, CTX310 and CTX320, aim to address cardiovascular disease by disrupting the validated targets ANGPTL3 and lipoprotein (a), or Lp(a), respectively.

Beyond the liver, for delivery to hematopoietic stem cells and other extrahepatic tissues, we are pursuing multiple delivery technologies, including LNPs, further advancements to nanoparticle technology and AAV vectors. Through internal efforts and external collaborations, we are developing new delivery modalities to support future in vivo therapeutics.

Cardiovascular and Dyslipidemia Programs

Cardiovascular disease, or CVD, is the leading cause of death globally, accounting for close to one third of all deaths, or nearly 20.5 million people, in 2021. CVD includes heart failure, stroke, atherosclerotic cardiovascular disease, or ASCVD, aortic valve calcification and more. Dyslipidemias are a leading cause of CVD. Dyslipidemias are characterized by abnormally high levels of lipids, including cholesterol, lipoproteins and triglycerides, in the bloodstream. Three of the most common dyslipidemias are hypercholesterolemia, hypertriglyceridemia and elevated Lp(a). Today’s chronic care treatment model of CVD involves daily medication, weekly injection, multiple infusions annually and/or surgical interventions. This model places a heavy burden on patients and the healthcare system. Adherence to lipid-lowering therapy remains a major challenge, and over 80% of people with very high cardiovascular risk do not reach low density lipoprotein, cholesterol, or LDL-C target goal.

We aim to transform the treatment paradigm for CVD by developing one-time in vivo editing therapies that can durably lower levels of atherogenic lipoproteins for a patient’s lifetime. To do so, we aim to disrupt genes like ANGPTL3 that when dysfunctional or inhibited result in lower levels of key lipoproteins and improved cardiovascular outcomes based on studies of natural human genetics and other therapeutic modalities. By recapitulating this benefit, we believe that our therapies have the potential to minimize or eliminate the need for additional treatments and improve long-term cardiovascular outcomes for both patients with severe genetic dyslipidemias and much larger ASCVD patient populations.

CTX310

Our lead in vivo product candidate, CTX310, targets the gene encoding angiopoietin-related protein 3, or ANGPTL3, for the treatment and prevention of CVD. ANGPTL3 plays an important role in lipid metabolism by inhibiting an enzyme called lipoprotein lipase, or LPL. LPL is the main enzyme that breaks down triglyceride-enriched lipoproteins like chylomicrons, very low density lipoprotein, or VLDL, and LDL. By preventing LPL from hydrolyzing these lipoproteins, ANGPTL3 activity increases the level of circulating triglycerides. Reducing ANGPTL3 expression by disrupting the ANGPTL3 gene increases LPL expression and thereby reduces triglyceride-rich lipoproteins, as well as LDL-C. This mechanism has been validated through natural history studies, as individuals with natural loss-of-function variants of ANGPTL3 have lower triglyceride levels, lower LDL-C levels, and a lower risk of coronary artery disease. CTX310, which consists of messenger RNA encoding Cas9 and a gRNA targeting ANGPTL3 delivered via LNP, aims to recapitulate this effect by disrupting the ANGPTL3 gene. CTX310 has been shown to decrease ANGPTL3 protein levels by nearly 90% in non-human primates, or NHPs, leading to a greater than 50% reduction in serum triglycerides. We have initiated a Phase 1 clinical trial for CTX310 in mixed dyslipidemia, homozygous familial hypercholesterolemia, or HoFH, heterozygous familial hypercholesterolemia, or HeFH, and severe hypertriglyceridemia, or SHTG.

A single dose of CTX310 durably reduced ANGPTL3 and triglycerides in NHPs out to 1 year

CTX320

Our second in vivo product candidate, CTX320, targets another protein associated with CVD: Lp(a). Lp(a) is a lipoprotein consisting of an LDL-like particle covalently bound to a protein called apolipoprotein(a), or apo(a). Lp(a) transports cholesterol in the blood and is highly atherogenic. It can infiltrate and bind to components of the extracellular matrix in the inner layers of the aortic valve and other areas of the circulatory system, resulting in increases in inflammation and fatty deposits that over time lead to a weakened aortic valve and other serious symptoms contributing to CVD. Lp(a) is its own independent risk factor for CVD. High concentrations of Lp(a), as well as genetic variants associated with high Lp(a) concentrations, are both associated with CVD. Elevated levels of Lp(a) above 50 mg/dL are directly associated with aortic valve calcification disease, or AVCD. Up to 20% of adults in the United States have Lp(a) levels above 50 mg/dL and over 1 million adults in the United States have AVCD. Additionally, 30% of patients with familial hypercholesterolemia have elevated Lp(a) levels. To date, there are no Lp(a) lowering therapies approved by the FDA. CTX320 consists of a gRNA targeting LPA, the gene encoding apo(a), and messenger RNA encoding Cas9 delivered via LNP. By reducing levels of apo(a), CTX320 should reduce plasma levels of Lp(a) substantially, as supported by preclinical data showing that treatment with CTX320 decreases Lp(a) levels by over 90% in NHPs. We have initiated a Phase 1 clinical trial for CTX320 in ASCVD with elevated Lp(a).

A single dose of CTX320 durably reduced Lp(a) in NHPs out to 1 year

Hypercholesterolemia

Hypercholesterolemia is defined by levels of LDL-C above 130 mg/dL and is associated with increased risk of heart disease and stroke. In hypercholesterolemia, high levels of LDL-C accumulate in blood vessels, leading to atherosclerosis. Treatment aims to reduce LDL-C levels to below 100 mg/dL with 70 mg/dL as the ultimate goal, but some patients cannot achieve this level of reduction through existing means. Patients with LDL-C levels above 200 mg/dL are considered to have familial hypercholesterolemia (FH). Patients with FH have one or more genetic mutations that contribute to the disease in addition to diet and lifestyle. Patients with FH cannot metabolize LDL-C effectively, leading to high levels of circulating LDL-C, in some cases exceeding 1000 mg/dL. FH can be subcategorized by mutation status into HeFH, and HoFH. HoFH patients have the most severe phenotype, with LDL-C levels usually exceeding 400 mg/dL. HoFH patients often suffer from CVD early in life and have an average life expectancy of 33 years if untreated. HoFH has a prevalence of 1 in 200,000 to 1,000,000 adults.

Hypertriglyceridemia

Hypertriglyceridemia is clinically defined as having triglyceride levels above l50 mg/dL. The most severe patients can have levels exceeding 2000 mg/dl. Hypertriglyceridemia is associated with CVD and acute pancreatitis. Like LDL-C, triglyceride levels can be affected by diet and lifestyle choices and treated with common therapies. However, over three million adults in the United States still have SHTG. Known genetic conditions can cause SHTG, including familial chylomicronemia syndrome, or FCS, and multifactorial chylomicronemia syndrome, or MCS. There are parallels between FCS/MCS and HoFH/HeFH. FCS is the only true monogenic form of hypertriglyceridemia and is associated with extreme levels of triglycerides exceeding 885 mg/dL. The prevalence of FCS is 1 in 200,000 to 300,000 individuals in the United States and EU. MCS is polygenic in nature, meaning that the genetic underpinnings causing the disease to vary among individuals, and is clinically defined as having triglyceride levels between 150 and 885 mg/dL. MCS has a prevalence of 1 in 600 to 1,000 individuals.

Additional In Vivo Programs

Building upon CTX310 and CTX320, we have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both rare and common diseases. These include CTX330, which targets PCSK9, a well understood target for CVD with robust data from natural human genetics and antibody and RNAi therapies. In addition, we have programs focused on gene correction in the liver, including the first programs leveraging technologies developed by our CRISPR-X group. We are also investigating programs for the diagnosis, treatment, or prevention of certain hemophilia A, autoimmune and eye disorders, on which

Bayer has options to co-develop and co-commercialize two products with us or, under certain circumstances, exclusively license such optioned products.

Type 1 Diabetes

We are advancing a series of programs focused on the development of gene-edited stem cell-derived therapies for the treatment of type 1 diabetes, or T1D. We believe our gene editing capabilities have the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without the need for long-term immunosuppression.

Clinical data with allogeneic islet transplants indicate that beta-cell replacement approaches may offer benefit to patients with insulin-requiring diabetes. However, this approach requires collecting islets from cadavers, which is not a scalable process. In addition, because a patient’s immune system will identify these cadaveric cells as foreign, patients require long-term immunosuppression to avoid rejection. The first challenge can be solved by using beta cells derived from stem cells. Multiple groups have advanced stem cell-derived beta-cell replacement product candidates into clinical studies, but these product candidates still require chronic immunosuppression.

Our gene editing technology offers the potential to protect the transplanted cells from the patient’s immune system by ex vivo editing of immuno-modulatory genes within the stem cell line used to produce the pancreatic-lineage cells. We believe that the speed, specificity and multiplexing efficiency of CRISPR/Cas9 make our technology well suited to this task. Furthermore, our CRISPR platform enables a process of continuous innovation, with additional edits incorporated into next-generation product candidates with the aim of increasing treatment benefit further. This feature of the CRISPR/Cas9 platform has led us to pursue a multi-pronged product strategy:

1.
Our most advanced product candidate, CTX211, consists of encapsulated pancreatic progenitor cells derived from stem cells with gene edits for immune evasion and cell survival. This program, formerly known as VCTX211, originated from our collaboration with ViaCyte, Inc., a subsidiary of Vertex. We now have full rights to this product candidate and others following ViaCyte’s election to opt-out of the collaboration.
2.
We have research efforts focused on a deviceless approach consisting of unencapsulated beta cells derived from edited stem cells.
3.
We granted a non-exclusive license to certain of our CRISPR-Cas9 gene editing intellectual property to Vertex in March 2023 to accelerate Vertex’s development of hypoimmune cell therapies for T1D. We received $170 million in upfront and milestone payments in 2023 and remain eligible to receive additional research and development milestones and royalties on future products under the license.

CTX211

CTX211 is an investigational, allogeneic, gene-edited, hypoimmune, stem cell-derived beta cell replacement therapy developed by applying our gene editing technology to ViaCyte’s proprietary stem cell capabilities. CTX211 incorporates six gene edits designed to promote immune evasion and cell fitness: knock-out of B2M and TXNIP and knock-in of PD-L1, HLA-E, MANF and A20. CTX211 benefits from work on a precursor product candidate, VCTX210, which only had four of these edits. Collectively, the edits in CTX211 improve the ability of beta cells to evade the immune system in vitro and in vivo in preclinical models, as shown below. In addition, CTX211 has been shown to reverse hyperglycemia in a diabetic rat model. CTX211 is being investigated in an ongoing Phase 1/2 clinical trial designed to assess the safety, tolerability and efficacy of CTX211 in adult patients with T1D.

CTX211 Cells Evade Immunity In Vitro and In Vivo

CTX211 Reverses Hyperglycemia in a Diabetic Rat Model

CRISPR-X: Further Unlocking the Potential of Our Gene Editing Platform

While we have made significant progress with our current portfolio of programs, we recognize that we can bring transformative therapies to even more patients by continuing to innovate to unlock the full potential of CRISPR gene editing. In late 2022, we launched a new early-stage research team known as CRISPR-X that focuses on innovative research to develop next-generation gene editing modalities. CRISPR-X is developing technologies to enable whole gene correction and insertion without requiring homology-directed repair, which occurs at low efficiency in many cells, or viral delivery of a DNA template, which creates toxicity risks and technical challenges. These technologies include all-RNA gene correction, non-viral delivery of DNA and novel editing and insertion techniques. These efforts complement other core platform capabilities, such as gRNA selection, on- and off-target assessment, multiplexing and lipid nanoparticle discovery.

Other Vertex Partnered Programs

We have partnered with Vertex, a global leader in rare diseases, in several other disease areas beyond SCD and TDT. We have entered into license agreements with Vertex with respect to cystic fibrosis, or CF, where Vertex has extensive expertise, and Duchenne muscular dystrophy, or DMD. In addition, we have entered into a collaboration agreement on myotonic dystrophy type 1, or DM1, in which we retain the option to co-develop and co-commercialize products. We believe that our CRISPR/Cas9 gene editing technology is well suited to address CF, DMD and DM1, all of which have significant patient populations with high unmet medical need.

Duchenne Muscular Dystrophy

DMD is an X-linked recessive genetic disease caused by mutations in the dystrophin gene, which results in a lack of the dystrophin protein. Because dystrophin plays a key structural role in muscle fiber function, the absence of this protein in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrosis. Patients with the disease experience muscle degeneration, loss of mobility and premature death. DMD is among the most prevalent severe genetic diseases, occurring in one in 3,300 male births worldwide. There are currently several approved disease-modifying therapies in the United States for the treatment of DMD, including one for patients who have confirmed mutations of the dystrophin gene amenable to exon 51 skipping, two for patients who have confirmed mutations of the dystrophin gene amenable to exon 53 skipping, and one for patients who have confirmed mutations of the dystrophin gene amenable to exon 45 skipping. These mutations affect about 13%, 8% and 8% of the DMD population, respectively. In addition, in June 2023, the FDA granted accelerated approval for Elevidys (delandistrogene moxeparvovec), an AAV gene therapy carrying a micro-dystrophin gene for the treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene.

Myotonic Dystrophy Type 1

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

Strategic Partnerships and Collaborations

We view strategic partnerships as a core component of our strategy, allowing us to access capabilities and resources in support of our therapeutic programs. We maintain broad strategic partnerships to develop gene editing-based therapeutics in specific disease areas.

Vertex

We, and certain of our affiliates, have entered into a series of agreements with Vertex, and or affiliates of Vertex, that contemplate certain research, development, manufacturing and commercialization activities involving various targets. Since October 2015, we have entered into a Strategic Collaboration, Option and License Agreement, as amended in 2017 and 2019, or the 2015 Collaboration Agreement; a Joint Development and Commercialization Agreement, or the Vertex JDA, which was amended and restated in April 2021, or the A&R Vertex JDCA, as amended in December 2023, or the Amended A&R Vertex JDCA; and a Strategic Collaboration and License Agreement, as amended in April 2021, or the 2019 Collaboration Agreement. In addition, we and Vertex entered into a non-exclusive license agreement, dated March 23, 2023, or the Non-Ex License Agreement, pursuant to which we agreed to license to Vertex, on a non-exclusive basis, certain of our gene editing intellectual property.

2015 Collaboration Agreement

Pursuant to the 2015 Collaboration Agreement, we agreed to provide technology and options to obtain licenses relating to our CRISPR/Cas technology to Vertex in exchange for a $75.0 million upfront payment. In 2015, in connection with the initial entry into the 2015 Collaboration Agreement, Vertex also made a $30.0 million equity investment in us.

The initial focus of the 2015 Vertex collaboration was to use CRISPR/Cas9 technology to discover and develop gene-based treatments for hemoglobinopathies and cystic fibrosis. In 2017, Vertex exercised its option to co-develop and co-commercialize the hemoglobinopathies program. Matters relating to hemoglobinopathies targets are governed by the Amended A&R Vertex JDCA, as summarized below. Further discovery efforts focused on a specified number of other genetic targets. Under the 2015 Collaboration Agreement, Vertex had the option to exclusively license treatments for a specified number of collaboration targets that emerged from the four-year research collaboration under certain of our platform and background intellectual property to develop, manufacture, commercialize, sell and use therapeutics directed to each such collaboration target. We were responsible for discovery activities, and the related expenses were fully funded by Vertex.

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

Absent early termination, the 2015 Collaboration Agreement will continue until the expiration of Vertex’s payment obligations under the 2015 Collaboration Agreement.

Joint Development Agreement

In December 2017, we entered into the Vertex JDA with Vertex pursuant to which the parties agreed to, among other things, co-develop and co-commercialize CASGEVY and other product candidates specified in the Vertex JDA. In April 2021, we and Vertex agreed to amend and restate the Vertex JDA and entered into the A&R Vertex JDCA, pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder; (b) adjust the allocation of net profits and net losses between the parties with respect to CASGEVY only; and (c) exclusively license (subject to our reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CASGEVY) that may be researched, developed, manufactured and commercialized under such agreement. We and Vertex amended the A&R Vertex JDCA in December 2023.

The A&R Vertex JDCA, as amended, includes, among other things, provisions relating to the following:

Governance; Activities. We and Vertex disbanded the previously established collaboration strategy team and all working groups established by such team and established the following committees: (i) a joint oversight committee to provide high-level oversight and (ii) a transition committee to provide for forum planning, discussing and sharing information regarding certain transition activities until completion of such activities. Each of the new committees contain an equal number of representatives from each of CRISPR and Vertex. The agreement provides that, subject to the terms and conditions of such agreement, Vertex has the right to conduct all research, development, manufacturing and commercialization activities relating to the specified product candidates and products (including CASGEVY) throughout the world subject to our reserved right to conduct certain activities. We will continue to participate in certain aspects of such activities in an observer capacity unless and to the extent otherwise agreed to by the parties.

Financial Terms. In the second quarter of 2021, in connection with the closing of the transaction contemplated by the amendment and restatement of the Vertex JDA, we received a $900 million up-front payment from Vertex. Additionally, in connection with the FDA’s approval of CASGEVY on December 8, 2023 for the treatment of sickle cell disease in patients 12 years and older with recurrent vaso-occlusive crises, we received a $200.0 million milestone payment from Vertex in the first quarter of 2024. The net profits and net losses, as applicable, incurred under the Amended A&R Vertex JDCA with respect to all product candidates and products specified in such agreement, other than CASGEVY, shall be shared equally between us and Vertex. With respect to CASGEVY only, the net profits and net losses, as applicable, incurred under the agreement through July 1, 2021 in connection with the initial shared product (i.e., CASGEVY) were shared equally between us and Vertex, and beginning July 1, 2021, the net profits and net losses, as applicable, incurred under the agreement are allocated 40% to CRISPR and 60% to Vertex. In addition, the agreement allows us to defer a portion of our share of costs under the arrangement if spending on the CASGEVY program exceeds specified amounts. In December 2023, pursuant to the amendment, the parties agreed to (a) allocate certain costs arising from a license agreement with a third party, resulting in a current payment due to Vertex by CRISPR of $20 million upon an event specified in such amendment; and (b) adjust, under certain specified circumstances, the timing of and portion of CRISPR’s share of costs it is permitted to defer under the agreement. Any deferred amounts under the Amended A&R Vertex JDCA are payable to Vertex only as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

Termination. Either party can terminate the agreement upon the other party’s material breach, subject to specified notice and cure provisions, or, in the case of Vertex, in the event that we become subject to specified bankruptcy, winding up or similar circumstances. Either party may terminate the agreement in the event the other party commences or participates in any action or proceeding challenging the validity or enforceability of any patent that is licensed to such challenging party pursuant to the agreement. Vertex also has the right to terminate the agreement for convenience at any time after giving prior written notice.

If circumstances arise pursuant to which a party would have the right to terminate the agreement on account of an uncured material breach, such party may elect to keep the agreement in effect and cause such breaching party to be treated as if it had exercised its opt-out rights with respect to the products associated with such uncured material breach (described below) and the royalties payable to the breaching party would be reduced by a specified percentage.

Opt-Out Rights. Either party may opt out of the development of a product candidate under the agreement after predetermined points in the development of the product candidate, on a candidate-by-candidate basis. In the event of such opt-out, the party opting out will no longer share in the net profits and net losses associated with such product candidate and, instead, the opting-out party will be entitled to high single to mid-teen percentage royalties on the net sales of such product, if commercialized.

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

Non-Exclusive License Agreement

In March 2023, we and Vertex entered the Non-Ex License Agreement, pursuant to which we agreed to license to Vertex, on a non-exclusive basis, certain of our gene editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent/requiring diabetes throughout the world.

The Non-Ex License Agreement includes, among other things, provisions relating to the following:

Financial Terms. In connection with entering into the Non-Ex License, we received a $100.0 million up-front payment from Vertex. We are eligible to receive milestone payments from Vertex of up to $230.0 million in the aggregate and inclusive of a $70.0 million research milestone achieved in the second quarter of 2023. The milestones are dependent on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. We are also eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits. In the event of any termination or expiration of the Non-Ex License Agreement, tiered royalties on the sales of certain products will continue in the low to mid-single digits.

Termination. Either party may terminate the Non-Ex License Agreement upon the other party’s material breach, subject to specified notice and cure provisions. We may also terminate the Non-Ex License Agreement in the event Vertex commences or participates in any action or proceeding challenging the validity or enforceability of any patent that is licensed to Vertex pursuant to the Non-Ex License Agreement. Vertex may also terminate the Non-Ex License Agreement upon our bankruptcy or insolvency, or for convenience upon the earlier of the achievement of certain milestone events or a specified period of time, after giving written notice.

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

In-Licensed Intellectual Property from Dr. Charpentier

In April 2014, pursuant to an exclusive license with Dr. Charpentier, we licensed certain rights to a worldwide patent portfolio which covers various aspects of our gene editing platform technology including, for example, compositions of matter (e.g., CRISPR/Cas9 systems) and methods of use, including the use of CRISPR/Cas9 systems for gene editing. We refer to this worldwide patent portfolio as the “Patent Portfolio”. This Patent Portfolio to-date includes, for example, more than one hundred (100) granted or allowed patents in the United States, United Kingdom, or the UK, Canada, Europe (including Germany, France, Italy), Japan, China, India, Ukraine, New Zealand, Singapore, Australia, Mexico, Hong Kong, Israel, the Philippines, and South Africa and pending patent applications in the United States, Europe, Canada, Mexico, Australia and other selected countries in Central America, South America, Asia and Africa. This license is limited to therapeutic products such as pharmaceuticals and biologics and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions. For further information about this license, please see “Business— License Agreements—CRISPR License with Dr. Charpentier.”

In addition to Dr. Charpentier, the Patent Portfolio has named inventors who assigned their rights either to the Regents of the University of California, or California, or the University of Vienna, or Vienna. California’s rights are subject to certain overriding obligations to the sponsors of its research, including the Howard Hughes Medical Institute and the U.S. Government. Caribou Biosciences, or Caribou, had reported that it had an exclusive license to patent rights from California and Vienna, subject to a retained right to allow non-profit entities to use the inventions for research and educational purposes. Intellia Therapeutics, Inc., or Intellia Therapeutics, had reported that it had an exclusive license to such rights from Caribou in certain fields. We refer collectively to Dr. Charpentier, California, and Vienna as the “CVC Group”. We are or have been subject to quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office and patent offices in Australia, Japan, China and India involving the Patent Portfolio. For further information regarding risks regarding these proceedings, please see “Risk Factors—Risks Related to Intellectual Property.”

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

CRISPR-Owned Intellectual Property

In addition to the Patent Portfolio, we have a broad intellectual property estate that includes numerous patent families covering key aspects of our CRISPR/Cas9 technologies and development programs which is intended to provide multiple layers of protection. These patent families encompass filings covering our development programs (such as composition of matter, method of use, manufacturing processes, dosing and formulations), the use and improvement modifications of CRISPR/Cas9 systems for gene editing (such as improvements to component systems including nucleases and single or modified gRNAs), technologies for delivering protein/nucleic acid complexes and RNA into cells (such as improved viral vector systems and self‑inactivating systems), and technology relevant to stem cell-based therapies.

Overall, our intellectual property estate includes over one hundred (100) active patent families and over sixty (60) granted or allowed patents in the United States, China, Europe, and South Africa, and pending patent applications in the United States, Europe, Australia, Canada, China, Japan, Mexico and other selected countries in Central America, South America, the Middle East, Asia and Africa. The granted patents and any other patents that may ultimately issue from these patent families are expected to expire starting in 2033, not including any applicable patent term extensions.

Our U.S. trademark estate consists of twenty (20) pending applications, including, for example, for CRISPRX, CRISPR THERAPEUTICS, CTX112, CTX131, CTX211, CTX310, CTX320 and CTX330, as well as seven U.S. registrations, including for CRISPR THERAPEUTICS and the CRISPR THERAPEUTICS logo. Our international trademark estate consists of multiple pending applications and registrations, including pending applications for CRISPR THERAPEUTICS standard character mark in Germany and Switzerland, and registrations in Benelux, Italy, Spain, and UK. For the CRISPR THERAPEUTICS logo, we have pending applications in Canada, Germany, Korea and Switzerland, and registrations in Benelux, Brazil, Hong Kong, Italy, Japan, Mexico, Singapore, South Africa, Spain, and the UK. We have registrations for CTX112 in the EU, Switzerland, and the UK. We have registrations for CTX131 in the EU, Switzerland, and the UK. We have a registration for CTX310 in Switzerland. We have pending applications for CTX320 in Australia and New Zealand, and a registration for CTX320 in Switzerland. We have a registration for CTX330 in Switzerland.

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

We are obligated to use commercially reasonable efforts to obtain regulatory approval to market a product whose manufacture, use, sale, or importation is covered by the assigned patent rights.

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

Enabling Technologies

We have entered into a number of additional collaborations and license agreements to support and complement our ex vivo and in vivo programs, including agreements related to: technologies to deliver CRISPR/Cas9 ex vivo and in vivo; additions to our hematopoietic stem cell and in vivo programs, including two grants to advance gene editing therapies for HIV; and enhancements to our immuno-oncology and regenerative medicine cell therapy programs and platform. For example, we have entered into agreements with Nkarta to develop and commercialize products leveraging donor-derived, gene-edited CAR-NK cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered AAV vectors; Roswell Park Comprehensive Cancer Center to advance a gene-edited autologous CAR T programs against new target; MaxCyte, Inc. on ex vivo delivery for our hemoglobinopathy and immuno-oncology programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics Incorporated on intellectual property for our allogeneic immuno-oncology programs.

Manufacturing

The manufacturing processes for cell and genetic therapies are complex and require customized systems, equipment, facilities and expertise for each program and therapy. Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we are establishing internal manufacturing capabilities and have established our own cell therapy manufacturing facility to support our multifaceted strategy to develop treatments and therapies for people suffering from serious diseases through transformative gene-based medicines.

We have an approximately 50,000 square foot manufacturing facility in Framingham, Massachusetts intended for clinical and commercial production of our product candidates and certain components thereof for certain of our programs. The facility was designed with flexibility and scalability in mind in order to accommodate manufacturing and supply for our product pipeline. We believe it has the capacity to support, in whole or in part, the manufacture and supply of product for certain of our current clinical programs with the capability to scale-up to support potential commercial supply. In addition, we believe our facility has the capacity and necessary technology to support additional programs we may advance in the future (including some of our in vivo programs as well as our T1D program) as well as the production of various delivery modalities, such as mRNA, we may utilize in the future. Our operations at this facility are compliant with current Good Manufacturing Practice, or cGMP, and in 2023 we began manufacturing CTX112 and CTX131 at this facility for our clinical trials of these product candidates.

In addition to utilizing our internal manufacturing facility, we expect we will continue to rely on external manufacturing capabilities realized via contract manufacturing organization relationships in the United States and abroad. We have entered into certain manufacturing and supply arrangements with third-party suppliers to support production of our product candidates and their components. We plan to continue to rely on qualified third-party organizations to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early stage clinical trials. We expect that commercial quantities of any compound, vector, or engineered cells that we may seek to develop will be manufactured in facilities and by processes that comply with FDA and other regulations. At the appropriate time in the product development process, we will determine whether to utilize our own manufacturing facility or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop.

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

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In hemoglobinopathies, these companies include Beam Therapeutics, bluebird bio, Editas Medicine, Merck, Novartis Pharmaceuticals and Pfizer. In immuno-oncology, these companies include 2seventy bio, Adicet Bio, Allogene Therapeutics, Bristol Myers Squibb, Caribou Biosciences, Cellectis, Century Therapeutics, Fate Therapeutics, Gilead Sciences, Legend Biotech, Novartis Pharmaceuticals and Poseida Therapeutics. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Sana Biotechnology and Semma Therapeutics (acquired by Vertex in 2019). In in vivo, these companies include Alnylam Pharmaceuticals, Arrowhead Pharmaceuticals, BioMarin Pharmaceutical, Intellia Therapeutics, Ionis Pharmaceuticals, Regeneron Pharmaceuticals and Verve Therapeutics. Gene editing is a highly active field of research and new technologies, related or unrelated to CRISPR, may be discovered and create new competition. These new technologies could have advantages over CRISPR/Cas9 gene editing in some applications and there can be no certainty that other gene editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Cas9 may be determined to be less attractive than other CRISPR proteins, such as Cas12a or novel Cas enzymes that have yet to be discovered, or other CRISPR-associated nuclease variants that can edit human DNA, such as base editors and prime editors.

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

In addition, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under a BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever existing periods of regulatory exclusivity of each drug product containing the studied active moiety are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

Clinical Trial Approval

An applicant for a clinical trial authorization in the EU must obtain approval from the national competent authority, or NCA, of an EU Member State in which the clinical trial is to be conducted, or in multiple Member States if the clinical trial is to be conducted in a number of Member States. Furthermore, the applicant may only start a clinical trial at a specific study site after the applicable ethics committee, or EC, has issued a favorable opinion in relation to the clinical trial.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on 31 January 2022. It overhauls the current system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

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

Specifically, the grant of a marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No 1394/2007 on ATMPs, read in combination with Directive 2001/83/EC of the European Parliament and of the European Council, which is the EU Directive governing medicinal products for human use. Regulation (EC) No 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the Committee for Advanced Therapies, or CAT, at the EMA, which conducts a scientific assessment of the MAA and provides an opinion regarding the MAA for an ATMP. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the

EMA.

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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland).However, on January 1, 2024, a new international recognition framework was put in place by the Medicines and Healthcare products Regulatory Agency, or MHRA under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators.

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

The PRIME scheme is open to medicines under development and for which the applicant intends to submit an initial marketing authorization application through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (meaning there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development, and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address, to a significant extent, an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

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

Data and Market Exclusivity

In the EU, innovate medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents applicants for authorizations of generics or biosimilars from referencing the innovator’s preclinical and clinical data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed in the EU until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained a marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made; or (b) it is unlikely that the product, without benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; (3) there exists no satisfactory method of diagnosis, prevention, or treatment of such condition authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

An orphan designation provides a number of benefits, including fee reductions, regulatory assistance, and the ability to apply for a centralized marketing authorization. The grant of a marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the European Commission nor the EU Member States can accept an application or grant a marketing authorization in respect of a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. There are a few limited of derogations from the ten-year period of market exclusivity pursuant to which the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication, which are:

•
where the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior;
•
where the marketing authorization holder for the authorized orphan product consents to the second orphan medicinal product application; or
•
where the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

Regulatory Requirements after Marketing Authorization has been obtained

If an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU. The advertising of prescription-only medicines to the general public is not permitted in the EU.

The aforementioned EU rules are generally applicable in the EEA. For other markets in which we might in the future seek to obtain marketing approval for the commercialization of products, there are other health regulatory regimes for seeking approval, and we would need to ensure ongoing compliance with applicable health regulatory procedures and standards, as well as other governing laws and regulations for each applicable jurisdiction.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

European Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area or EEA and the UK, including personal health data, is subject to the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA, and the UK General Data Protection Regulation, or UK GDPR, with respect to the UK, and collectively with the EU GDPR referred to as the “GDPR” in this report unless specified otherwise. The GDPR applies to companies established in the EEA/UK, as well as to any company established outside the EEA/UK, if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA/UK or the monitoring of their behavior in the EEA/ Switzerland/UK. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, having legal bases for processing personal data relating to identifiable individuals, providing details to those individuals regarding the processing of their personal data, implementing safeguards to protect the security and confidentiality of personal data, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, ensuring certain accountability measures are in place and record keeping. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Switzerland has adopted a data protection regime similar to the GDPR. Compliance with the GDPR and the Swiss data -protection regime remains a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with EU regulations, however it is possible that these regimes will more significantly diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition framework mentioned above which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products or product candidates for which we have received or may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any products or product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if approved, sales of any product or product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such product candidates. Factors a payor considers in determining reimbursement are based on whether the product is:

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, products or product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Outside the United States, ensuring adequate coverage and payment for any products or product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

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

As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced Member States), can further reduce prices. Special pricing and reimbursement rules may apply to orphan medicinal products. Inclusion of orphan medicinal products in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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

State and other laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, the California Privacy Rights Act, or CPRA, imposes additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.

Similar laws have been passed in numerous other states and other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the United States would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Further data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union's GDPR).

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. In addition, the Statutory Pay-As-You-Go Act of 2010, or PAYGO, requires that automatic payment cuts of 4% be applied to Medicare and affects certain providers. These cuts were slated to go into effect January 1, 2023, but the Consolidated Appropriations Act, 2023, further delayed these cuts until 2025. The American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

At the federal level, FDA released implementing regulations in 2020 for how states can build and submit importation plans for drugs from Canada. Also in 2020, CMS stated drugs imported by states under this rule will not be eligible for federal Medicaid drug rebates and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since imported drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. On January 5, 2024, Florida became the first state in the United States to receive the FDA's approval for its plan to import certain prescription drugs from Canada. Importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

Further, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was further pushed back to January 1, 2027 by the Bipartisan Safer Communities Act and later to January 1, 2032 by the Inflation Reduction Act of 2022 ("IRA").

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

Human Capital

As of December 31, 2023, we had 407 full-time employees. No employees were represented by labor unions or subject to collective bargaining agreements. The majority of employees were based in Boston, Massachusetts with additional employees based in Framingham, Massachusetts, Mission Bay, California and Switzerland. 74 employees held Ph.D., Pharm. D., or M.D. degrees. 355 engaged primarily in research and development or technical operations, and 52 engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support. We consider our employee relations to be good.

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
•
acquire or in-license other technologies; and
•
establish a sales, marketing, and distribution infrastructure to commercialize any products for which we, or our partners and collaborators, may obtain or have obtained marketing approval.

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

The development of gene editing product candidates is capital intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate preclinical studies and clinical trials for and seek marketing approval for our product candidates. In addition, since we and our partner, Vertex, received the first-ever marketing approval of a CRISPR-based gene editing therapy, CASGEVY, in 2023 in certain jurisdictions, and have received a subsequent approval in 2024, and if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Bayer, Vertex or other future collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2023 and 2022, we had cash, cash equivalents and marketable securities of approximately $1,695.7 million and $1,868.4 million, respectively. With our cash, cash equivalents and marketable securities on hand as of December 31, 2023, we expect cash, cash equivalents and marketable securities to be sufficient to fund our current operating plan through at least the next 24 months.

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
•
the success of our collaborations with Vertex;
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

Our overall development efforts are ongoing and the first clinical trial for any of our product candidates was initiated at the end of 2018. In general, our programs require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions; obtaining manufacturing supply, capacity, and expertise; building a commercial organization; substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be approved for marketing by the FDA or certain other health regulatory agencies, including the EMA, before we may commercialize any product. Although we and our partner, Vertex, received the first-ever marketing approval of a CRISPR-based gene-editing therapy, CASGEVY, in 2023 in certain jurisdictions, and have received a subsequent approval in 2024, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future. For additional information, see also “Risk Factors —Risks Related to Our Relationships with Third Parties—We Have Partnered With Vertex On Our Lead Program CASGEVY; Vertex Has Significant Control Over The CASGEVY Program” and “Risk Factors —Risks Related to Our Business, Technology and Industry—If We Are Unable To Advance Our Product Candidates To Clinical Development, Obtain Regulatory Approval And Ultimately Commercialize Our Product Candidates, Or Experience Significant Delays In Doing So, Our Business Will Be Materially Harmed.”

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

In addition, as a development stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our product candidates, we will need to continue to transition from a company with a research focus to a company focused on researching, developing, manufacturing and commercializing product candidates, as applicable. We may not be successful in such a transition.

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

Our development efforts are ongoing and we have focused our research and development efforts to date on CRISPR/Cas9, gene editing technology, and our initial product candidates. Our future success depends heavily on the successful development of our CRISPR/Cas9 gene editing next-generation product candidates. We have invested substantially all of our efforts and financial resources in the identification and development of our current product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, while we and our partner, Vertex, received the marketing approval of CASGEVY in 2023 in certain jurisdictions, and have received a subsequent approval in 2024, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future, and our research programs, including additional programs subject to current and future collaboration agreements with third parties, may fail to identify potential product candidates for clinical development for a number of reasons or may fail to successfully advance any product candidates through clinical development. Our potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics or unforeseeable consequences that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval, or that lead to product-related claims or litigation, including without limitation personal injury/product liability claims, adverse or serious adverse events, regulatory enforcement actions, or product recalls or market withdrawals . We currently generate no revenue from sales of any product and we may never be able to again research, develop or commercialize a marketable product.

We must file U.S. Investigational New Drug, or IND, applications, clinical trial applications, or CTAs, or their equivalents with regulatory authorities to commence clinical trials. The filing of CTAs or INDs for any product candidate is subject to the identification and selection of one or more guide RNAs with acceptable efficiency, among other activities. In addition, commencing any future clinical trial is also subject to acceptance by the European regulatory authorities, or its equivalent, of our CTAs, or the FDA of our INDs, and finalizing the trial design based on discussions with the applicable regulatory authorities. In the event that the European regulatory authorities, FDA or their equivalent require us to complete additional preclinical studies or we are required to satisfy other requests, our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, they could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. In addition, there is no certainty that the FDA or other similar health regulatory agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it applied to CASGEVY, and is applying to other ex vivo engineered therapeutics and in vivo therapies.

To become and remain profitable, we must develop and commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. In general, our product candidates require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions; obtaining manufacturing supply, capacity, and expertise; building of a commercial organization; substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product development programs must be approved for marketing by the FDA, EMA or certain other health regulatory agencies, before we may commercialize our product candidates. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. Although we and our partner, Vertex, received the first-ever marketing approval of a CRISPR-based gene-editing therapy, CASGEVY, in 2023 in certain jurisdictions, and have received a subsequent approval in 2024, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future, or that CASGEVY, or any other future product candidate we develop, will be profitable. For additional information, see also “Risk Factors—Risks Related to Our Relationships with Third Parties—We Have Partnered With Vertex On Our Lead Program CASGEVY; Vertex Has Significant Control Over The CASGEVY Program.”

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

Additionally, because our technology involves gene editing across multiple cell and tissue types, we are subject to many of the challenges and risks that gene therapies face, including:

•
regulatory requirements and guidance governing gene and cell therapy products have changed frequently and may continue to change in the future, including, e.g., the final guidance document titled “Human Gene Therapy Products Incorporating Human Genome Editing” that the FDA issued in January 2024;

•
to date, only a limited number of products that involve the genetic modification of patient cells have been approved in the United States and the EU;
•
the administration processes or related procedures for our product candidates (e.g., treatment with myeloablative busulfan conditioning prior to receiving CASGEVY or undergoing a lymphodepletion regimen prior to receiving our immunotherapy product candidates);
•
improper modulation of a gene sequence, including unintended editing events, insertion of a gene sequence into certain locations in a patient’s chromosome or other effects related to the technology underlying our product candidates could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells, or other diseases, including death;
•
transient expression of the Cas9 protein or other genome editing components of our product candidates could lead to patients having an immunological reaction towards those cells, which could be severe or life-threatening;
•
corrective expression of a missing protein in patients’ cells could result in the protein being recognized as foreign, and lead to a sustained immunological reaction against the expressed protein or expressing cells, which could be severe or life-threatening; and
•
the FDA recommends a follow-up observation period of up to 15 years for all patients who receive treatment using gene therapies, and we may need to adopt and support, and have adopted and are supporting for certain of our trials, such an observation period for our product candidates.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. Ultimately, if we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory authorities, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. Although to date the FDA has cleared the INDs that we have submitted for certain of our clinical trials, including CTX112 and CTX131, it is possible that the FDA may impose requirements that result in a delay of any of our programs or their regulatory approval. If we are unable to complete any required studies satisfactorily, the FDA or other regulatory authorities could require that we exclude certain patient populations from clinical studies, place our clinical studies on hold, or require us to cease further clinical studies or deny approval of such product candidates. Further, competitors that are developing ex vivo or in vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs, or cause the FDA or other regulatory authorities to impose additional requirements, that could cause us to delay or pause development of our product candidates. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, results of operations and prospects significantly. We cannot guarantee that the FDA or other regulatory authorities will not change their requirements in the future or approve amendments to our INDs or equivalent regulatory filings, including for CTX310 and CTX320 or our other product candidates on the timeline we expect.

Our CRISPR/Cas9 Gene Editing Product Candidates Are Based On A Relatively New Gene Editing Technology, Which Makes It Difficult To Predict The Time And Cost Of Development And Of Subsequently Obtaining Regulatory Approval, If At All. There Have Only Been A Limited Number Of Clinical Trials Of Product Candidates Based On Gene Editing Technology.

We aim to develop treatments and therapies for people suffering from serious diseases through transformative gene-based medicines, including ex vivo engineered cell therapies and in vivo therapies. Although there have been significant advances in recent years in the fields of gene therapy and genome editing, including CRISPR/Cas9 gene editing technology, such technologies, including in vivo CRISPR-based genome editing technologies in particular, are relatively new and only a limited number of clinical trials of product candidates based on such gene editing technologies have been commenced and their therapeutic utility is largely unproven. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. For example, no genome editing in vivo therapy has been approved by the FDA or other regulatory authorities. While we and our partner, Vertex, received the first-ever approval for an ex-vivo CRISPR-based gene-editing therapy, CASGEVY, in 2023 in certain jurisdictions, and have received a subsequent approval in 2024, we and Vertex cannot guarantee we will receive additional marketing approvals for CASGEVY or that we will receive marketing approvals for our other product candidates in the future. In addition, because we have only recently commenced clinical trials for certain of our other product candidates, we have not yet been able to fully assess safety in humans. There may be long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, testing of our product candidates in animal models may not be predictive of the results we observe in human clinical trials of our product candidates for either safety or efficacy. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene editing technology, or any similar or competitive gene editing technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our gene editing technology or any of our research and development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. Although we and our partner, Vertex, received the marketing approval of CASGEVY in 2023 in certain jurisdictions, and have received a subsequent approval in 2024, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future, and the regulatory approval process for product candidates such as ours remains uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our future product candidates in either the United States or the EU or how long it will take to commercialize our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

Our Engineered Allogeneic T cell Product Candidates Represent A Novel Approach To Cancer Treatment That Creates Significant Challenges For Us.

For our immuno-oncology programs, we are developing a pipeline of allogeneic T cell product candidates (including, for example, CTX112 and CTX131) that are engineered from healthy donor T cells to express chimeric antigen receptors, or CARs, and are intended for use in any patient with certain cancers. Unlike for autologous CAR T therapies, for allogeneic CAR T therapies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized allogeneic CAR T product candidates challenging and makes the development and commercialization pathway of those product candidates uncertain.

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

Further, in November 2023, the FDA announced that it would be conducting an investigation into reports of T-cell malignancies following BCMA-directed or CD19-directed autologous chimeric antigen receptor, or CAR T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and

CD19-directed genetically modified autologous T cell immunotherapies. FDA’s investigation into CAR T therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, and, although we are developing allogeneic CAR T candidates, the FDA’s investigation could result in potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates.

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

Regulatory requirements in the United States and in other jurisdictions governing gene therapy products have changed frequently and may continue to change in the future. The FDA has issued several guidance documents on gene therapy products. The FDA established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. In addition to the government regulators, the IBC and IRB of each institution at which we conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other oversight authorities to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates and seek regulatory approval, we will be required to consult with these regulatory agencies and committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

If Any Of The Product Candidates We May Develop Or Administration Processes We Rely On Cause Undesirable Side Effects, It Could Delay Or Prevent Their Regulatory Approval, Limit The Commercial Potential Or Result In Significant Negative Consequences Following Any Potential Marketing Approval.

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

Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects could arise either during clinical development or, if such side effects are rare, after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. If our CRISPR/Cas9 gene editing technology demonstrates a similar effect, we may decide or be required to halt or delay preclinical development, clinical development or commercialization of our product candidates.

In addition to serious adverse events or side effects caused by any product candidate we may develop, the administration process or related procedures also can cause undesirable side effects. For example, patients who receive CASGEVY or enroll in the ongoing CASGEVY clinical trials have their own CRISPR/Cas9 edited-hematopoietic stem and progenitor cells, CASGEVY, infused back into the patient as part of a stem cell transplant, a process which involves, among other things, a patient being treated with myeloablative busulfan conditioning. Patients undergoing stem cell transplants may also encounter side effects (ranging from mild to severe) that are unrelated to the administration of a product candidate. Patients who enroll in our immunotherapy trials undergo a lymphodepletion regimen, which generally includes fludarabine and cyclophosphamide that may cause serious adverse events. Because these regimens will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of certain infections that may be unable to be cleared by the patient and could ultimately lead to death. Any side effects may not be appropriately recognized or managed by the treating medical staff. We or our collaborators expect to have to educate medical personnel using any product candidates we may develop to understand the side effect profiles for our clinical trials and upon any commercialization of such product candidates. Inadequate recognition or management of the potential side effects of such product candidates could result in patient injury or death. If any undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events occur, our clinical trials or commercial distribution of any product candidates or products we develop alone or with collaborators could be suspended or terminated, and our business and reputation could suffer substantial harm.

If in the future we are unable to demonstrate that such adverse events were caused by factors other than our product candidate or approved products, the FDA, EMA or other comparable health regulatory authorities could order us to cease further clinical studies of, or deny approval of, any product candidates we are able to develop for any or all targeted indications or cease the sale of approved products. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations and prospects significantly.

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweighs the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop alone or with our collaborators, several potentially significant negative consequences could result, including:

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

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States, by EMA in the EU and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. While CASGEVY has received approval or clearance to be marketed from certain regulatory authorities in certain jurisdictions, it is possible that none of our other product candidates or any product candidates we may seek to develop, alone or in conjunction with collaborators, in the future will ever obtain regulatory approval or clearance or that we and Vertex will receive additional marketing approvals for CASGEVY. For example, while we have multiple product candidates in clinical development and advanced preclinical development for a range of diseases, we have not yet submitted BLAs for any of our wholly-owned allogeneic CAR T product candidates to the FDA, or similar marketing applications to comparable foreign authorities.

We have limited experience in submitting and supporting the applications necessary to gain regulatory and marketing approvals. We expect to rely on third-party contract research organizations, or CROs, and/or regulatory consultants to assist us in this process for our wholly-owned product candidates and, pursuant to our Amended A&R Vertex JDCA, we have relied on Vertex for submitting such applications for our hemoglobinopathies product candidates. Submission of a BLA or other similar marketing applications to comparable foreign authorities and securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency, also known as safety and effectiveness, for each desired therapeutic indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial; and our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. For example, there is no assurance that data obtained at the completion of any of our clinical trials, including for our ongoing wholly-owned product candidates, including CTX112 and CTX131, will indicate clinically meaningful benefit or support submission of a BLA, or will be sufficiently robust from a safety and/or efficacy perspective to support either accelerated or conditional approval or full approval. Moreover, there is no assurance that the data obtained to date in the ongoing clinical trials of CASGEVY and being submitted or planned to be submitted is or will be sufficiently robust from a safety and/or efficacy perspective to support either accelerated or conditional approval or full approval of a BLA or a foreign equivalent in all jurisdictions for which regulatory applications are submitted. Depending on the outcome of these ongoing clinical trials, and robustness of the data submitted, once submitted, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval of a BLA. Furthermore, if any undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events occur, and if we are unable to demonstrate such adverse events were caused by factors other than our product candidate, the FDA, EMA or other comparable health regulatory authorities could suspend our clinical trial until we are able to gather sufficient information or order us to cease further clinical studies of our product candidate. If this were to occur this would likely result in delays in our ability to submit a BLA for regulatory approval. We may face similar challenges with foreign regulatory authorities.

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

We May Never Obtain FDA Approval For Any Of Our Wholly-Owned Product Candidates In The United States, And Even If We Do, We May Never Obtain Approval For Or Commercialize Any Of Our Wholly-Owned Product Candidates In Any Other Jurisdiction, Which Would Limit Our Ability To Realize Their Full Market Potential.

In order to eventually market any of our product candidates in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Similarly, approval by foreign regulatory authorities does not ensure approval by the FDA. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval in multiple jurisdictions could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in certain countries. Regulatory approval processes outside the United States involve all of the risks associated with FDA approval. We do not have any wholly-owned product candidates approved for sale in any jurisdiction, including international markets, and, as a company, do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

We have obtained and may seek Fast Track Designation for some of our product candidates. For instance, CASGEVY was granted Fast Track Designation by the FDA for the treatment of TDT and SCD. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product's marketing application before the application is complete. However, the FDA's time period goal for reviewing an application does not begin until the last section of the application is submitted. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA's priority review procedures.

We have obtained and may seek RMAT designation for some of our product candidates. For instance, CASGEVY was granted RMAT designation by the FDA for the treatment of TDT and SCD. Products granted RMAT designation may be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for other of our product candidates. RMAT designation does not change the FDA's standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges. Further, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval. Moreover, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

Finally, we have obtained and may seek to qualify our product candidates under the PRIME scheme from the EMA. For instance, CASGEVY was granted PRIME designation for the treatment of TDT and SCD. There is no assurance that we will be able to obtain PRIME qualification for other of our product candidates. PRIME does not change the standards for product approval, and there is no assurance that such qualification will result in expedited review or approval. Moreover, where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

For additional information regarding Breakthrough Therapy Designation, Fast Track Designation, RMAT Designation and priority review by the FDA, see the section entitled, “Business—Government Regulation—Licensure and Regulation of Biologics in the United States – Expedited Programs.” For additional information regarding the PRIME scheme from the EMA, see the section entitled “Business—Government Regulation—Regulation And Procedures Governing Approval Of Medicinal Products In Europe – PRIME scheme.”

We May Seek Designation For Our Platform Technology As A Designated Platform Technology, But We Might Not Receive Such Designation, And Even If We Do, Such Designation May Not Lead To A Faster Regulatory Review Or Approval Process.

We may seek designation for our platform technology as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under a BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a drug that uses or incorporates the platform technology. Even if we believe our platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

We May Be Unable To Obtain Orphan Drug Designation Or Exclusivity. If Our Competitors Are Able To Obtain Orphan Drug Exclusivity For Products That Constitute The Same Drug And Treat The Same Indications As Our Product Candidates, We May Not

Be Able To Have Competing Products Approved By The Applicable Regulatory Authority For A Significant Period Of Time.

We have received orphan drug designation in the United States from the FDA for certain of our programs and the European Commission for certain of our programs or partnered programs, including for CASGEVY for the treatment of TDT and SCD. We may in the future seek orphan drug designation for certain of our other product candidates, but we may be unable to maintain orphan drug designation or obtain any benefits associated with orphan drug designation, including market exclusivity.

Certain of our current product candidates and our future product candidates may target patient populations that are smaller than the numbers required for orphan drug designation. If we request orphan drug designation for our product candidates, there can be no assurances that FDA or the European Commission will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be extended by two years for medicines that have complied with an agreed pediatric investigation plan prior to authorization of the product. The exclusivity period in the European Union can also be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, because, for example, the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

For additional information regarding orphan drug designation in the United States, see the section entitled, “Business — Government Regulation — Licensure and Regulation of Biologics in the United States – Orphan Drug Designation.” For additional information regarding orphan drug designation in the European Union, see the section entitled “Business — Government Regulation — Regulation And Procedures Governing Approval Of Medicinal Products In Europe – Orphan Drug Designation and Exclusivity.”

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

In particular, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. For example, in April 2016, a group of scientists reported on their attempts to edit the genome of human embryos to modify the gene for hemoglobin beta. This is the gene in which a mutation occurs in patients with the inherited blood disorder beta thalassemia. Although this research was purposefully conducted in embryos that were not viable, the work prompted calls for a moratorium or other types of restrictions on gene editing of human eggs, sperm, and embryos. Additionally, in November 2018, Dr. Jiankui He, a biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, reportedly claimed he had created the first human genetically edited babies, twin girls. This claim, and another that Dr. He had helped create a second gene-edited pregnancy, was subsequently confirmed by Chinese authorities and was negatively received by the public, in particular by those in the scientific community. News reports indicate that Dr. He was sentenced to three years in prison and fined $430,000 in December 2019 by the Chinese government for illegal medical practice in connection with such activities. In the wake of the claim, the World Health Organization established a new advisory committee to create global governance and oversight standards for human gene editing. The Alliance for Regenerative Medicine in Washington, D.C. has called for a voluntary moratorium on the use of gene editing technologies, including CRISPR/Cas9, in research that involves altering human embryos or human germline cells and has also released principles for the use of gene editing in therapeutic applications endorsed by a number of companies that use gene editing technologies. Similarly, the NIH has announced that it would not fund any use of gene editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the UK prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in many other European countries.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability to us from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. For example, pursuant to our Amended A&R Vertex JDCA, Vertex has the right to conduct all commercialization activities relating to CASGEVY throughout the world and net profits and net losses, as applicable, incurred under the agreement are allocated 40% to CRISPR and 60% to Vertex. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even If We, Or Any Collaborators We May Have, Obtain Marketing Approvals For Any Product Candidates We Develop, The Terms Of Approvals And Ongoing Regulation Of Our Products Could Require The Substantial Expenditure Of Resources And May Limit How We, Or They, Manufacture And Market Our Products, Which Could Materially Impair Our Ability To Generate Revenue.

Any product candidate for which we, or any collaborators we may have, obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents and requirements regarding recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA also may place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA, must submit a proposed REMS before it can obtain approval. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

The Commercial Success Of Any Of Our Products or Product Candidates Will Depend Upon Its Degree Of Market Acceptance By Physicians, Patients, Third-party Payors And Others In The Medical Community.

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from FDA in the United States, the EMA in the EU and other regulatory authorities internationally, the commercial success of our products or product candidates will depend, in significant part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our products or product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

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

We Face Significant Competition In The Biotechnology And Pharmaceutical Industries.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene editing, gene therapy and cell therapy. In addition, we compete with companies working to develop therapies in areas related to our specific research and development programs. Our platform and product focus is on the development of therapies using CRISPR/Cas9 gene editing technology. For a detailed discussion of the competition that we face with respect to our business, including our platform, product indications, other technologies (e.g. small molecule, antibody, or protein therapies), gene editing technology, gene or cell therapies, intellectual property, new technologies, personnel, clinical trial locations, reimbursement opportunities and collaborators, please see the section entitled “Business—Competition”. If we are unable to compete successfully in this highly competitive biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected.

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

There may be significant delays in obtaining reimbursement for newly approved products, and reimbursement coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition. For additional information, see the sections entitled “Business—Coverage, Pricing and Reimbursement” and “Business—Healthcare Reform.” See also, “Risk Factors—Risks Related to Our Relationships with Third

Parties—We Have Partnered With Vertex On Our Lead Program CASGEVY; Vertex Has Significant Control Over The CAGEVY Program.”

Risks Related to Our Relationships with Third Parties

Our Collaborators And Strategic Partners May Control Aspects Of Our Clinical Trials and Commercialization Efforts, Which Could Result In Delays And Other Obstacles In The Commercialization Of Our Proposed Products And Materially Harm Our Results Of Operations.

We have entered into strategic collaborations and licenses, including, for example, with Vertex, and may enter into additional collaborations and licenses with other third parties in the future. For some programs, we also depend on, or may in the future depend on, third-party collaborators and strategic partners to design and conduct our clinical trials, and for any approved products, the commercialization of such products. Some of these collaborations provide us with important technologies in order to more fully develop our product candidates and we may enter into collaborations with other companies to provide us with important technologies or funding for our programs. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners.

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

We Have Partnered With Vertex On Our Lead Program CASGEVY; Vertex Has Significant Control Over The CASGEVY Program.

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

Additionally, under the Amended A&R Vertex JDCA, subject to the terms and conditions of such agreement, Vertex has the right to conduct all research, development, manufacturing and commercialization activities relating to the specified product candidates and products (including CASGEVY, which received approval or clearance to be marketed for the treatment of for TDT and SCD from certain regulatory authorities in certain jurisdictions in 2023 and a subsequent approval in 2024) throughout the world subject to our reserved right to conduct certain activities. While we will continue to participate in certain aspects of such activities in an observer capacity unless and to the extent otherwise agreed to by the parties, and we and Vertex have an equal number of representatives on the joint oversight committee and transition committee, Vertex controls the development of CASGEVY or any future product candidates subject to the Amended A&R Vertex JDCA.

Our lack of control over the clinical development, manufacturing, regulatory submission and commercialization activities in certain of our agreements with Vertex could cause delays or other difficulties in the development and commercialization of product candidates, including CASGEVY, which may prevent among other things, completion of intended IND filings in a timely fashion, if at all, or the completion of or cause a delay in BLA filings or other applicable regulatory or required pricing approvals.

We must rely on Vertex to manufacture and commercialize CASGEVY. For example, the manufacture of cell and genetic therapies requires significant expertise, and even with the relevant experience and expertise, manufacturers of cell and genetic therapy products often encounter difficulties in production, including difficulties with production costs and yields, quality control, and compliance with federal, state and foreign regulations. We cannot make any assurances that Vertex will not encounter any of these problems or that it will be able to resolve or address problems that occur in a timely manner, or at all. In addition, to increase production to commercial levels, Vertex is making significant investments to coordinate manufacturing, testing, and logistics activities at a larger scale across multiple facilities to serve the geographies in which CASGEVY is approved. We cannot make any assurances that Vertex will be able to increase production to commercial levels in a timely manner, or at all. In addition, we must rely on Vertex to obtain pricing approvals in certain jurisdictions, establish and maintain relationships with authorized treatment centers that will be treating the patients who receive CASGEVY, and manage manufacturing capabilities and supply chain operations in the coordination and delivery of CASGEVY to patients at such authorized treatment centers. We have no involvement in these and other commercialization efforts for CASGEVY from which we may receive revenue and cannot control the extent or effectiveness of such commercialization efforts. Our revenues from CASGEVY may fall below our expectations and the expectations of our shareholders, which could have a material adverse effect on our results of operations and the market price of our common shares. In addition, the net profits and net losses, as applicable, incurred under the Amended A&R Vertex JDCA are allocated 40% to CRISPR and 60% to Vertex. Vertex may have additional expenditures related to the CASGEVY program that we cannot predict and that we will be required to pay our portion of or agree to pay a portion of in the future pursuant to the agreement.

In addition, the termination of any of our agreements with Vertex would prevent us from receiving any milestone, royalty payments and other benefits under such agreement, which could have a materially adverse effect on our results of operations and the market price of our common shares.

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

Our Collaborators Or Strategic Partners May Decide To Adopt Alternative Technologies Or May Be Unable To Develop Commercially Viable Products With Our Technology, Which Would Negatively Impact Our Financial Results And Our Strategy To Develop These Products.

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of our CRISPR/Cas9 gene editing technology. Additionally, because our current collaborators or strategic partners are and we anticipate that any future collaborators or strategic partners will be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our CRISPR/Cas9 gene editing technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. For example, ViaCyte (a wholly owned subsidiary of Vertex) elected to opt-out of our diabetes collaboration. As a result, going forward we will be solely responsible for the costs associated with the diabetes program and we will owe ViaCyte certain opt-out royalties pursuant to the ViaCyte JDCA, which will increase our expenses. Furthermore, the failure to develop and commercialize a product candidate pursuant to our agreements with our current or future collaborators would prevent us from receiving future milestone and royalty payments which would negatively impact our financial results.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, we have granted exclusive rights to Vertex for certain genetic targets, and during the term of the collaboration agreements, we will be restricted from granting rights to other parties to use our gene editing technology to pursue therapies that address these genetic targets. The non-competition provisions in such agreements could limit our ability to enter into strategic collaborations with future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If we are unable to negotiate and enter into new collaborations, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue or engage in workforce reductions to save capital.

We Rely On and Expect To Rely On Third Parties To Conduct Our Clinical Trials And Certain Aspects Of Our Preclinical Studies For Our Product Candidates. If These Third Parties Do Not Successfully Carry Out Their Contractual Duties, Comply With Regulatory Requirements Or Meet Expected Deadlines, We May Not Be Able To Obtain Regulatory Approval For Or Commercialize Our Product Candidates And Our Business Could Be Substantially Harmed.

We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct future clinical trials and we currently rely on third parties to conduct certain aspects of our preclinical studies for our product candidates. Nevertheless, we are responsible for ensuring that each of our preclinical studies, clinical trials and any future preclinical studies and clinical trials we sponsor are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each such study or clinical trial is conducted in accordance with the general investigational plan and protocols for such study or trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as Good Clinical Practices, or GCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. We also rely on and expect to continue to rely on contract manufacturing organizations to produce certain of our clinical trial materials. See, for example, "Risk Factors--Risks Related to Manufacturing--We Expect To Rely On Third Parties To Manufacture Our Clinical Product Supplies, And We Intend To Rely On Third Parties For At Least A Portion Of The Manufacturing Process Of Our Product Candidates. Our Business Could Be Harmed If The Third Parties Experience Supply Chain Shortages, Fail To Provide Us With Sufficient Quantities Of Product Inputs Or Fail To Do So At Acceptable Quality Levels Or Prices" for additional information.

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

Although we generally design the clinical trials for our product candidates and intend to design the clinical trials for our future product candidates, CROs conduct and will continue to conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Our Relationships With Healthcare Providers, Physicians, And Third-party Payors Are Subject To Applicable Anti-kickback, Fraud And Abuse And Other Healthcare Laws And Regulations, Which Could Expose Us To Criminal Sanctions, Civil Penalties, Exclusion From Government Healthcare Programs, Contractual Damages, Reputational Harm And Diminished Profits And Future Earnings.

To the extent that we commercialize product candidates or provide support and assistance to collaborators who commercialize medical products, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the U.S. federal government and states as well as other national, regional or local governments in other jurisdictions in which we conduct our business.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any products or product candidates that we may develop for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates for which we obtain marketing approval. See the section entitled “Business—Healthcare Law and Regulation.”

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

The manufacturing process used to produce CRISPR/Cas9-based product candidates are novel, may be complex, and there is limited industry experience implementing and executing such processes to meet clinical and commercial production demand. Several factors could cause production interruptions, including inability to develop novel manufacturing processes, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, including pandemics, disruption in utility services, human error or disruptions in the operations of our suppliers, including acquisition of a supplier by a third party or declaration of bankruptcy. The expertise required to manufacture these product candidates may be unique to a particular contract manufacturing organization, and as a result, it would be difficult and time consuming to find an alternative contract manufacturing organization. Failure or process defects in any of the interrelated systems at either our manufacturing facility or those of our third-party manufacturers, could adversely impact our ability to manufacture and supply cell therapy product candidates and certain components thereof intended for research, clinical and, if approved, commercial production.

Our product candidates will require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of biologics generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we will employ multiple steps to control the manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory, or other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

Our partner, Vertex, is the manufacturer and exclusive license holder of CASGEVY. For additional information regarding the manufacture of CASGEVY, please see “Risk Factors—Risks Related to Our Relationships with Third Parties—We Have Partnered With Vertex On Our Lead Program CASGEVY; Vertex Has Significant Control Over The CAGEVY Program.”

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

We Are Subject To Regulatory And Operational Risks Associated With Our Internal Manufacturing Facility.

We have an approximately 50,000 square foot cell therapy manufacturing facility in Framingham, Massachusetts intended for clinical and commercial production of our product candidates and certain components thereof for certain of our programs. We are following cGMP processes necessary to release product for our clinical trials and meet all requirements from regulatory agencies, including the FDA, to allow us to support research, clinical and commercial production of our wholly-owned cell therapy product candidates and certain components thereof for certain of our programs. We can provide no assurances that we will be able to support or operate our facility to support our intended internal manufacturing capabilities and/or needs or comply with regulatory agency requirements. While the design of our facility is based on current standards for biotechnology facilities, it was not pre-approved by any regulatory agency, nor has the facility been inspected by any regulatory agency such as the FDA. In constructing our facility in Framingham, Massachusetts, we have incurred substantial expenditures, and expect to incur significant additional expenditures operating our facility in the future.

We Expect To Rely On Third Parties To Manufacture Our Clinical Product Supplies, And We Intend To Rely On Third Parties For At Least A Portion Of The Manufacturing Process Of Our Product Candidates. Our Business Could Be Harmed If The Third Parties Experience Supply Chain Shortages, Fail To Provide Us With Sufficient Quantities Of Product Inputs Or Fail To Do So At Acceptable Quality Levels Or Prices. Our Third Party Contract Manufacturing Partners Are Subject To Regulatory And Operational Risks.

Although we have established internal manufacturing capabilities and have established our own cell therapy manufacturing facility, we still rely on outside vendors to manufacture supplies and process our product candidates in connection with any clinical trial we undertake of such product candidates. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

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
•
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel; and
•
our contract manufacturers may manufacture defective or otherwise dangerous products that could result in injury to consumers during clinical trials or once commercialized for sale to the public, if not discovered by us.

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

Swiss Corporate Governance With Respect To Executive Compensation May Affect Our Business.

Swiss corporate law, among other things, (a) requires an annual binding shareholder “say on pay” vote with respect to the compensation of members of our executive management team and board of directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and board of directors and (c) requires companies to specify various compensation-related matters in their articles of association, thus requiring them to be approved by a shareholders’ vote. At our annual general meetings, our shareholders are required to approve the maximum aggregate compensation of our board of directors and our executive management team. Swiss law further provides for criminal penalties against directors and members of executive management in case of non-compliance with certain of the requirements regarding compensation. Such provisions may negatively affect our ability to attract and retain executive management and members of our board of directors.

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

We Are At Risk of Product Liability And Other Product-Related Claims And Lawsuits, Which Could Cause Us To Incur Substantial Liabilities And Could Limit Commercialization Of Any Product Candidates That We May Develop.

We will face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk of claims and litigation relating to our products if and when we commercially sell any product candidates that we may develop. For example, we may be sued, or claims may be made against us, if our informed consents for subjects or patients in any clinical trials are or are alleged to be inadequate or inaccurate in any way or fail to fully inform subjects or patients of any potential risks involved with their participation or other material or required information. We may also be sued, or claims may be made against us, if our product candidates cause or are perceived or alleged to cause injury, or even death, or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or after sale and use by consumers or when used in conjunction with other medications, even if recommended for such use. Any such product liability claims may include, without limitation, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, fraud/misrepresentation, inadequate labeling, marketing, or promotional claims or a breach of warranties, among other claims. Claims could also be asserted under state consumer protection laws, common law, or other statutes or regulations.

If we cannot successfully defend ourselves against product liability claims or other claims relating to our products, including without limitation that our products caused injuries or death, we could incur substantial liabilities or be required to limit commercialization of our product candidates, as well as risk corresponding regulatory enforcement action. Even successful defense would require significant financial and management resources. Even if our agreements with any past or future corporate collaborators entitle us to indemnification in whole or in part against losses, such indemnification may not be available or adequate should any claim arise. Regardless of merit or eventual outcome, liability claims may result in, among other things:

•
decreased demand or a decline in price for any product candidates that we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants and inability to enroll future participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards to trial participants or patients;
•
initiation of investigations by regulatory authorities or other regulatory actions or proceedings;
•
loss of revenue;
•
product recalls, withdrawals or labeling, packaging, marketing or promotional modifications or restrictions;
•
diversion of management's time and our resources; and
•
the inability to commercialize any product candidates that we may develop.

Although we have obtained product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. Further, we anticipate that we will need to increase our insurance coverage if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, or under any indemnification agreements with collaborators, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results. Also, please see, "Risk Factors--Risks Related to Information Security and Data Privacy--Our Internal Computer Systems, Or Those Of Our Collaborators Or Other Contractors Or Consultants, May Fail Or Suffer Security Breaches, Which Could Result In A Material Disruption Of Our Product Development Programs."

Our Business Operations Have a Substantial International Footprint and We May Further Expand In The Future, Which Presents Challenges In Managing Our Business Operations.

We are headquartered in Zug, Switzerland and have offices in the United States. In addition, we may expand our international operations into other countries in the future. While we have acquired significant management and other personnel with substantial experience, conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including, among other things:

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

Our success depends in large part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other jurisdictions with respect to our CRISPR/Cas9 platform technology and any proprietary product candidates and technology we develop. We rely upon a combination of intellectual property rights, including patent rights, trade secret protection and confidentiality agreements to protect the intellectual property related to our gene editing technology and product candidates. Presently we have rights to certain intellectual property, through licenses from third parties and under patent rights that we own, to develop our gene editing technology and/or product candidates. For example, through our 2014 exclusive license with Dr. Charpentier, we exclusively license certain rights to a worldwide patent portfolio, including more than one hundred (100) granted or allowed patents, as well as pending patent applications, which covers various aspects of our gene editing platform technology, including, for example, compositions of matter (e.g., CRISPR/Cas9 systems), and methods of use, including the use of a CRISPR/Cas9 system for gene editing. We refer to this worldwide patent portfolio as the “Patent Portfolio”. In addition, we have filed numerous patent applications covering our product candidates, which cover various aspects of our product candidates, including, for example, compositions of matter, as well as methods of making and using.

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

Further, third parties routinely file international counterparts of their U.S. applications, some of which have been granted or could in the future be granted in Europe and/or other non-U.S. jurisdictions. We, as well as other parties have initiated opposition proceedings against some of these grants, and we may in the future oppose other grants to these or other applicants. Similarly, our intellectual property is and may in the future become involved in opposition proceedings in Europe or other jurisdictions, such as, for example, in Australia, Japan, China, and India. These oppositions could lead to the revocation of the patents in whole or in part, or could lead to the claims being narrowed in a way that could impair or preclude our ability to enforce the patents against competitors in Europe. For example, in February 2018, several parties filed oppositions in the European Patent Office to the grant of our first in-licensed European patent. Later in 2018 and in 2019, several parties filed oppositions in the European Patent Office to the grant of both our second and third in-licensed European patents. Opposition proceedings can lead to the revocation of a patent in its entirety; the maintenance of the patent as granted, or the maintenance of a patent in amended form. Opposition proceedings typically take years to resolve, including the time taken by appeals that can be filed by any of the parties. We cannot guarantee the outcome of the oppositions to our in-licensed European patent, and an adverse result could preclude us from enforcing our rights in Europe against third parties. For example, in early 2020, the European Patent Office upheld our first in-licensed European patent in amended form; in late 2021, they revoked our second European patent; and in 2022, the European Patent Office upheld our third European patent in amended form. The decisions on the first and third European patents have been appealed and the appeal is pending.

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

We currently have rights to intellectual property, through in-licenses from third parties, to identify and develop product candidates, as well as use other technologies. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of gene editing technology and filing patent applications potentially relevant to our business. For example, we are aware of several third-party patent applications that, if issued, may be construed to cover our gene editing technology and product candidates. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. We may also require licenses from third parties for certain modified or improved components of gene editing technology, such as modified nucleic acids or proteins, as well as non-CRISPR/Cas9 technologies such as delivery methods that we are evaluating for use with product candidates we may develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and gene editing technology. The licensing or acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established, or have greater resources than we do may be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates or technology that we may seek to acquire. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program, technology, or product candidate, or discontinue the practice of our core CRISPR/Cas9 gene editing technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Third parties have raised challenges to the validity of certain of our in-licensed patent applications, such as our in-licensed CRISPR/Cas9 patent applications in the context of third-party observations and oppositions filed, for example, in Europe, Australia, Japan, China and India, and in the U.S. interferences, and may in the future raise similar claims related to our in-licensed and owned patent applications and patents before administrative bodies in the United States or in other jurisdictions, even outside the context of litigation. Mechanisms for challenging the validity of patents in patent offices include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in non-U.S. jurisdictions (e.g., opposition proceedings). Such proceedings could – after exhausting available appeals – result in the loss of our patent applications or patents, or their narrowing in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

The field of gene editing, especially in the area of gene editing technology, is still in its infancy. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

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

The intellectual property rights to which we have in-licensed under Dr. Charpentier’s joint interest are co-owned by California, which has indicated that one or more of the inventions were made under Grant No. GM081879 awarded by the National Institute of Health. These rights are therefore subject to certain federal regulations. The U.S. government has certain rights pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, to patents covering government rights in certain inventions developed under a government-funded program. These rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to achieve practical application of the invention in the field of use; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” The U.S. government also has the right to take title to these inventions if we, or the applicable contractor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable contractor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future patents covering inventions is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Our success, like other companies in the biotech and pharmaceutical sectors, relies heavily on intellectual property, especially patents. Patent acquisition and enforcement in our industry are complex, expensive, and uncertain due to technical and legal intricacies.

Changes in patent laws or their interpretation can exacerbate these uncertainties and increase costs, particularly with the shift in the United States from a "first to invent" to a "first-to-file" patent system since March 2013. This change means that the first applicant, not necessarily the first inventor, can secure a patent. As patent applications are confidential initially, it is uncertain whether we were the first to file or invent our technology.

The Leahy-Smith America Invents Act introduced significant changes, including a lower burden of proving patent invalidity in USPTO proceedings compared to federal courts, which could make it easier for third parties to challenge our patents. Recent decisions from the U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit have also narrowed patent protections and weakened patent owners' rights, creating uncertainty about patent validity and enforceability. These changes, along with potential future legal developments, could weaken our ability to secure new patents or enforce existing ones.

Geopolitical events can also affect patent processes. For instance, U.S. and foreign government actions regarding Russia's invasion of Ukraine might impede patent filing and maintenance in Russia. A 2022 Russian decree allows exploitation of patents from certain foreign entities without consent, potentially affecting our competitive position and business.

Furthermore, the recently-formed European Unified Patent Court, or UPC, allows for centralized patent revocation proceedings in the EU. Although we do not currently own European patents that become subject to this court's jurisdiction, our future European patents that become subject to this court's jurisdiction could present risks that might affect our business and commercialization efforts in Europe. The UPC's evolving laws may affect our ability to defend or enforce those European patents. We may opt out of the UPC's jurisdiction for our future European patents, but compliance challenges remain.

Overall, the evolving patent laws present ongoing challenges and may affect our business and intellectual property strategy.

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

Risks Related to The Ownership of Our Common Shares

We Have Broad Discretion In The Use Of Our Cash Reserves And May Not Use Such Cash Reserves Effectively.

Our management has broad discretion to use our cash reserves and could use our cash reserves in ways that do not improve our results of operations or enhance the value of our common shares. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common shares to decline, and delay the development or commercialization of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

Sales Of A Substantial Number Of Our Common Shares In The Public Market Could Cause Our Share Price To Fall.

Sales of a substantial number of our common shares in the public market or the perception that these sales might occur could depress the market price of our common shares, could make it more difficult for you to sell your common shares at a time and price that you deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common shares. For example, we actively maintain a sales agreement with Jefferies under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share. As of December 31, 2023, we have $385.6 million remaining under our current prospectus supplement and have issued and sold an aggregate of 1.5 million common shares at an average price of $139.91 per share for aggregate proceeds of $211.5 million, which were net of equity issuance costs of $2.9 million.

We Do Not Expect To Pay Dividends In The Foreseeable Future.

We have not paid any dividends since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that any earnings will be reinvested in our business and that no dividends will be paid prior to the time we have an established revenue stream to support continuing dividends. The proposal to pay future dividends to shareholders will in addition effectively be at the discretion of our board of directors and shareholders after taking into account various factors including our business prospects, cash requirements, financial performance and new product development. In addition, payment of future dividends is subject to certain limitations pursuant to Swiss law or by our articles of association. Accordingly, investors cannot rely on dividend income from our common shares and any returns on an investment in our common shares will likely depend entirely upon any future appreciation in the price of our common shares. Dividends, if any, paid on our common shares are subject to Swiss federal withholding tax, except if paid out of reserves from capital contributions, or Kapitaleinlagen. For additional information, please see "Risk Factors—Risks Related to The Ownership of Our Common Shares—Our Status As A Swiss Corporation May Limit Our Flexibility With Respect To Certain Aspects Of Capital Management And May Cause Us To Be Unable To Make Distributions Without Subjecting Our Shareholders To Swiss Withholding Tax".

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

Provisions in our articles of association may discourage, delay or prevent an acquisition of our Company or changes in the composition of our board of directors. Among other things, these provisions require the approval of at least two thirds of represented shares present or voting at a shareholder meeting for the removal of a member of our board of directors and to increase the maximum number of members of our board of directors; limit the accumulated voting rights of any person or entity to 15% of our registered share capital; limit the voting rights of an acquirer of more than 5% of our registered share capital in a transaction or series of transactions in which our board of directors did not provide for an exemption, which could prevent or delay a change in control of our Company; provide that the board of directors is authorized to conduct one or more increases of the Company’s share capital, at any time until June 8, 2028, or the expiry of the capital band, if earlier (see “Risk Factors—Risks Related to The Ownership of Our Common Shares—Our Status As A Swiss Corporation May Limit Our Flexibility With Respect To Certain Aspects Of Capital Management And May Cause Us To Be Unable To Make Distributions Without Subjecting Our Shareholders To Swiss Withholding Tax”), to issue a specified number of shares within the limit of the capital band, which under our current capital band is approximately sixteen percent of the share capital registered in the commercial register, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances; provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately thirty-five percent of the share capital registered in the commercial register, without obtaining additional shareholder approval, (i) through the exercise of conversion and/or option rights granted in connection with bonds or similar instruments, including convertible debt instruments, and (ii) in connection with the exercise of options granted to employees or other service providers of the Company or any of its subsidiaries; and provide that a merger or demerger transaction requires the affirmative vote of at least two thirds of the shares represented at a shareholders’ meeting.

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

Our articles of association as in force allow our shareholders to introduce a capital band authorizing the board of directors to increase the share capital without additional shareholder approval. The capital band approved by our shareholders will expire on June 8, 2028 and is limited to approximately sixteen percent of our currently registered share capital pursuant to the articles of association in force. Subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe to any new issuance of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, the payment of dividends and the cancellation of treasury shares must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

Under Swiss law, a Swiss corporation may pay dividends only if the corporation has sufficient distributable profits, or if the corporation has distributable reserves, each as evidenced by its audited standalone statutory balance sheet, and after allocations to reserves required by Swiss law and our articles of association have been deducted. Freely distributable reserves are generally booked either as "statutory capital reserves" (gesetzliche Kapitalreserven, contributions received from shareholders) or in the statutory or voluntary "retained earnings.” Distributions may be made out of registered share capital—the aggregate par value of a company’s registered shares—only by way of a capital reduction. We will not be able to pay dividends or make other distributions to shareholders on a Swiss withholding tax-free basis in excess of our aggregate qualifying contributions and registered share capital unless we increase our share capital or our reserves from capital contributions. We would also be able to pay dividends out of distributable profits or freely distributable reserves, but such dividends would be subject to Swiss withholding taxes. There can be no assurance that we will have sufficient distributable profits, capital reserves, retained earnings or registered share capital to pay a dividend or effect a capital reduction, that our shareholders will approve dividends or capital reductions proposed by us or that we will be able to meet the other legal requirements for dividend payments or distributions as a result of capital reductions.

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

During our 2023 taxable year we believe that we had certain shareholders that were Ten Percent Shareholders for U.S. federal income tax purposes. However, our CFC status for the taxable year ending on December 31, 2023 and our current taxable year is unknown and we may be a CFC for the taxable year ending on December 31, 2023, our current taxable year or a following year. In addition, recent changes to the attribution rules relation to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. Furthermore, it is possible that our non-United States subsidiaries will be CFCs for the current taxable year or a future taxable year even if we are not a CFC for such taxable year(s). U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Because it is possible we were a PFIC for the 2022 taxable year, we provided information necessary for our shareholders to make a qualified electing fund, or QEF, election with respect to us for the 2022 taxable year. We provided such information on our website (www.crisprtx.com). A U.S. holder that makes a QEF election with respect to our shares is required to include a pro rata share of our income on a current basis, whether or not we make distributions. For the 2022 taxable year, the Company-wide amount of ordinary earnings and net capital gain for purposes of the QEF inclusion rules was $0.0 million of ordinary earnings and $0.0 net capital gain, and we may have material amounts of ordinary earnings and/or net capital gain for purposes of the QEF inclusion rules in the 2023 taxable year or future taxable years. Although we have not yet determined whether we are a PFIC for the 2022 taxable year or the current taxable year, it is possible that we may be a PFIC for the 2022 taxable year and / or current taxable year as well. We will endeavor to provide to you, for each taxable year that we are or may be a PFIC, a PFIC Annual Information Statement containing information necessary for you to make a QEF election with respect to us. Alternatively, a U.S. holder may be able to make a mark-to-market election, assuming that our shares constitute “marketable” securities under the Code, which generally avoids the adverse consequences of PFIC status discussed above, but would require a U.S. holder to annually report as ordinary income any increase in value of our shares during the year (as well as generally allowing deductions for any decrease in the value of our shares).

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

We are organized under the laws of Switzerland and our registered office and domicile is located in Zug, Switzerland. Moreover, previously certain of our directors and executive officers were not residents, and again in the future could not be residents, of the United States, and all or a substantial portion of the assets of such persons were located, or could be in the future, located, outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us or upon such persons or to enforce against them judgments obtained in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the federal securities laws of the United States. We have been advised by our Swiss counsel that there is doubt as to the enforceability in Switzerland of original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent solely predicated upon the federal and state securities laws of the United States. Original actions against persons in Switzerland based solely upon the U.S. federal or state securities laws are governed, among other things, by the principles set forth in the Swiss Federal Act on Private International Law. This statute provides that the application of provisions of non-Swiss law by the courts in Switzerland shall be precluded if the result is incompatible with Swiss public policy. Also, mandatory provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.

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

Risks Related to Information Security and Privacy

We May Fail To Comply With Evolving European And Other Privacy Laws.

We are subject to European privacy laws, such as the GDPR, where we collect and use personal data related to Europe, including in connection with conducting our clinical trials in the EEA and the and Swiss data protection regime. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal data, implementing safeguards to protect the security and confidentiality of personal data, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, ensuring certain accountability measures and record-keeping. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or the “SCCs”, and the UK International Data Transfer Agreement/Addendum, or the “UK IDTA”) has been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

Failure to comply with the GDPR and any supplemental EEA Member State or UK national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in substantial penalties, including potential fines of up to the greater of €20 million (£17.5 million under the UK GDPR) or 4% of our total worldwide annual turnover. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR remains a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In particular, EEA Member States have implemented national laws which may partially deviate from the EU GDPR and impose different and more restrictive obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows EU Member State nations to enact laws that impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or Data Reform Bill into the UK legislative process to reform the UK’s data protection regime following Brexit. If passed, the final version of the Data Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the UK, in particular to the United States, in compliance with European data protection laws. In some cases, we rely upon the recently updated standard contractual clauses (new standard contractual clauses) to legitimize transfers of personal data out of the

EEA from controllers or processors established outside the EEA (and not subject to the GDPR). The UK is not subject to the EC's new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the UK. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks.

Switzerland has adopted a revised data protection regime. As a general matter, Switzerland’s national data protection regime is aligned to the EU’s data protection regime. Switzerland’s data protection regime has similar restrictions on data transfers from Switzerland to recipients outside the EEA and UK. It is expected that the restrictions will change to facilitate data transfers from Switzerland to recipients in the United States under the Framework.

We expect that we will continue to face uncertainty as to whether our efforts to comply with any obligations under European privacy laws will be sufficient. A failure to comply with European data protection laws, could result in data protection authority enforcement action, which could result in fines and other penalties, private litigation or adverse publicity and could negatively affect our operating results and business. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. Claims that we have violated individuals' privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Our Internal Information Technology Systems, Or Those Of Our Collaborators Or Other Contractors Or Consultants, May Fail Or Suffer Security Breaches, Which Could Result In A Material Disruption Of Our Product Development Programs.

Our internal information technology systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, ransomware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification encryption through ransomware, or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks such as a denial of service and insider threats. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

The Market Price Of Our Common Shares Has Been Volatile and Fluctuate Substantially, Which Could Result In Substantial Losses For Shareholders.

Our share price has been, and in the future may be, subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our shares traded within a range of a high price of $220.20 and a low price of $11.63 per share for the period beginning on October 19, 2016, our first day of trading on the Nasdaq Global Market, through December 31, 2023. As a result of this volatility, our shareholders could incur substantial losses. In addition, the market price for our common shares may be influenced by many factors, including:

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

Unfavorable Global Economic Conditions Could Adversely Affect Our Business, Financial Condition Or Results Of Operations.

Our results of operations could be adversely affected by general conditions in the global economy, disruption of global financial markets and a recession or market correction, including, for example, as a result of the coronavirus pandemic, political unrest, including as a result of geopolitical tension such as a deterioration in the relationship between the United States and China, escalation of tensions between China and Taiwan, the ongoing military conflict between Russia and Ukraine and related sanctions imposed against Russia, or the Israel-Hamas war, and other global macroeconomic factors such as inflation. Such conditions could reduce our ability to access capital, which could in the future negatively affect our liquidity and could materially affect our business and the value of our common stock.

Our Business May Be Adversely Affected By A Pandemic, Epidemic Or Outbreak Of An Infectious Disease, Such As The Recent Coronavirus Pandemic And The Emergence of Additional Variants.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party contract manufacturers and contract research organizations upon whom we rely, as well as our ability to recruit patients for our clinical trials.

The recent coronavirus pandemic had unpredictable impacts on global societies, economies, financial markets, and business practices around the world. For example, we experienced, and may experience again, some temporary delays or disruptions due to the coronavirus pandemic, including pauses in and delays to patient dosing, limited or reduced patient access to ICU beds, hospitals and healthcare resources generally, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites. In addition, certain of our third-party manufacturers and suppliers paused their operations as a result of the pandemic, and may in the future pause their operations again if additional waves of the coronavirus or other pandemics impact local communities and/or as a result of national and local regulations. While the global public health emergency declaration related to the coronavirus ended in May 2023, we continue to actively monitor and manage our response and continue to evaluate the actual and potential impacts to our business operations, including on our ongoing and planned clinical trials. We will continue to work closely with our third-party vendors, collaborators, and other parties in order to seek to advance our programs and pipeline of product candidates, while keeping the health and safety of our employees and their families, partners, third-party vendors, healthcare providers, patients and communities a top priority.

Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our operations and financial results.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank, Signature Bank and Silvergate Capital Corp., after each bank was unable to continue their operations. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused market prices of regional bank stocks to plummet. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

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

Disruptions At The FDA, The SEC and Other Government Agencies Caused By Funding Shortages Or Potential Funding Shortages Could Hinder Their Ability To Hire And Retain Key Leadership And Other Personnel, Prevent New Products And Services From Being Developed Or Commercialized In A Timely Manner, Or Otherwise Prevent Those Agencies From Performing Normal Business Functions, Which Could Negatively Impact Our Business And Our Timelines.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management

In the ordinary course of our business, we use, store and process data including data of our employees, partners, collaborators, and vendors. We also process anonymized information about participants in clinical trials involving certain of our product candidates. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems.

Our cybersecurity risk management program includes a number of components, including information security program assessments and continuous monitoring of critical risks from cybersecurity threats using automated tools. We periodically engage third parties to conduct risk assessments on our systems, including penetration testing and other vulnerability analyses. Our finance department, with the assistance of outside technical advisors, periodically conducts an internal assessment of different systems to assess our risk management processes, including cybersecurity risk management. Additionally, we have implemented an employee education program that is designed to raise awareness of cybersecurity threats, including risks posed by phishing attempts. This training is included during the employee onboarding process and periodically thereafter. As part of our cybersecurity risk management program, we maintain processes to assess and review the cybersecurity practices of third-party vendors and suppliers. Prior to engaging third-party vendors and key suppliers, we conduct a security assessment and, as appropriate, include security requirements in contracts. We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, we have, from time to time, experienced threats to and security incidents related to our data and systems, including phishing attacks. For more information on our cybersecurity related risks, see “Risk Factors—Risks Related to Information Security and Privacy—Our Internal Information Technology Systems, Or Those Of Our Collaborators Or Other Contractors Or Consultants, May Fail Or Suffer Security Breaches, Which Could Result In A Material Disruption Of Our Product Development Programs.”

Governance

Under the ultimate direction of our chief executive officer, or CEO, and our executive management team (including our General Counsel who serves as our Chief Compliance Officer), with oversight from our Audit Committee of the Board of Directors, or Audit Committee, our Head of Information Technology, or Head of IT, has primary responsibility for assessing, operating and managing our cybersecurity threat management program. Our Head of IT meets periodically with our Chief Compliance Officer to discuss current developments in the cybersecurity landscape and our cybersecurity risk management program, including providing updates regarding the sources and nature of critical risks we face and how the IT department assesses those risks, including the likelihood of such risks, the severity of impact, and progress on vulnerability remediation.

Our Chief Compliance Officer and Head of IT consult with other members of our information technology department, and with third parties with expertise in cybersecurity, including a virtual Chief Information Security Officer, or vCISO, to develop strategies to assess, address and align cybersecurity efforts with our business objectives and operational requirements. The Head of IT role is currently held by an individual who has over 20 years of experience with information security and business systems, including digital infrastructure and cybersecurity. The individual currently operating as our vCISO has over 15 years of experience in providing services as an enterprise vCISO across various industries, including life sciences and national defense and has advised various agencies of the U.S. federal government.

As part of our Board of Directors’, or Board’s, enterprise risk management program, our Board has responsibility for oversight of cybersecurity risk management. Our Board has delegated to our Audit Committee oversight of our cybersecurity risk management program, including oversight of information security and cybersecurity threats and related compliance and disclosure requirements. On an annual basis, our Head of IT and vCISO provide an update to our Audit Committee regarding our cybersecurity risk management program, including as relates to critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. The Audit Committee periodically reports on cybersecurity risk management to the full Board of Directors.

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

We also lease laboratory and office space, for example, in San Francisco, California. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

In the ordinary course of business, we are or have been from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, our intellectual property estate (including the Patent Portfolio), commercial arrangements and other matters. Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office and the European Patent Office or patent offices in other countries, involving our intellectual property estate including the Patent Portfolio. The outcome of any of the foregoing, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.

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

The graph set forth below compares the cumulative total stockholder return on our shares between December 31, 2018 and December 31, 2023, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2018 in our common shares, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Holders

As of February 16, 2024, we had approximately 17 holders of record of our common shares. This number does not include beneficial owners whose shares were held in street name.

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

Overview

We are a leading gene editing company focused on the development of CRISPR/Cas9-based therapeutics. CRISPR/Cas9 is a revolutionary technology for gene editing, the process of precisely altering specific sequences of genomic DNA. We aim to apply this technology to disrupt, delete, correct and insert genes to treat genetic diseases and to engineer advanced cellular therapies. We have advanced this technology from discovery to an approved medicine with unparalleled speed, culminating in the landmark first approval of a CRISPR-based therapy, CASGEVY (exagamglogene autotemcel [exa-cel]), in 2023 with our collaborators at Vertex Pharmaceuticals Incorporated, or Vertex. We believe that the combination of our technology, research and development capabilities, and proven ability to execute may enable us to create an entirely new class of highly effective and potentially curative therapies for patients with both rare and common diseases for whom current biopharmaceutical approaches have had limited success.

The use of CRISPR/Cas9 for gene editing was co-invented by one of our scientific founders, Dr. Emmanuelle Charpentier, the Acting and Founding Director of the Max Planck Unit for the Science of Pathogens in Berlin, Germany. Dr. Charpentier and her collaborators published work elucidating the mechanism by which the Cas9 endonuclease, a key component of CRISPR/Cas9, can be programmed to cut double-stranded DNA at specific locations. Dr. Charpentier and her collaborator, Dr. Jennifer Doudna of the University of California, Berkeley, shared the 2020 Nobel Prize in Chemistry for their groundbreaking work. We acquired exclusive rights to intellectual property encompassing CRISPR/Cas9 and related technologies from Dr. Charpentier and continue to strengthen our intellectual property estate through our own research and additional in-licensing efforts, furthering our leadership in gene editing therapeutics.

We have established a portfolio of therapeutic programs spanning four core franchises:

•
Hemoglobinopathies: Our most advanced program, CASGEVY, has received approval in the United States and other countries for the treatment of eligible patients with severe SCD or TDT, two genetic disorders of hemoglobin, or hemoglobinopathies, with high unmet medical need. In addition, we have further research efforts on targeted conditioning and in vivo editing of hematopoietic stem cells that have the potential to expand the number of patients that could benefit significantly.
•
Immuno-oncology and autoimmune: We are progressing multiple next-generation gene-edited cell therapy programs, including allogeneic CAR T candidates for the treatment of hematological and solid tumor cancers and autoimmune diseases.
•
In vivo approaches: We are advancing a portfolio of programs leveraging in vivo editing for both common and rare diseases, starting with the treatment and prevention of cardiovascular disease.
•
Type 1 diabetes: We have multiple parallel efforts using allogeneic, gene-edited, hypoimmune, stem cell-derived beta cells to address T1D without the need for chronic immunosuppression.

Depending on the program, we take either an ex vivo approach, in which we edit cells outside of the human body before administering them to the patient, or an in vivo editing approach, where we deliver the CRISPR-based therapeutic directly to target cells within the human body. In addition, we continue to innovate on our platform to develop next-generation technologies that can enable new therapies. Through these efforts, we aim to unlock the full potential of CRISPR/Cas9 to create medicines that can transform the lives of patients.

Our mission is to create transformative gene-based medicines for serious human diseases. We believe that our innovative research, translational expertise and clinical development experience position us as a leader in the development of CRISPR-based therapeutics.

Hemoglobinopathies

CASGEVY is a non-viral, ex vivo CRISPR/Cas9 gene-edited cell therapy, in which a patient’s own hematopoietic stem and progenitor cells are edited at the erythroid specific enhancer region of the BCL11A gene through a precise double-strand break. This edit results in the production of high levels of fetal hemoglobin in red blood cells, which can compensate for the defective adult hemoglobin in patients with SCD and TDT. CASGEVY is the first therapy to emerge from our strategic partnership with Vertex Pharmaceuticals Incorporated, or Vertex, and is being advanced under a joint development and commercialization agreement between us and Vertex and certain of its affiliates.

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, Europe, Great Britain, Saudi Arabia, and Bahrain for the treatment of eligible patients 12 years and older with SCD or TDT. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

Immuno-Oncology and Autoimmune

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. We are advancing several cell therapy programs for oncology and/or autoimmune indications, including two next-generation allogeneic CAR T programs, CTX112 targeting CD19 and CTX131 targeting CD70. These product candidates incorporate two novel gene edits—knock-out of Regnase-1 and knock-out of transforming growth factor-beta receptor type 2, or TGFBR2—designed to enhance CAR T potency and reduce CAR T exhaustion. Emerging pharmacology data, including pharmacokinetics, from ongoing clinical trials of CTX112 and CTX131, indicate that the novel potency gene edits lead to significantly higher CAR T cell expansion and functional persistence in patients compared to our first-generation candidates that did not incorporate these edits. In addition, the next-generation candidates exhibit increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch. We are producing CTX112 and CTX131 for clinical trials at our internal GMP manufacturing facility.

CTX112 is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy. In addition, we plan to initiate a clinical trial of CTX112 in systemic lupus erythematosus in the first half of 2024, with the potential to expand into additional autoimmune indications in the future. CTX131 is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory solid tumors. In addition, we plan to expand trials of CTX131 into hematologic malignancies, including T- and B-cell malignancies.

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases as well as many common diseases. We have established a leading platform for in vivo gene editing and are rapidly advancing a broad portfolio of in vivo programs. Our first in vivo programs target the liver, taking advantage of validated LNP, delivery technologies, and aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association. For example, our first two in vivo programs, CTX310 and CTX320, aim to address cardiovascular disease by disrupting the validated targets ANGPTL3 and Lp(a), respectively. We have initiated Phase 1 clinical trials for both CTX310 and CTX320. Building upon CTX310 and CTX320, we have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both rare and common diseases. In addition, we have programs focused on gene correction in the liver, including programs leveraging technologies developed by our CRISPR-X research team. Finally, we are pursuing additional delivery technologies, including further advancements to nanoparticle technology and AAV vectors, for delivery to tissues beyond the liver, including hematopoietic stem cells.

Type 1 Diabetes

We are advancing a series of programs focused on the development of gene-edited stem cell-derived therapies for the treatment of T1D. We believe our gene editing capabilities have the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without the need for long-term immunosuppression. We have three parallel efforts to achieve this goal. First, our most advanced product candidate, CTX211, is an allogeneic, gene-edited, hypoimmune, stem cell derived product candidate in a device that is implanted into patients and intended to produce insulin in a glucose-dependent manner. This program, formerly known as VCTX211, originated from our collaboration with ViaCyte, Inc., a subsidiary of Vertex, and was developed by applying our gene editing technology to ViaCyte’s proprietary stem cell capabilities. CTX211 is being investigated in an ongoing Phase 1/2 clinical trial designed to assess the safety, tolerability and efficacy of CTX211 in adult patients with T1D. Second, we have research efforts focused on a deviceless beta cell replacement approach consisting of unencapsulated beta cells derived from edited stem cells. Third, we have granted a non-exclusive license to certain of our CRISPR/Cas9 intellectual property to Vertex to accelerate Vertex’s development of hypoimmune cell therapies for T1D, for which we received $170 million in upfront and milestone payments in 2023 and remain eligible to receive additional research and development milestones and royalties on future products.

CRISPR-X

While we have made significant progress with our current portfolio of programs, we recognize that we need to continue to innovate to unlock the full power of gene editing and bring potentially transformative therapies to even more patients. We have a dedicated early-stage research team called CRISPR-X that focuses on innovating next-generation editing modalities. CRISPR-X is developing technologies to enable whole gene correction and insertion without requiring homology-directed repair or viral delivery of DNA, such as all-RNA gene correction, non-viral delivery of DNA and novel gene insertion techniques.

Manufacturing

The manufacturing processes for cell and genetic therapies are complex and require customized systems, equipment, facilities and expertise for each program and therapy. Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we are establishing internal manufacturing capabilities and have established our own cell therapy manufacturing facility to support our multifaceted strategy to develop treatments and therapies for people suffering from serious diseases through transformative gene-based medicines. We have an approximately 50,000 square foot manufacturing facility in Framingham, Massachusetts intended for clinical and commercial production of our product candidates and certain components thereof for certain of our programs. Our operations at this facility are compliant with current Good Manufacturing Practice, or cGMP, and in 2023 we began manufacturing CTX112 and CTX131 at this facility for our clinical trials of these product candidates.

In addition to utilizing our internal manufacturing facility, we expect we will continue to rely on external manufacturing capabilities realized via contract manufacturing organization relationships in the United States and abroad. We have entered into certain manufacturing and supply arrangements with third-party suppliers to support production of our product candidates and their components. We plan to continue to rely on qualified third-party organizations to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early stage clinical trials.

Partnerships

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and to accelerate programs by accessing specific technologies and/or disease-area expertise. For additional information regarding certain of these partnerships, please see “Business—Strategic Partnerships and Collaborations.”

Vertex. We established our initial collaboration agreement in 2015 with Vertex, which focused on TDT, SCD, cystic fibrosis and select additional indications. In December 2017, we entered into a joint development and commercialization agreement with Vertex pursuant to which, among other things, we are co-developing and co-commercializing CASGEVY for TDT and SCD. In April 2021, we and Vertex amended and restated our existing joint development and commercialization agreement, pursuant to which, among other things, we will continue to develop and commercialize CASGEVY for TDT and SCD in partnership with Vertex. We also entered into a strategic collaboration and license agreement with Vertex in June 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1 and, in March 2023, we entered into a non-exclusive license agreement with Vertex for Vertex to utilize our gene editing technology in diabetes.

ViaCyte. We entered into a research and collaboration agreement in September 2018 with ViaCyte to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes, and in July 2021, we entered into a joint development and commercialization agreement with ViaCyte, or the ViaCyte JDCA. In connection with entering into the ViaCyte JDCA, our existing research collaboration agreement with ViaCyte expired in accordance with its terms. In the third quarter of 2022, Vertex announced it had acquired ViaCyte and the rights to the ViaCyte Collaboration Field, and in March 2023, we entered into an amendment to the ViaCyte JDCA pursuant to which, among other things, we adjusted certain rights and obligations of the parties thereunder. In December 2023, ViaCyte elected to opt-out of the collaboration with us for the co-development and co-commercialization of gene-edited stem cell therapies for the treatment of diabetes. Per the opt-out terms, once the opt-out is complete, the on-going collaboration assets will be wholly owned by us, subject to a royalty on future sales owed to ViaCyte. The opt-out became effective in early February 2024. The ViaCyte collaboration assets include CTX211 (formerly VCTX211), an allogeneic, gene-edited, hypoimmune, stem cell derived product candidate in a device that is implanted into patients and intended to produce insulin in a glucose-dependent manner. We are continuing to advance a Phase 1 clinical trial for CTX211 for the treatment of T1D.

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

Other Partnerships. We have entered into a number of additional collaborations and license agreements to support and complement our hematopoietic stem cell, immuno-oncology and autoimmune, in vivo and T1D programs and platform, including agreements with: Nkarta, Inc. to develop and commercialize products leveraging donor-derived, gene-edited CAR-NK cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered AAV vectors; Roswell Park Comprehensive Cancer Center to advance a gene-edited autologous CAR T program against a new target; MaxCyte, Inc. on ex vivo delivery for our hemoglobinopathy and immuno-oncology programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics, Inc. on intellectual property for our allogeneic immuno-oncology programs.

Financial Overview

Since our inception in October 2013, we have devoted substantially all of our resources to our research and development efforts, undertaking drug discovery and preclinical development activities, building and protecting our intellectual property estate, establishing internal manufacturing capabilities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred shares, common share issuances, convertible loans and payments related to certain of our collaboration agreements with strategic partners.

While we were in a net income position in certain previous years due to upfront payments associated with our collaborations with Vertex, we have a history of recurring losses and expect to continue to incur losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; maintain, defend, protect and expand our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; establish internal manufacturing capabilities and infrastructure; and incur additional costs associated with operating as a public company.

Revenue recognition

We have not generated any revenue to date from product sales. During the years ended December 31, 2023, 2022 and 2021, we recognized $370.0 million, $0.4 million and $913.1 million, respectively, of collaboration revenue, which is primarily related to our collaboration agreements with Vertex.

For the years ended December 31, 2023, 2022 and 2021, we generated $1.2 million, $0.8 million and $1.9 million, respectively, of grant revenue related to certain contracts with not-for-profit entities.

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
•
costs of purchasing lab supplies and non-capital equipment used in our preclinical activities and in manufacturing preclinical study materials, as well as supplies and materials used to manufacture clinical drug material;
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

Research and development activities are central to our business model. We expect our research and development costs to increase for the foreseeable future as our current development programs progress, new programs are added and as we continue to prepare regulatory filings. These increases will likely include the costs related to the implementation and expansion of clinical trial sites and related patient enrollment, monitoring, program management and manufacturing expenses for current and future clinical trials.

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

Collaboration expense, net

Collaboration expense, net, consists of operating expenses related to the CASGEVY program under our collaboration with Vertex. Under the Amended A&R Vertex JDCA, we have an option to defer our portion of specified costs on the CASGEVY program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. The $110.3 million for 2023 does not include amounts attributable to our share of certain costs arising from a license agreement between Vertex and a third party, which we agreed to pay to Vertex upon the occurrence of an event specified in Amendment No. 1 to the A&R Vertex JDCA and further described in Note 8 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K. We exercised our option to defer our portion of specified costs incurred in 2022 and 2023 for the CASGEVY program in excess of the amounts described above. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

Other income (net)

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

4) Allocate the transaction consideration to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction consideration is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction consideration to each performance obligation on a relative standalone selling price basis unless the transaction consideration is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. In determining these estimated standalone selling prices, we make a number of significant judgments including, for licenses, management’s assumptions regarding probability weighted projected discounted cash flows for each of the collaboration development programs. The estimated standalone selling prices are sensitive to changes in assumptions, such as probabilities of scientific success, discount rate and certain assumptions that form the basis of forecasted cash flows. In developing these assumptions, management considers both internal and external information available, including information from other guideline companies within the same industry and other relevant factors. Changes to these assumptions can have a material effect on the allocation of the transaction consideration to performance obligations, as well as the amount and timing of revenue recognized.

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

We estimate the fair value of our option awards to employees, directors and non-employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. In 2023, we changed our calculation for our volatility estimate from using a blend of the Company's data as well as peer company data to using the historical volatility of the Company's publicly traded stock for awards granted during the year. In prior periods, expected volatility was calculated based on a blend of the Company’s reported volatility data for the length of time that market data is available for the Company’s stock and the historical data for a representative group of publicly traded companies, for which historical information is available. For these analyses, the Company selected companies with comparable characteristics to itself including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computed the historical volatility data using the daily closing prices during the equivalent period of the calculated expected term of its stock-based awards. We have estimated the expected term of our employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. We have never paid, and do not expect to pay, dividends in the foreseeable future.

Recent Accounting Pronouncements

Refer to Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

The following is a discussion of the components of results of operations. This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 21, 2023.

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the dollar change in those items:

	Years Ended December 31,		Period to
	2023	2022	Period Change
	(in thousands)
Revenue:
Collaboration revenue	$370,000	$436	$369,564
Grant revenue	1,206	762	444
Total revenue	371,206	1,198	370,008
Operating expenses:
Research and development	387,332	461,645	(74,313)
General and administrative	76,162	102,464	(26,302)
Collaboration expense, net	130,250	110,250	20,000
Total operating expenses	593,744	674,359	(80,615)
Loss from operations	(222,538)	(673,161)	450,623
Other income, net	71,816	22,661	49,155
Net loss before income taxes	(150,722)	(650,500)	499,778
(Provision) benefit for income taxes	(2,888)	325	(3,213)
Net loss	$(153,610)	$(650,175)	$496,565

Collaboration Revenue

Collaboration revenue was $370.0 million for the year ended December 31, 2023, compared to $0.4 million for the year ended December 31, 2022. Collaboration revenue for the year ended December 31, 2023 was primarily associated with the $370.0 million of payments from Vertex in connection with (i) the approval of CASGEVY, which triggered Vertex’s obligation to make a $200.0 million milestone payment to us, which is included in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2023, and (ii) the Non-Ex License Agreement, pursuant to which we agreed to license to Vertex, on a non-exclusive basis, certain of our gene editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world, which resulted in upfront and milestone payments of $170.0 million in 2023. Collaboration revenue was not significant for the year ended December 31, 2022. Refer to Note 8 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of revenue recognized related to Vertex.

Grant Revenue

Grant revenue was $1.2 million and $0.8 million, respectively, for the years ended December 31, 2023 and 2022.

Research and Development Expenses

Research and development expenses were $387.3 million for the year ended December 31, 2023, compared to $461.6 million for the year ended December 31, 2022. The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Years Ended December 31,		Period to Period
	2023	2022	Change
External research and development expenses	$130,124	$197,742	$(67,618)
Employee related expenses	83,316	81,683	1,633
Facility expenses	105,875	114,591	(8,716)
Stock-based compensation expenses	46,356	53,956	(7,600)
Other expenses	2,703	2,864	(161)
Sublicense and license fees	18,958	10,809	8,149
Total research and development expenses	$387,332	$461,645	$(74,313)

The decrease of approximately $74.3 million was primarily attributable to the following:

•
$67.6 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs;

•
$8.7 million of decreased facility expenses due to incurring rent expense on both our current and previous U.S. headquarters for research and development for a portion of 2022, whereas in 2023, we did not incur any rent expense on our previous U.S. headquarters for research and development due to the termination of the lease;
•
$7.6 million of decreased stock-based compensation expenses primarily due to an overall decrease in the fair value of equity awards granted in 2023 and 2022; offset by
•
$8.1 million of increased sublicense and license fees, primarily attributable to research and development licenses and milestones due to strategic partners in connection with the advancement of our clinical programs.

General and administrative expenses

General and administrative expenses were $76.2 million for the year ended December 31, 2023, compared to $102.5 million for the year ended December 31, 2022. The decrease of $26.3 million was primarily attributable to decreased stock-based compensation, decreased professional services including intellectual property costs, decreased facility costs as described above, as well as decreased headcount-related expenses.

Collaboration expense, net

Collaboration expense, net, was $130.3 million for the year ended December 31, 2023, compared to $110.3 million for the year ended December 31, 2022. The increase of $20.0 million was attributable to our share of certain costs arising from a license agreement between Vertex and a third party, which we agreed to pay to Vertex upon the occurrence of an event specified in Amendment No. 1 to the A&R Vertex JDCA and further described in Note 8 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

We exercised our option to defer our portion of specified costs incurred in 2022 and 2023 for the CASGEVY program in excess of the deferral limit under the A&R Vertex JDCA, as amended. We deferred $80.9 million and $36.1 million of our share of costs incurred under the A&R Vertex JDCA, as amended, for 2023 and 2022, respectively. These deferred costs will be recognized by us when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of December 31, 2023, no such deferred amounts have been recognized. Refer to Note 8 for further discussion of our arrangements with Vertex.

Other income, net

Other income, net, was $71.8 million for the year ended December 31, 2023, compared to $22.7 million for the year ended December 31, 2022. The increase in other income, net, was due to higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of December 31, 2023, we had $1,695.7 million in cash, cash equivalents and marketable securities, of which approximately $2.7 million was held outside of the United States, and an accumulated deficit of $999.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses, as well as expenses related to potential commercialization of our product candidates, consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

At-the-Market Offerings

In August 2019, we entered into an Open Market Sale AgreementSM with Jefferies under which we were able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In connection with the August 2019 Sales Agreement, as amended, we have filed several prospectus supplements with the SEC to offer and sell, from time to time, common shares.

In 2021, we issued and sold 1.4 million common shares at an average price of $168.23 per share for aggregate proceeds of $224.5 million, which were net of equity issuance costs of $3.1 million. An additional $2.3 million of stamp taxes related to this amount was paid in 2021.

In 2022, the sale of common shares pursuant to the 2019 Sales Agreement and the current prospectus supplement was not significant.

In 2023, we issued and sold 0.5 million common shares at an average price of $72.32 per share for aggregate proceeds of $32.7 million, which were net of equity issuance costs of $0.4 million. An additional $0.3 million of stamp taxes related to this amount was paid in 2023.

As of December 31, 2023, we have $385.6 million remaining under our current prospectus supplement and have issued and sold an aggregate of 1.5 million common shares at an average price of $139.91 per share for aggregate proceeds of $211.5 million, which were net of equity issuance costs of $2.9 million.

Sources of Liquidity

Cash Flows

Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 21, 2023.

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(260,375)	$(495,741)
Net cash provided by (used in) investing activities	374,647	(258,655)
Net cash provided by financing activities	62,664	38,592
Effect of exchange rate changes on cash	73	(80)
Increase (decrease) in cash and restricted cash	$177,009	$(715,884)

Operating Activities

Net cash used in operating activities was $260.4 million for the year ended December 31, 2023, compared to net cash used in operating activities of $495.7 million for the year ended December 31, 2022. The decrease in cash used in operating activities was primarily driven by $170.0 million of upfront and milestone payments from Vertex, as well as reductions in research and development and general and administrative expenses as described above.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $374.6 million and consisted primarily of maturities of marketable securities in excess of purchases of marketable securities of $386.6 million. Net cash used in investing activities for the year ended December 31, 2022 was $258.7 million and consisted primarily of purchases of marketable securities in excess of maturities of marketable securities of $221.5 million, as well as purchases of property, plant and equipment of $37.2 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $62.7 million and consisted of net proceeds of $32.7 million from the issuance of common shares and net proceeds of $29.9 million from stock option exercises and employee stock purchase plan, or ESPP, contributions. Net cash provided by financing activities for the year ended December 31, 2022 was $38.6 million and consisted primarily of net proceeds of $37.6 million from stock option exercises and ESPP contributions.

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

Although we and our partner, Vertex, received marketing approval of CASGEVY in 2023 in certain jurisdictions, and have received a subsequent approval in 2024, most of our programs are still in early stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development, manufacture and commercialization of any current or future product candidates, if approved, or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity financings, debt financings and payments received in connection with our collaboration agreements. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable to us to do so. However, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event, including resulting from the continued spread of the coronavirus or the recent failure of certain banks and financial institutions in the United States and globally, could materially and adversely affect our business and the value of our common shares. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including: developing our delivery technologies and our gene editing technology platform; selecting appropriate product candidates to develop; completing research and preclinical and clinical development of selected product candidates; obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials; developing a sustainable and scalable manufacturing process for product candidates; launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor; obtaining market acceptance of our product candidates, either directly or with a collaborator or distributor, if approved, including for CASGEVY; addressing any competing technological and market developments; negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; maintaining good relationships with our collaborators and licensors; maintaining, defending, protecting and expanding our estate of intellectual property rights, including patents, trade secrets and know-how; and attracting, hiring and retaining qualified personnel.

Contractual and Other Obligations

Operating lease and sublease obligations

Our operating lease obligations primarily consist of lease payments on our office and laboratory facility in Boston, Massachusetts, as well as lease payments on our cell manufacturing facility in Framingham, Massachusetts, which are described in further detail in Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease and sublease obligations due within one year of December 31, 2023 are $28.7 million, and future contractual payments on operating lease and sublease obligations due greater than one year from December 31, 2023 are $293.9 million.

Other obligations

Under the A&R Vertex JDCA, as amended, we are allowed to defer a portion of our share of costs under the arrangement if spending on the CASGEVY program exceeds specified amounts. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CAGEVY program and the amounts payable are capped at a specified maximum amount per year. Deferred costs associated with the CASGEVY program have not been recognized as of December 31, 2023 because a reasonable estimate of future payments against future profitability cannot be made.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $1,695.7 million, primarily invested in U.S. Treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023, 2022 and 2021.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(COSO). Based on its assessment, our management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. See below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on Internal Control Over Financial Reporting

We have audited CRISPR Therapeutics AG’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CRISPR Therapeutics AG (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 21, 2024

Item 9B. Other Information.

On December 6, 2023, Dr. Katherine High, a member of our Board of Directors, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") with respect to the sale of up to an aggregate of 22,000 common shares of the Company pursuant to the terms of such trading plan. Dr. High's Rule 10b5-1 trading arrangement is active through March 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

See the “Index to Consolidated Financial Statements” on page F-1 below for the list of financial statements filed as part of this report.

(a)(2) Schedules other than that listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibit Index.

Exhibit Number	Description

3.1

Amended and Restated Articles of Association of CRISPR Therapeutics AG, dated June 8, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 9, 2023).

4.1*	Description of Capital Shares.

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

10.11#

Employment Agreement, dated May 23, 2022, by and between CRISPR Therapeutics, Inc. and Phuong Khanh Morrow (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022).

10.12#

Employment Agreement, dated March 14, 2023, by and between CRISPR Therapeutics, Inc. and Raju Prasad, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2023).

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

10.17#	Amendment No. 1 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2019).

10.18#	Amendment No. 2 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2020).

10.19#	Amendment No. 3 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 25, 2022).

10.20#	Amendment No. 4 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on April 26, 2023).

10.21#	CRISPR Therapeutics AG 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

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

10.28†^

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

10.29†^

Amendment No. 1 to the Amended and Restated Joint Development and Commercialization Agreement, dated December 12, 2023, by and between, on the one hand, Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited, and on the other hand, CRISPR Therapeutics AG, CRISPR Therapeutics Limited,

CRISPR Therapeutics, Inc., and TRACR Hematology Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.30†^

Non-Exclusive License Agreement, dated March 23, 2023, by and between Vertex Pharmaceuticals Incorporated and CRISPR Therapeutics AG (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2023).

10.31†

Option Agreement, dated December 13, 2019, between CRISPR Therapeutics AG and Bayer HealthCare LLC (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 12, 2020).

10.32^

Lease, dated May 5, 2020, by and between CRISPR Therapeutics, Inc. and CRP/KING 33 NY AVE. OWNER, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2021).

10.33^

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

10.35†

Lease, dated July 24, 2020, by and between CRISPR Therapeutics, Inc. and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2020).

10.36

Letter Agreement dated January 6, 2022, by and between CRISPR Therapeutics, Inc. and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 15, 2022).

10.37

Lease Commencement Date Agreement, dated May 1, 2022, by and between CRISPR Therapeutics AG and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	CRISPR Therapeutics AG Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CRISPR Therapeutics AG

Date: February 21, 2024	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of CRISPR Therapeutics AG (the “Company”), hereby severally constitute and appoint Samarth Kulkarni, Raju Prasad and James R. Kasinger, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samarth Kulkarni	Chief Executive Officer, Chairman and Director	February 21, 2024
Samarth Kulkarni	(Principal Executive Officer)

/s/ Raju Prasad	Chief Financial Officer	February 21, 2024
Raju Prasad	(Principal Financial and Accounting Officer)

/s/ Ali Behbahani	Director	February 21, 2024
Ali Behbahani

/s/ Maria Fardis	Director	February 21, 2024
Maria Fardis

/s/ H. Edward Fleming, Jr.	Director	February 21, 2024
H. Edward Fleming, Jr.

/s/ Simeon J. George	Director	February 21, 2024
Simeon J. George

/s/ John Greene	Director	February 21, 2024
John Greene

/s/ Katherine High	Director	February 21, 2024
Katherine A. High

/s/ Douglas Treco	Director	February 21, 2024
Douglas A. Treco

/s/ Raju Prasad	Authorized Representative in the United States	February 21, 2024
Raju Prasad

CRISPR Therapeutics AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CRISPR Therapeutics AG (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

As discussed in Note 8 to the consolidated financial statements, the Company has multiple ongoing collaboration agreements which include rights to future payments totaling up to approximately $2.3 billion as of December 31, 2023 that are payable upon the achievement of various developmental, regulatory and commercial milestones related to certain programs under development. These future payments represent variable consideration that is included in the transaction price for these collaboration agreements to the extent that the Company determines it is probable that a significant revenue reversal of cumulative revenue recognized under the contract will not occur. When the Company cannot conclude that it is probable that a significant revenue reversal of cumulative revenue under the contract will not occur, the Company constrains the related variable consideration resulting in its exclusion from the transaction price. The Company’s estimation of variable consideration to be constrained impacts the reported amounts of revenue and deferred revenue within the consolidated financial statements.

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

To audit the Company’s judgements related to the application of constraint to variable consideration, we performed audit procedures that included, among others, evaluating the Company’s judgements related to the probability of achieving the related future developmental, regulatory and commercial milestones. To evaluate the Company’s estimated probability of achieving developmental, regulatory and commercial milestones, we considered the nature of clinical development and the stage of development of the underlying programs in relation to relevant external data and assessed the reasonableness of the probabilities of achieving the milestones through inspection of observable third-party information. We also discussed the probability of achieving the milestones in relation to each program’s phase of development with the personnel involved in oversight of the Company’s collaborations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 21, 2024

CRISPR Therapeutics AG

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$389,477	$211,885
Marketable securities	1,304,215	1,603,433
Accounts receivable	200,000	—
Prepaid expenses and other current assets	14,386	37,708
Total current assets	1,908,078	1,853,026
Property and equipment, net	151,945	163,634
Marketable securities, non-current	1,973	53,130
Intangible assets, net	16	71
Restricted cash	11,591	11,635
Operating lease assets	153,993	156,921
Other non-current assets	1,975	4,640
Total assets	$2,229,571	$2,243,057
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,147	$27,428
Accrued expenses	45,335	77,682
Deferred revenue, current	4,105	—
Accrued tax liabilities	438	135
Operating lease liabilities	15,625	15,842
Other current liabilities	5,141	20
Total current liabilities	108,791	121,107
Deferred revenue, non-current	14,012	12,323
Operating lease liabilities, net of current portion	223,007	228,179
Other non-current liabilities	958	5,969
Total liabilities	346,768	367,578
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, CHF 0.03 par value, 126,536,183 and 150,347,467 shares authorized at December 31, 2023 and 2022, respectively, 80,214,694 and 78,692,766 shares issued at December 31, 2023 and 2022, respectively, 80,044,378 and 78,512,450 shares outstanding at December 31, 2023 and 2022, respectively	2,497	2,441
Treasury shares, at cost, 170,316 and 180,316 shares at December 31, 2023 and 2022, respectively	(62)	(63)
Additional paid-in capital	2,878,155	2,734,838
Accumulated deficit	(999,700)	(846,090)
Accumulated other comprehensive income (loss)	1,913	(15,647)
Total shareholders’ equity	1,882,803	1,875,479
Total liabilities and shareholders’ equity	$2,229,571	$2,243,057

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Collaboration revenue	$370,000	$436	$913,081
Grant revenue	1,206	762	1,882
Total revenue	371,206	1,198	914,963
Operating expenses:
Research and development	387,332	461,645	340,567
General and administrative	76,162	102,464	99,690
Collaboration expense, net	130,250	110,250	101,178
Total operating expenses	593,744	674,359	541,435
(Loss) income from operations	(222,538)	(673,161)	373,528
Other income:
Other income, net	71,816	22,661	6,003
Total other income, net	71,816	22,661	6,003
Net (loss) income before income taxes	(150,722)	(650,500)	379,531
(Provision) benefit for income taxes	(2,888)	325	(1,870)
Net (loss) income	(153,610)	(650,175)	377,661
Foreign currency translation adjustment	73	(80)	(11)
Unrealized gain (loss) on marketable securities	17,487	(10,500)	(4,973)
Comprehensive (loss) income	$(136,050)	$(660,755)	$372,677

Net (loss) income per common share — basic	$(1.94)	$(8.36)	$4.97
Basic weighted-average common shares outstanding	79,220,930	77,746,575	75,948,686
Net (loss) income per common share — diluted	$(1.94)	$(8.36)	$4.70
Diluted weighted-average common shares outstanding	79,220,930	77,746,575	80,393,496

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data)

	Common Shares		Treasury Shares		Additional
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2020	73,914,844	$2,277	195,316	$(63)	$2,235,679	$(573,576)	$(83)	$1,664,234
Issuance of common shares, net of issuance costs of $5.4 million	1,353,121	45	—	—	222,130	—	—	222,175
Vesting of restricted shares	455,440	15	—	—	—	—	—	15
Exercise of vested options, net of issuance costs of $2.6 million	1,245,071	54	(15,000)	—	35,820	—	—	35,874
Purchase of common stock under ESPP	21,590	—	—	—	2,095	—	—	2,095
Stock-based compensation expense	—	—	—	—	102,390	—	—	102,390
Other comprehensive loss	—	—	—	—	—	—	(4,984)	(4,984)
Net income	—	—	—	—	—	377,661	—	377,661
Balance at December 31, 2021	76,990,066	$2,391	180,316	$(63)	$2,598,114	$(195,915)	$(5,067)	$2,399,460
Issuance of common shares	12,365	—	—	—	970	—	—	970
Vesting of restricted shares	237,932	8	—	—	—	—	—	8
Exercise of vested options, net of issuance costs of $0.9 million	1,235,528	42	—	—	35,771	—	—	35,813
Purchase of common stock under ESPP	36,559	—	—	—	2,036	—	—	2,036
Stock-based compensation expense	—	—	—	—	97,947	—	—	97,947
Other comprehensive loss	—	—	—	—	—	—	(10,580)	(10,580)
Net loss	—	—	—	—	—	(650,175)	—	(650,175)
Balance at December 31, 2022	78,512,450	$2,441	180,316	$(63)	$2,734,838	$(846,090)	$(15,647)	$1,875,479
Issuance of common shares, net of issuance costs of $2.9 million	458,547	15	—	—	32,379	—	—	32,394
Vesting of restricted shares	277,808	10	—	—	—	—	—	10
Exercise of vested options, net of issuance costs of $0.5 million	742,291	31	(10,000)	1	28,071	—	—	28,103
Purchase of common stock under ESPP	53,282	—	—	—	1,839	—	—	1,839
Stock-based compensation expense	—	—	—	—	81,028	—	—	81,028
Other comprehensive income	—	—	—	—	—	—	17,560	17,560
Net loss	—	—	—	—	—	(153,610)	—	(153,610)
Balance at December 31, 2023	80,044,378	2,497	170,316	(62)	2,878,155	(999,700)	1,913	1,882,803

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net (loss) income	$(153,610)	$(650,175)	$377,661
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	19,837	24,172	17,953
Equity-based compensation	81,028	97,947	102,390
Other non-cash items, net	(16,545)	12,470	14,109
Acquired in-process research and development	2,500	—	—
Changes in:
Accounts receivable	(200,000)	305	(161)
Prepaid expenses and other assets	23,219	1,598	(13,912)
Accounts payable and accrued expenses	(20,247)	5,164	37,514
Deferred revenue	5,794	(1,011)	(783)
Operating lease assets and liabilities	(2,461)	15,310	9,506
Other liabilities, net	110	(1,521)	(5,305)
Net cash (used in) provided by operating activities	(260,375)	(495,741)	538,972
Investing activities
Purchase of property, plant and equipment	(9,470)	(37,188)	(81,705)
Purchase of in-process research and development	(2,500)	—	—
Purchases of marketable securities	(1,065,911)	(1,417,800)	(1,509,327)
Maturities of marketable securities	1,452,528	1,196,333	555,602
Net cash provided by (used in) investing activities	374,647	(258,655)	(1,035,430)
Financing activities
Proceeds from issuance of common shares, net of issuance costs	32,721	970	213,267
Proceeds from exercise of options and ESPP contributions, net of issuance costs	29,943	37,622	37,678
Net cash provided by financing activities	62,664	38,592	250,945
Effect of exchange rate changes on cash	73	(80)	(11)
Increase (decrease) in cash	177,009	(715,884)	(245,524)
Cash, cash equivalents and restricted cash, beginning of period	224,060	939,944	1,185,468
Cash, cash equivalents and restricted cash, end of period	$401,068	$224,060	$939,944
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$725	$2,121	$8,348
Equity issuance costs in accounts payable and accrued expenses	$417	$99	$334

Reconciliation to amounts within the consolidated balance sheets	As of December 31,
	2023	2022	2021
Cash and cash equivalents	389,477	211,885	923,031
Prepaid expenses and other current assets	—	540	—
Restricted cash	11,591	11,635	16,913
Total	$401,068	$224,060	$939,944

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

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, third party collaborations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company had an accumulated deficit of $999.7 million as of December 31, 2023 and has financed its operations to date from a series of preferred shares and convertible loan issuances, proceeds obtained from its initial public offering, subsequent public offerings of its common shares, at-the-market offerings, as well as upfront fees and milestones received under its collaboration and joint venture arrangements. The Company will require additional capital to fund its research and development and ongoing operating expenses.

As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $1,695.7 million. While the Company was in a net income position in certain previous years due to upfront payments associated with the Company's collaborations with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex, the Company has a history of recurring losses and expects to continue to incur losses for the foreseeable future. The Company expects its cash and cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twenty-four months.

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries as of December 31, 2023. All intercompany accounts and transactions have been eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board.

Beginning in 2022, collaboration costs under the Vertex Agreements (as defined in Note 8) accounted for under ASC 808, Collaborative Agreements, or ASC 808, are presented within “collaboration expense, net” in the consolidated statements of operations and comprehensive (loss) income. As a result, collaboration costs under the Vertex Agreements accounted for under ASC 808 for year ended December 31, 2021 have been reclassified to conform to the current presentation. No subtotals in the prior period’s consolidated financial statements were impacted. Refer to Note 8 to these consolidated financial statements for further discussion on the Vertex Agreements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2023 and 2022, the Company had $389.5 million and $211.9 million in cash and cash equivalents, respectively.

Restricted Cash

As of December 31, 2023 and 2022, the Company had $11.6 million and $12.2 million, respectively, in restricted cash representing letters of credit securing the Company’s obligations under certain leased facilities, as well as certain credit card arrangements. The letters of credit are secured by cash held in a restricted depository account, with $0.0 million and $0.5 million, respectively, included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, and $11.6 million and $11.6 million, respectively, included in restricted cash in the accompanying consolidated balance sheets as of December 31, 2023 and 2022.

Marketable Securities

As of December 31, 2023 and 2022, the Company had $1,306.2 million and $1,656.6 million, respectively, in marketable securities. The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. The Company classifies marketable securities with a remaining maturity, when purchased, of greater than three months as available-for-sale. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations. Marketable securities in an unrealized loss position for greater than one year with a remaining maturity date greater than one year are classified as non-current assets.

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

Items measured at fair value on a recurring basis include marketable securities (see Note 3, Marketable Securities, and Note 4, Fair Value Measurement). The carrying amount of accounts receivable, other receivables, accounts payable and accrued expenses as reported on the consolidated balance sheets as of December 31, 2023 and 2022, approximate fair value, due to the short-term duration of these instruments.

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

Revenue Recognition

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases and collaboration arrangements. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

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

4) Allocate the transaction consideration to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction consideration is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction consideration to each performance obligation on a relative standalone selling price basis unless the transaction consideration is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. In determining these estimated standalone selling prices, the Company makes a number of significant judgments including, for licenses, management’s assumptions regarding probability weighted projected discounted cash flows for each of the collaboration development programs. The estimated standalone selling prices are sensitive to changes in assumptions, such as probabilities of scientific success, discount rate and certain assumptions that form the basis of forecasted cash flows. In developing these assumptions, management considers both internal and external information available, including information from other guideline companies within the same industry and other relevant factors. Changes to these assumptions can have a material effect on the allocation of the transaction consideration to performance obligations, as well as the amount and timing of revenue recognized.

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

Accounts Receivable

The Company's accounts receivable consist primarily of milestones due under its licensing agreements accounted for under ASC 606. Accounts receivable consisted of $200.0 million as of December 31, 2023 and is due from Vertex as a result achievement of a $200.0 million milestone upon regulatory approval of CASGEVY (formerly exagamglogene autotemcel, or exa-cel, or CTX001), as described further in Note 8. Accounts receivable was $0.0 million as of December 31, 2022. Vertex is a creditworthy entity that maintains an ongoing relationship with the Company and as such, the Company does not have an allowance for estimated credit losses recorded related to these other receivables.

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as an accounts receivable. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. Contract liabilities, or deferred revenue, primarily relate to contracts where we have received payment, but we have not yet satisfied the related performance obligations. Contract assets are not significant as of December 31, 2023 and 2022. Contract liabilities recorded as deferred revenue as of December 31, 2023 are $12.3 million, which was unchanged from December 31, 2022. The contract liability recorded as deferred revenue is related to the Vertex Agreements described in Note 8.

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

Other Receivables

Amounts due from collaboration partners where an arrangement is accounted for under ASC 808 are considered other receivables and are included within prepaid and other current assets in the consolidated balance sheets. Other receivables consisted of $6.5 million and $11.2 million as of December 31, 2023 and 2022, respectively and are due from Vertex. Other receivables are recorded at invoiced amounts due under the Vertex collaboration agreement, as described further in Note 8.

Vertex is a creditworthy entity that maintains an ongoing relationship with the Company and as such, the Company does not have an allowance for estimated credit losses recorded related to these other receivables.

Research and Development Expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, license and milestone fees, contract services and other related costs. Research and development costs, including up-front fees and milestones paid to collaborators, are also expensed as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants or other clinical trial vendors that perform the activities. The Company recognizes the reimbursement associated with collaborative activities to its collaborative partners, excluding collaboration costs under the Vertex Agreements accounted for under ASC 808, as a reduction to research and development expense in the period the services are provided. Costs associated with collaborative activities to collaborative partners accounted for under ASC 808 and included in research and development expense was not significant for the years ended December 31, 2023, 2022 and 2021.

Leases

The Company accounts for its leases in accordance with ASC 842, Leases, or ASC 842. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have any material financing leases.

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

The Company estimates the fair value of its option awards to employees, directors and non-employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. In 2023, we changed our calculation for our volatility estimate from using a blend of the Company's data as well as peer company data to using the historical volatility of the Company's publicly traded stock for awards granted during the year. In prior periods, expected volatility was calculated based on a blend of the Company’s reported volatility data for the length of time that market data is available for the Company’s stock and the historical data for a representative group of publicly traded companies, for which historical information is available. For these analyses, the Company selected companies with comparable characteristics to itself including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computed the historical volatility data using the daily closing prices during the equivalent period of the calculated expected term of its stock-based awards. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2023 and 2022, the Company does not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 14 for further details.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

3. Marketable Securities

A summary of the Company’s cash equivalents and marketable securities as of December 31, 2023 and 2022, which are recorded at fair value (and excludes $197.8 million and $159.3 million of cash at December 31, 2023 and 2022, respectively) is shown below (in thousands):

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$185,990	$—	$—	$185,990
U.S. Treasury securities	5,731	—	—	5,731
Total cash equivalents	191,721	—	—	191,721
Marketable securities:
U.S. Treasury securities	22,963	45	—	23,008
Corporate debt securities	883,550	3,367	(1,559)	885,358
Certificates of deposit	47,282	—	—	47,282
Government-sponsored enterprise securities	195,106	377	(352)	195,131
Commercial paper	155,403	32	(26)	155,409
Total marketable securities	1,304,304	3,821	(1,937)	1,306,188
Total cash equivalents and marketable securities	$1,496,025	$3,821	$(1,937)	$1,497,909

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$17,766	$—	$—	$17,766
Corporate debt securities	2,151		(2)	2,149
Commercial paper	32,675	—	—	32,675
Total cash equivalents	52,592	—	(2)	52,590
Marketable securities:
Corporate debt securities	1,236,770	615	(15,006)	1,222,379
Certificates of deposit	92,417	—	—	92,417
Government-sponsored enterprise securities	79,746	11	(712)	79,045
Commercial paper	263,231	—	(509)	262,722
Total marketable securities	1,672,164	626	(16,227)	1,656,563
Total cash equivalents and marketable securities	$1,724,756	$626	$(16,229)	$1,709,153

As of December 31, 2023 marketable securities were in a net unrealized gain position of $1.9 million. As of December 31, 2022, marketable securities were in a net unrealized loss position of $15.6 million. The Company has recorded a net unrealized gain of $17.5 million for the year ended December 31, 2023, related to its debt securities. The Company has recorded a net unrealized loss of $10.5 million during the year ended December 31, 2022, related to its debt securities. These amounts are included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

As of December 31, 2023 and 2022, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $463.5 million and $628.4 million, respectively. As of December 31, 2023 and 2022, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $138.4 million and $619.2 million, respectively. Of this amount, securities totaling $2.0 million and $53.1 million as of December 31, 2023 and December 31, 2022, respectively, will mature beyond one year.

The Company determined that there was no material credit risk of the above investments as of December 31, 2023 and 2022. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the years ended December 31, 2023 and 2022. No available-for-sale debt securities held as of December 31, 2023 had remaining maturities greater than thirty months.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$197,756	$197,756	$—	$—
Money market funds	185,990	185,990	—	—
U.S. Treasury securities	5,731	—	5,731	—
Marketable securities:
U.S. Treasury securities	23,008	—	23,008	—
Corporate debt securities	885,358	—	885,358	—
Certificates of deposit	47,282	—	47,282	—
Government-sponsored enterprise securities	195,131	—	195,131	—
Commercial paper	155,409	—	155,409	—
Total	$1,695,665	$383,746	$1,311,919	$-

	Fair Value Measurements at
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$159,295	$159,295	$—	$—
Money market funds	17,766	17,766	—	—
Corporate debt securities	2,149	—	2,149	—
Commercial paper	32,675	—	32,675	—
Marketable securities:
Corporate debt securities	1,222,379	—	1,222,379	—
Certificates of deposit	92,417	—	92,417	—
Government-sponsored enterprise securities	79,045	—	79,045	—
Commercial paper	262,722	—	262,722	—
Other non-current assets	2,212	—	—	2,212
Total	$1,870,660	$177,061	$1,691,387	$2,212

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. Treasury securities and government agency securities, corporate bonds, and commercial paper. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

5. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2023	2022
Computer equipment	$3,739	$3,618
Furniture, fixtures, and other	8,109	8,109
Laboratory equipment	41,411	37,897
Leasehold improvements	143,260	141,680
Construction work in process	8,859	6,162
Total property and equipment, gross	205,378	197,466
Accumulated Depreciation	(53,433)	(33,832)
Total property and equipment, net	$151,945	$163,634

Depreciation expense for the year ended December 31, 2023, 2022 and 2021 was $19.8 million, $24.1 million, and $17.9 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2023	2022
Payroll and employee-related costs	$17,347	$19,241
Research costs	16,962	35,010
Collaboration costs	2,395	11,177
Licensing fees	3,143	983
Professional fees	2,515	4,927
Intellectual property costs	1,642	3,936
Accrued property and equipment	630	1,244
Other	701	1,164
Total	$45,335	$77,682

7. Leases

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

In July 2020, the Company entered into a lease agreement for an office and laboratory facility in Boston, Massachusetts, with a commencement date of June 1, 2021, or the 2020 Lease. At lease commencement, the Company recorded a right-of-use asset of $149.8 million and a corresponding operating lease liability of $147.9 million. Tenant incentives of $49.2 million were recorded as a reduction to the operating lease asset and liability at lease commencement. The lease expires in March 2034 and the Company has an option to extend the term of the lease for two additional five-year periods. The right-of-use asset and corresponding lease liability does not include the additional five-year periods under the renewal option as the Company is not reasonably certain to exercise that option. Subsequent to signing the 2020 Lease, the Company amended its leases for its primary office and research facility in Cambridge, Massachusetts in 2021, which resulted in a termination in 2022.

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

The following table summarizes the lease assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Assets
Operating lease assets	$153,993	$156,921
Total lease assets	153,993	156,921
Liabilities
Current
Operating lease liabilities	15,625	15,842
Non-current
Operating lease liabilities, net of current portion	223,007	228,179
Total lease liabilities	$238,632	$244,021

The following table summarizes operating lease costs included in research and development and general and administrative expense, as well as sublease income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease costs	$25,870	$34,896	$22,520
Short-term lease costs	—	824	11,087
Variable lease costs	14,387	11,882	8,402
Sublease income	(137)	—	(5,253)
Net lease cost	$40,120	$47,602	$36,756

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of December 31, 2023 (in thousands):

Total
2024	28,703
2025	28,825
2026	29,402
2027	28,669
2028	28,146
Thereafter	178,884
Total	$322,629
Present value adjustment	(83,997)
Present value of lease liabilities	$238,632

The following table summarizes the lease term (in years) and discount rate for operating leases as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Weighted-average remaining lease term	10.8	11.8
Weighted-average discount rate	5.9%	5.9%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(27,310)	$(17,004)	$(19,753)
Operating lease non-cash items:
Right-of-use assets increased (decreased) through lease modifications and reassessments	2,660	1,208	(14,230)
Right-of-use assets obtained in exchange for operating lease liabilities	7,552	—	152,486
Leasehold improvements paid directly by landlord	—	19,252	30,500

8. Significant Contracts

Agreements with Vertex

For purposes of this Note 8 and Note 9, CASGEVY (exagamglogene autotemcel [exa-cel]), formerly CTX001, is referred to as “CASGEVY”.

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

Hemoglobinopathies collaboration

In 2017, following Vertex's exercise of its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets, the Company and Vertex entered into a joint development and commercialization agreement, or the JDA, and agreed for potential hemoglobinopathy treatments, including CASGEVY, the Company and Vertex would share equally all research and development costs and worldwide revenues. In 2021, the Company and Vertex amended and restated the JDA, or the A&R Vertex JDCA, pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex leads and has all decision making (i.e., control) in relation to the CASGEVY program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to CASGEVY only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CASGEVY) that may be researched, developed, manufactured and commercialized on a worldwide basis under the A&R Vertex JDCA. Additionally, the A&R Vertex JDCA allows the Company to defer a portion of its share of costs under the arrangement if spending on the CASGEVY program exceeds specified amounts through 2024. In December 2023, the Company entered into an amendment to the A&R Vertex JDCA, or Amendment No. 1 to the A&R Vertex JDCA, with Vertex related to the global development, manufacturing, and commercialization of CASGEVY. Pursuant to Amendment No. 1 to the A&R Vertex JDCA, among other things, the Company and Vertex agreed to (a) allocate certain costs arising from a license agreement with a third party, resulting in a current payment due to Vertex by the Company of $20.0 million upon an event specified in Amendment No. 1 to the A&R Vertex JDCA, and (b) adjust, under certain specified circumstances, the timing of and portion of the Company’s share of costs it is permitted to defer under the agreement. Any deferred amounts under the A&R Vertex JDCA, as amended, are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

In connection with the closing of the transaction contemplated by the A&R Vertex JDCA, the Company received a $900.0 million up-front payment from Vertex. Additionally, in December 2023, the Company and Vertex received approval of CASGEVY by the U.S. Food and Drug Administration, or the FDA. The FDA’s approval of CASGEVY triggered Vertex’s obligation to make a $200.0 million milestone payment to the Company, which is included in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2023.

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

Collaboration in the field of diabetes

In 2021, the Company and ViaCyte, Inc., or ViaCyte, entered into a joint development and commercialization agreement, or the ViaCyte JDCA, to jointly develop and commercialize product candidates and shared products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. In the third quarter of 2022, Vertex acquired ViaCyte, and ViaCyte became a wholly-owned subsidiary of Vertex. In March 2023, (1) the Company and ViaCyte entered into an amendment to the ViaCyte JDCA, or the ViaCyte JDCA Amendment, and adjusted certain rights and obligations of the Company and ViaCyte under the ViaCyte JDCA, and (2) the Company and Vertex entered into a non-exclusive license agreement, or the Non-Ex License Agreement, pursuant to which the Company agreed to license to Vertex, on a non-exclusive basis, certain of its gene editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. Subsequently, ViaCyte elected to opt-out of the ViaCyte JDCA. Per the opt-out terms, the on-going collaboration assets will now be wholly owned by the Company, subject to a royalty on future sales owed to ViaCyte. The opt-out will become effective in early February 2024.

In connection with entering into the Non-Ex License Agreement, the Company received a $100.0 million up front payment from Vertex. Under the Non-Ex License Agreement, the Company is eligible to receive milestone payments from Vertex of up to $230.0 million, in the aggregate and inclusive of a $70.0 million research milestone achieved in the second quarter of 2023. The milestones are dependent on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Accounting Analysis

For purposes of this Note 8, the 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, A&R Vertex JDCA, Amendment No. 1 to the A&R Vertex JDCA and 2019 Collaboration Agreement are collectively referred to as the “Vertex Agreements” and the Non-Ex License Agreement and ViaCyte JDCA Amendment are collectively referred to as the “March 2023 Agreements.”

The Vertex Agreements and the March 2023 Agreements include components of a customer-vendor relationship as defined under ASC 606, collaborative arrangements as defined under ASC 808, Collaborative Agreements, or ASC 808, and research and development costs as defined under ASC 730, Research and Development, or ASC 730. Specifically, with regards to the March 2023 Agreements, the Company concluded that the non-exclusive license is a performance obligation under ASC 606 and the ongoing research and development services under the ViaCyte JDCA Amendment are a unit of account under ASC 808.

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

In the second quarter of 2023, the Company adjusted the transaction price to include $70.0 million in previously constrained variable consideration related to a research milestone which was achieved in the second quarter of 2023. The Company determined that all other possible variable consideration resulting from milestones and royalties discussed below was fully constrained as of December 31, 2023. The Company will re-evaluate the transaction price in each reporting period.

Allocation of Transaction Price to Performance Obligations

The Company identified one performance obligation for the March 2023 Agreements and, as a result, no allocation of the transaction price was required.

Recognition of Revenue

The Company determined the non-exclusive license, including certain modified rights and obligations provided as part of the ViaCyte JDCA Amendment to support the delivery of the license, represented functional intellectual property, as the intellectual property provides Vertex with the ability to perform a function or task in the form of research and development in the field of diabetes. In 2023, the Company recognized revenue of $100.0 million for the non-exclusive license at the onset of the arrangement, as this was the point in time in which the non-exclusive license was delivered.

In 2023, revenue from variable consideration of $70.0 million was recognized related to a research milestone that was achieved during the second quarter of 2023. Revenue recognized under the March 2023 Agreements for year ended December 31, 2023 was $170.0 million in aggregate.

Milestones under the Non-Ex License Agreement

As of December 31, 2023, the Company is eligible to receive potential future milestone payments from Vertex of up to $160.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of December 31, 2023. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting for the A&R Vertex JDCA

Identification of the Contract

The A&R Vertex JDCA represented a contractual modification to the JDA. For accounting purposes, the A&R Vertex JDCA was treated as a separate contract.

Identification of Performance Obligations

The Company concluded the A&R Vertex JDCA contained a single material promise, an exclusive worldwide license granting Vertex an additional 10% economic interest in the CASGEVY program and the right to control development and commercialization of CASGEVY, or the “CASGEVY Exclusive License.” The Company concluded the CASGEVY Exclusive License was both capable of being distinct and distinct within the context of the A&R Vertex JDCA, and the CASGEVY Exclusive License was sold at its estimated standalone selling price, or “ESSP.” As such, the CASGEVY Exclusive License represented a separate performance obligation.

Determination of Transaction Price

The transaction price was comprised of the upfront payment of $900.0 million. The Company determined that all other possible variable consideration resulting from milestones and royalties discussed above was fully constrained at the time of the transaction. The Company re-evaluates the transaction price in each reporting period.

In the fourth quarter of 2023, the Company adjusted the transaction price to include $200.0 million in previously constrained variable consideration related to a milestone which was achieved upon approval of CASGEVY by the FDA in December 2023. The Company determined that all other possible variable consideration resulting from milestones and royalties under the A&R Vertex JDCA was fully constrained as of December 31, 2023.

Allocation of Transaction Price to Performance Obligations

The selling price of the performance obligation was determined based on the Company’s ESSP. The Company developed the ESSP for the CASGEVY Exclusive License with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis.

The ESSP for the CASGEVY Exclusive License was determined to be approximately $900.0 million. The ESSP was determined based on 10% of the probability and present value adjusted cash flows from projected worldwide net profit for CASGEVY based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. As the Company determined the CASGEVY Exclusive License was the only performance obligation, the entire transaction price was allocated to the CASGEVY Exclusive License. The aforementioned ESSP reflects the level of risk and expected probability of success inherent in the nature of the associated research area.

Recognition of Revenue

The Company determined that the CASGEVY Exclusive License represented functional intellectual property, as the intellectual property provides Vertex with the ability to perform a function or task in the form of research and development, manufacturing and commercialization. As such, the revenue related to the CASGEVY Exclusive License was recognized at the point in time, which was upon transfer in the second quarter of 2021.

In 2023, revenue from variable consideration of $200.0 million was recognized related to a milestone that was achieved during the fourth quarter of 2023. Revenue recognized under the A&R Vertex JDCA, as amended, for year ended December 31, 2023 was $200.0 million.

Accounting for the 2019 Collaboration Agreements

The 2019 Agreements represented a contract modification to the 2015 Agreements. As a result, the 2019 Agreements and the 2015 Agreements are combined for accounting purposes and treated as a single arrangement. Transactions under the 2019 Agreements were not material for the twelve months ended December 31, 2023 and 2022. For the twelve months ended December 31, 2021, the Company recognized $12.0 million in revenue related to a milestone under the 2019 Agreements.

The Company determined that all other possible variable consideration remaining under the 2019 Agreements resulting from milestones and royalties discussed above was fully constrained as of December 31, 2023. The Company will re-evaluate the transaction price in each reporting period.

Revenue recognized in connection with the Vertex Agreements and March 2023 Agreements

Revenue recognized under the Vertex Agreements and March 2023 Agreements for the year ended December 31, 2023 was $370.0 million and was comprised of (i) revenue related to the $200.0 million milestone under the A&R Vertex JDCA, (ii) revenue related to the $100.0 million upfront payment received in connection with the March 2023 Agreements, and (iii) revenue related to the $70.0 million milestone achieved in 2023 under the March 2023 Agreements.

Revenue recognized under the Vertex Agreements for the year ended December 31, 2022 was not material.

Revenue recognized under the Vertex Agreements for the year ended December 31, 2021 was $913.1 million and was comprised of (i) revenue related to the exclusive worldwide license for CASGEVY of $900.0 million, (ii) revenue related to the second DM1 milestone under the 2019 Agreements of $12.0 million, and (iii) revenue recognized in connection with research and development services.

As of December 31, 2023 and 2022 there was no current deferred revenue related to the collaboration with Vertex, respectively. As of December 31, 2023 and 2022, there was $12.3 million of non-current deferred revenue, respectively, related to the collaboration with Vertex. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

The Company has the option to conduct research at their own cost in certain defined areas that, if beneficial to the CASGEVY program and CASGEVY ultimately achieves regulatory approval in such areas, then the Company could be entitled to certain milestone payments aggregating to high eight digits from Vertex.

Each of the remaining milestones described above are fully constrained as of December 31, 2023. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

Vertex Agreements

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to CASGEVY under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing is included within collaboration expense, net, in the consolidated statements of operations and comprehensive (loss) income.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $130.3 million, $110.3 million and $101.2 million of collaboration expense, net, related to the CASGEVY program, respectively. Collaboration expense, net, during the years ended December 31, 2023, 2022 and 2021 was net of $18.0 million, $37.8 million and $47.4 million of reimbursements from Vertex related to the CASGEVY program, respectively.

Under the A&R Vertex JDCA, the Company has an option to defer its portion of specified costs on the CASGEVY program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. The $110.3 million does not include a $20.0 million payment to Vertex recognized in the fourth quarter of 2023 and paid in the first quarter of 2024 in connection with Amendment No. 1 to the A&R Vertex JDCA. For the years ended December 31, 2023 and 2022, the Company exercised its option to defer specified costs on the CASGEVY program in excess of $110.3 million, which is further discussed in Note 9.

9. Commitments and Contingencies

Intellectual Property Agreements

Charpentier License Agreements

In April 2014, the Company entered into certain technology license agreements with Dr. Emmanuelle Charpentier pursuant to which the Company licensed certain intellectual property rights under joint ownership from Dr. Charpentier to develop and commercialize products for the treatment or prevention of human diseases. In connection therewith, Dr. Charpentier is entitled to receive nominal clinical milestone payments, low single digit percentage of sublicensing payments received under any sublicense agreement with a third party, and low single-digit percentage royalties based on annual net sales of licensed products and services by the Company and its affiliates and sublicensees. The Company paid an immaterial amount of fees to Dr. Charpentier under the Charpentier License Agreements.

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

Under certain circumstances and if certain contingent future events occur, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement. Vertex also has the option to conduct research at their own cost in certain defined areas that, if beneficial to the CASGEVY program and ultimately achieves regulatory approval, then the Company could owe Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the CASGEVY program.

Under the A&R Vertex JDCA, the Company has an option to defer specified costs on the CASGEVY program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. The $110.3 million for 2023 does not include amounts attributable to our share of certain costs arising from a license agreement between Vertex and a third party, which we agreed to pay to Vertex upon the occurrence of an event specified in Amendment No. 1 to the A&R Vertex JDCA. In 2023 and 2022, the Company exercised its option to defer specified costs on the CASGEVY program in excess of the deferral limit under A&R Vertex JDCA. The Company deferred $80.9 million and $36.1 million of its share of costs incurred under the arrangement for the years ended December 31, 2023 and 2022, respectively, as spending on the CASGEVY program exceeded a specified amount. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be recognized by us when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of December 31, 2023 and 2022, no such deferred amounts have been recognized . Refer to Note 8 for further discussion on the Company’s arrangements with Vertex.

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, the Company’s intellectual property estate (including certain in-licensed intellectual property), commercial arrangements and other matters. Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office, the European Patent Office and patent offices in other countries involving the Company’s intellectual property estate including certain in-licensed intellectual property. The outcome of any of the foregoing, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of Company’s management and other resources that would otherwise be engaged in other activities. If the Company is unable to prevail in any such proceedings, the Company’s business, results of operations, liquidity and financial condition could be adversely affected.

10. Share Capital

All of the Company's common shares are authorized under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of December 31, 2023, the Company's share capital consists of 83,538,347 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments, and 20,989,313 registered common shares reserved for the Company's employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiry of the capital band if earlier, within a lower limit of CHF 2,506,150.41 and an upper limit of CHF 2,920,321.14, corresponding to 13,805,691 registered common shares with a nominal value of CHF 0.03 each to be fully paid in.

Common Share Issuances

At-the-Market Offerings

In August 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which the Company was able to offer and sell, from time to time at its sole discretion through Jefferies, as its sales agent, its common shares, or the August 2019 Sales Agreement. In connection with the August 2019 Sales Agreement, as amended, the Company has filed several prospectus supplements with the SEC to offer and sell, from time to time, common shares.

In 2021, the Company issued and sold 1.4 million common shares at an average price of $168.23 per share for aggregate proceeds of $224.5 million, which were net of equity issuance costs of $3.1 million. An additional $2.3 million of stamp taxes related to this amount was paid in 2021.

In 2022, the sale of common shares pursuant to the 2019 Sales Agreement and the current prospectus supplement was not significant.

In 2023, the Company issued and sold 0.5 million common shares at an average price of $72.32 per share for aggregate proceeds of $32.7 million, which were net of equity issuance costs of $0.4 million. An additional $0.3 million of stamp taxes related to this amount was paid in 2023.

As of December 31, 2023, the Company has $385.6 million remaining under its current prospectus supplement and has issued and sold an aggregate of 1.5 million common shares at an average price of $139.91 per share for aggregate proceeds of $211.5 million, which were net of equity issuance costs of $2.9 million.

Common Share Characteristics

The Common Shares have the following characteristics:

Voting Rights

The holders of common shares are entitled to one vote for each common share held at all meetings of shareholders.

Dividends

The holders of common shares are entitled to receive dividends, if and when resolved upon by the general meeting of shareholders based on a respective proposal by the Board of Directors and provided that the Company disposes of sufficient freely distributable reserves. As of December 31, 2023, no dividends have been declared or paid since the Company’s inception.

Liquidation

The holders of the common shares are entitled to share ratably in the Company’s assets available for distribution to shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event.

11. Equity-based Compensation

Option and Grant Plans

In April 2015, the Company’s shareholders approved the 2015 Stock Option and Grant Plan, or the 2015 Plan, and in July 2016, the Company’s shareholders approved the 2016 Stock Option and Incentive Plan, or the 2016 Plan. In May 2018, the Company’s shareholders approved the 2018 Stock Option and Incentive Plan, or the 2018 Plan (collectively, the “Plans”). Subsequent to the IPO, no further options were granted under the 2015 Plan. The Plans provide for the issuance of equity awards in the form of restricted shares, options to purchase common shares which may constitute incentive stock options, or ISOs, or non-statutory stock options, or NSOs, unrestricted stock unit grants, and qualified performance and market-based awards to eligible employees, officers, directors, non-employee consultants and other key personnel. Terms of the equity awards, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the Plans. Options granted by the Company typically vest over four years and have a contractual life of ten years. Restricted stock unit grants typically vest over two to four years. At December 31, 2023, the Company had 28,405,365 common shares authorized for issuance under the 2018 Plan and 10,588,249 common shares available for future grant under the 2018 Plan.

Equity-Based Compensation Expense

The Company recognized stock-based compensation expense totaling $81.0 million, $97.9 million, and $102.4 million during the years ended December 31, 2023, 2022 and 2021, respectively. Stock‑based compensation expense by classification within the consolidated statements of operations and comprehensive (loss) income is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$46,356	$53,956	$59,683
General and administrative	34,672	43,991	42,707
Total	$81,028	$97,947	$102,390

As of December 31, 2023, there was $80.3 million and $72.0 million of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, that is expected to be recognized over a weighted-average period of 2.3 and 2.4 years, respectively.

Stock Options

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022	2021
Options granted	1,860,485	1,492,589	1,616,255
Weighted-average exercise price	$45.47	$60.19	$124.32
Weighted-average grant date fair value	$28.39	$38.54	$77.38
Assumptions:
Expected volatility	65.1%	70.2%	70.3%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	4.1%	2.6%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes stock option activity under the Company’s equity award plans (intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	7,230,233	$60.22	7.0	$32,131
Granted	1,860,485	45.47
Exercised	(742,291)	38.53
Cancelled or forfeited	(1,144,055)	82.84
Outstanding at December 31, 2023	7,204,372	$55.05	6.7	$115,681
Exercisable at December 31, 2023	4,861,029	$53.73	5.7	$88,206
Vested and expected to vest at December 31, 2023	7,204,372	$55.05	6.7	$115,681

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2023, 2022 and 2021 was $13.9 million, $40.8 million, and $119.5 million, respectively.

As of December 31, 2023, options to purchase 1,085,467 common shares subject to performance-based vesting conditions were vested, as performance conditions were satisfied in prior years, and there were 202,208 options to purchase common shares subject to performance-based vesting conditions outstanding. Activity related to stock options subject to performance-based vesting conditions is included in the table above.

As of December 31, 2023, options to purchase 150,000 common shares subject to market-based vesting conditions were vested, as market conditions were satisfied in prior years. 150,000 options to purchase common shares subject to market-based vesting conditions were outstanding as of December 31, 2023.

The Company did not grant stock options subject to performance-based or market-based vesting conditions during 2023, 2022, and 2021.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2022	1,325,185	$80.13
Granted	1,078,114	49.52
Vested	(277,808)	96.23
Cancelled or forfeited	(344,076)	70.29
Unvested balance at December 31, 2023	1,781,415	$61.00

During the years ended December 31, 2023, 2022 and 2021, the total fair value of restricted stock units vested was $14.1 million, $14.3 million, and $45.3 million, respectively.

During 2022, the Company granted 150,000 performance stock units with market-based vesting conditions in which the recipient is eligible to receive between zero and 150,000 common shares at the end of a three-year service period based upon achieving a specified average stock price. Expense for these awards is being recognized over the requisite service period. As of December 31, 2023, 150,000 of the performance stock units were unvested. Activity related to stock units subject to market-based vesting conditions is included in the table above.

The Company did not grant restricted stock units subject to performance-based or market-based vesting conditions during 2023 and 2021.

Award modifications

Equity award modifications for certain equity awards held by departing employees for the years ended December 31, 2023, 2022 and 2021 were not material to the Company's stock-based compensation expense.

Employee Stock Purchase Plan

On July 19, 2016, the Company’s board of directors adopted its 2016 Employee Stock Purchase Plan, or the ESPP Plan, which was subsequently approved by its shareholders and became effective on October 19, 2016. The ESPP Plan authorizes the initial issuance of up to a total of 0.4 million shares of the Company’s common stock to participating employees. The Company activated its ESPP Plan on January 1, 2020. The Company issued 53,282, 36,559 and 21,590 shares under the ESPP Plan during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods ended (in thousands, except share and per share amounts):

	Year ended December 31,
	2023	2022	2021

Net (loss) income	$(153,610)	$(650,175)	$377,661
Basic weighted-average common shares outstanding	79,220,930	77,746,575	75,948,686
Effect of potentially dilutive securities:
Outstanding options	—	—	3,990,579
Unvested restricted common shares	—	—	454,231
Diluted weighted-average common shares outstanding	79,220,930	77,746,575	80,393,496
Net (loss) income per common share — basic	$(1.94)	$(8.36)	$4.97
Net (loss) income per common share — diluted	$(1.94)	$(8.36)	$4.70

The Company did not include the securities in the following table in the computation of the net (loss) income per share calculations because the effect would have been anti-dilutive during each period:

	Year ended December 31,
	2023	2022	2021
Outstanding options	7,204,372	7,230,233	1,765,881
Unvested restricted common shares	1,781,415	1,325,185	225,904
ESPP	16,026	19,105	6,671
Total	9,001,813	8,574,523	1,998,456

13. 401(k) Savings Plan

The Company established a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) in November 2016. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company contributed $3.0 million, $3.2 million, and $3.4 million to the 401(k) Plan for the years ended December 31, 2023, 2022 and 2021, respectively.

14. Income Taxes

The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions for the foreign parent and where foreign subsidiaries have been established.

Net (loss) income before taxes

For the years ended December 31, 2023, 2022 and 2021, the (loss) income before provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$30,357	$1,321	$4,569
Foreign	(181,079)	(651,821)	374,962
Total	$(150,722)	$(650,500)	$379,531

The benefit from (provision for) income taxes consist of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current income taxes:
Federal	$(2,318)	$(444)	$(80)
State	(994)	(241)	(42)
Foreign	—	—	0
Total current income taxes	(3,312)	(685)	(122)
Deferred income taxes:
Federal	$424	1,010	(1,748)
State	—	—	—
Foreign	—	—	—
Total deferred income taxes	424	1,010	(1,748)
Total income tax benefit (provision)	$(2,888)	$325	$(1,870)

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
Income tax expense at statutory rate	11.9%	11.9%	11.9%
State income tax, net of federal benefit	2.3%	1.2%	(1.0)%
Nondeductible expenses	(0.2)%	(0.2)%	0.7%
Foreign rate differential	(2.1)%	(0.1)%	0.6%
Statutory to US GAAP permanent differences	0.0%	0.0%	0.0%
Stock-based compensation	(4.0)%	(0.2%)	(2.5)%
Impact of deferred rate change	0.1%	(0.1)%	0.0%
Research credits	8.2%	3.3%	(4.2)%
Change in valuation allowance	(17.2)%	(15.8)%	(5.0)%
Other Rate Items	(0.9)%	0.0%	0.0%
Effective income tax rate	(1.9%)	—	0.5%

The federal statutory rate reflects the Switzerland mixed company service rate.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$133,384	$118,432
Accruals and reserves	4,485	4,782
Operating lease liabilities	65,177	66,436
Other deferred tax assets	15,987	10,154
Stock-based compensation	18,346	18,034
Research credit	70,404	63,416
Total deferred tax assets	307,783	281,254
Less valuation allowance	(227,615)	(198,279)
Net deferred tax assets	80,168	82,975
Deferred tax liabilities:
Depreciation	(38,725)	(41,206)
Operating lease assets	(42,058)	(42,678)
Intangible assets	(4)	(18)
Other deferred tax liabilities	—	(209)
Total deferred tax liabilities	(80,787)	(84,111)
Long term deferred taxes	$(619)	$(1,136)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of worldwide operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its U.S. and non-U.S. deferred tax assets will not be realized. Accordingly, as of December 31, 2023 and 2022, the Company has provided a full valuation allowance against its net deferred tax assets in Switzerland and the United Kingdom. The Company has also provided a valuation allowance against the U.S. deferred tax assets that cannot be realized by existing deferred tax liabilities based upon when they are scheduled to reverse. The valuation allowance increased by $29.3 million during 2023, which is primarily attributable to increase in net operating loss carryforwards as a result of current year net loss.

As of December 31, 2023, the Company had no available U.S. federal net operating loss carryforwards. As of December 31, 2023, the Company had available non-U.S. net operating loss carryforwards of $2,223.3 million of which $1,115.6 million relate to Switzerland, $1,115.6 million relate to the Canton of Zug, and $2.1 million relate to the Company’s wholly-owned subsidiary in the United Kingdom. The net operating losses generated in Switzerland and the Canton of Zug begin to expire in 2027 and the net operating losses generated in the United Kingdom can be carried forward indefinitely.

As of December 31, 2023, the Company had U.S. domestic federal research and development credit carryforwards of $28.2 million that begin to expire in 2040 for federal purposes, which are net of uncertain tax positions of $18.1 million. As of December 31, 2023, the Company had U.S. domestic federal orphan drug credit carryforwards of $27.0 million which begin to expire in 2040 for federal purposes, which are net of uncertain tax positions of $11.5 million. As of December 31, 2023, the Company had U.S. domestic state research and development credit carryforwards of $19.3 million which begin to expire in 2035, which are net of uncertain tax positions of $12.8 million.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2023, the Company had gross unrecognized tax benefits of $44.1 million of which $40.1 million would favorably impact the effective tax rate if recognized. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate changes in gross unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$34,536	$21,395	$11,967
Increases for tax positions taken during current period	9,703	10,439	9,911
Increases for tax positions taken in prior periods	—	2,702	—
Decreases for tax positions taken during current period	—	—	—
Decreases for tax positions taken in prior periods	(91)	—	(483)
Balance at end of year	$44,148	$34,536	$21,395

The Company files income tax returns in the U.S. federal jurisdiction, Massachusetts, California and certain non-U.S. jurisdictions. The Company is subject to U.S. federal, Massachusetts, California and non-U.S. income tax examinations by authorities for tax years ending after December 31, 2019. Research credits generated in prior tax years that are closed for examination may still be adjusted upon future examination if they have or will be used in a future period. The Company is subject to income tax examinations by authorities in its non-U.S. jurisdictions for all years.

15. Subsequent Events

On February 13, 2024, the Company entered into an investment agreement for the sale of approximately $280.0 million of its common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. The financing is subject to customary closing conditions.