Form 10-Q
period 2024-03-31
CRISPR Therapeutics AG
filed 2024-05-08
CIK 1674416

SS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were 84,918,093 shares of registrant’s common shares outstanding.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries;“our board of directors” refers to the board of directors of CRISPR Therapeutics AG; and we generally refer to CASGEVY (exagamglogene autotemcel [exa-cel]), formerly CTX001, as "CASGEVY".

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
•
the actual or potential benefits of regulatory designations, such as Orphan Drug, Fast Track and regenerative medicine advanced therapy, or RMAT, in the United States or such European equivalents, including PRIority MEdicines, or PRIME, designation;
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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 21, 2024, and in other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Such forward-looking statements speak only as of the date of this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$707,427	$389,477
Marketable securities	1,400,698	1,304,215
Accounts receivable	—	200,000
Prepaid expenses and other current assets	11,499	14,386
Total current assets	2,119,624	1,908,078
Property and equipment, net	147,253	151,945
Marketable securities, non-current	—	1,973
Intangible assets, net	2	16
Restricted cash	11,516	11,591
Operating lease assets	151,254	153,993
Other non-current assets	9,368	1,975
Total assets	$2,439,017	$2,229,571
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,463	$38,147
Accrued expenses	76,432	45,335
Deferred revenue, current	4,072	4,105
Accrued tax liabilities	1,207	438
Operating lease liabilities	15,992	15,625
Other current liabilities	4,824	5,141
Total current liabilities	118,990	108,791
Deferred revenue, non-current	13,541	14,012
Operating lease liabilities, net of current portion	218,935	223,007
Other non-current liabilities	3,615	958
Total liabilities	355,081	346,768
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 130,452,265 and 126,536,183 shares authorized at March 31, 2024 and December 31, 2023, respectively, 85,007,926 and 80,214,694 shares issued at March 31, 2024 and December 31, 2023, respectively, 84,837,610 and 80,044,378 shares outstanding at March 31, 2024 and December 31, 2023, respectively	2,658	2,497
Treasury shares, at cost, 170,316 shares at March 31, 2024 and at December 31, 2023	(62)	(62)
Additional paid-in capital	3,199,183	2,878,155
Accumulated deficit	(1,116,291)	(999,700)
Accumulated other comprehensive (loss) income	(1,552)	1,913
Total shareholders' equity	2,083,936	1,882,803
Total liabilities and shareholders’ equity	$2,439,017	$2,229,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Collaboration revenue	$—	$100,000
Grant revenue	504	—
Total revenue	504	100,000
Operating expenses:
Research and development	76,172	99,935
General and administrative	17,953	22,360
Collaboration expense, net	46,966	42,192
Total operating expenses	141,091	164,487
Loss from operations	(140,587)	(64,487)
Other income:
Other income, net	24,720	12,742
Total other income, net	24,720	12,742
Net loss before income taxes	(115,867)	(51,745)
Provision for income taxes	(724)	(1,320)
Net loss	(116,591)	(53,065)
Foreign currency translation adjustment	(11)	32
Unrealized (loss) gain on marketable securities	(3,454)	6,227
Comprehensive loss	$(120,056)	$(46,806)

Net loss per common share — basic	$(1.43)	$(0.67)
Basic weighted-average common shares outstanding	81,794,630	78,676,986
Net loss per common share — diluted	$(1.43)	$(0.67)
Diluted weighted-average common shares outstanding	81,794,630	78,676,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

.

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	78,512,450	$2,441	180,316	$(63)	$2,734,838	$(846,090)	$(15,647)	$1,875,479
Vesting of restricted shares	172,995	5	—	—	—	—	—	5
Exercise of vested options, net of issuance costs of $0.2 million	159,184	6	—	—	4,677	—	—	4,683
Purchase of common stock under ESPP	19,105	—	—	—	660	—	—	660
Stock-based compensation expense	—	—	—	—	20,875	—	—	20,875
Other comprehensive income	—	—	—	—	—	—	6,259	6,259
Net loss	—	—	—	—	—	(53,065)	—	(53,065)
Balance at March 31, 2023	78,863,734	$2,452	180,316	$(63)	$2,761,050	$(899,155)	$(9,388)	$1,854,896

Balance at December 31, 2023	80,044,378	$2,497	170,316	$(62)	$2,878,155	$(999,700)	$1,913	$1,882,803
Issuance of common stock, net of issuance costs of $3.8 million	3,929,610	132	—	—	277,015	—	—	277,147
Vesting of restricted shares	214,913	7	—	—	—	—	—	7
Exercise of vested options, net of issuance costs of $0.6 million	632,683	22	—	—	23,844	—	—	23,866
Purchase of common stock under ESPP	16,026	—	—	—	764	—	—	764
Stock-based compensation expense	—	—	—	—	19,405	—	—	19,405
Other comprehensive loss	—	—	—	—	—	—	(3,465)	(3,465)
Net loss	—	—	—	—	—	(116,591)	—	(116,591)
Balance at March 31, 2024	84,837,610	$2,658	170,316	$(62)	$3,199,183	$(1,116,291)	$(1,552)	$2,083,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(116,591)	$(53,065)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4,833	5,051
Equity-based compensation	19,405	20,875
Other non-cash items, net	(8,385)	(969)
Changes in:
Accounts receivable	200,000	—
Prepaid expenses and other assets	2,949	12,040
Accounts payable and accrued expenses	9,443	25,214
Deferred revenue	(504)	—
Operating lease assets and liabilities	(966)	(177)
Other liabilities, net	(432)	(170)
Net cash provided by operating activities	109,752	8,799
Investing activities:
Purchase of property, plant and equipment	(721)	(3,059)
Investment in equity securities	(7,500)	—
Purchases of marketable securities	(326,915)	(265,627)
Maturities of marketable securities	237,336	386,515
Net cash (used in) provided by investing activities	(97,800)	117,829
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	280,745	—
Proceeds from exercise of options and ESPP contributions, net of issuance costs	25,189	5,404
Net cash provided by financing activities	305,934	5,404
Effect of exchange rate changes on cash	(11)	32
Increase in cash	317,875	132,064
Cash, cash equivalents and restricted cash, beginning of period	401,068	224,060
Cash, cash equivalents and restricted cash, end of period	$718,943	$356,124
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$131	$2,633
Equity issuance costs in accounts payable, accrued expenses, and other long-term liabilities	$4,522	$155

	As of March 31,
Reconciliation to amounts within the condensed consolidated balance sheets	2024	2023
Cash and cash equivalents	$707,427	$344,407
Restricted cash	11,516	11,717
Cash, cash equivalents and restricted cash at end of period	$718,943	$356,124

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three-month interim periods ended March 31, 2024 and 2023.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023, which are contained in the 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 21, 2024.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 21, 2024.

New Accounting Pronouncements – Recently Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards has or may have a material impact on its condensed consolidated financial statements and disclosures.

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at March 31, 2024 and December 31, 2023 (in thousands), which are recorded at fair value. The table below excludes $455.0 million and $197.8 million of cash at March 31, 2024 and December 31, 2023, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Cash equivalents:
Money market funds	$142,451	$—	$—	$142,451
Commercial paper	106,879	—	(115)	106,764
U.S. Treasury securities	3,192	—	—	3,192
Total cash equivalents	252,522	—	(115)	252,407
Marketable securities:
U.S. Treasury securities	23,267	2	—	23,269
Corporate debt securities	885,237	1,319	(1,885)	884,671
Certificates of deposit	21,930	—	—	21,930
Government-sponsored enterprise securities	238,595	58	(830)	237,823
Commercial paper	233,124	4	(123)	233,005
Total marketable securities	1,402,153	1,383	(2,838)	1,400,698
Total cash equivalents and marketable securities	$1,654,675	$1,383	$(2,953)	$1,653,105
December 31, 2023
Cash equivalents:
Money market funds	$185,990	$—	$—	$185,990
U.S. Treasury securities	5,731	—	—	5,731
Total cash equivalents	191,721	—	—	191,721
Marketable securities:
U.S. Treasury securities	22,963	45	—	23,008
Corporate debt securities	883,550	3,367	(1,559)	885,358
Certificates of deposit	47,282	—	—	47,282
Government-sponsored enterprise securities	195,106	377	(352)	195,131
Commercial paper	155,403	32	(26)	155,409
Total marketable securities	1,304,304	3,821	(1,937)	1,306,188
Total cash equivalents and marketable securities	$1,496,025	$3,821	$(1,937)	$1,497,909

As of March 31, 2024 marketable securities were in a net unrealized loss position of $1.6 million. As of December 31, 2023, marketable securities were in a net unrealized gain position of $1.9 million. The Company has recorded a net unrealized loss of $3.5 million and a net unrealized gain of $6.2 million during the three months ended March 31, 2024 and 2023, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024 and December 31, 2023, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $893.8 million and $463.5 million, respectively. As of March 31, 2024 and December 31, 2023, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $125.9 million and $138.4 million, respectively. As of March 31, 2024, no securities that have been in an unrealized loss position for more than twelve months will mature beyond one year. As of December 31, 2023, securities in an unrealized loss position for more than twelve months totaling $2.0 million had maturities beyond one year.

The Company determined that there is no material credit risk associated with the above investments as of March 31, 2024. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three months ended March 31, 2024. No available-for-sale debt securities held as of March 31, 2024 had remaining maturities greater than thirty months.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at
	March 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$455,020	$455,020	$—	$—
Money market funds	142,451	$142,451	—	—
Commercial paper	106,764	—	106,764	—
U.S. Treasury securities	3,192	—	3,192	—
Marketable securities:
U.S. Treasury securities	23,269	—	23,269	—
Corporate debt securities	884,671	—	884,671	—
Certificates of deposit	21,930	—	21,930	—
Government-sponsored enterprise securities	237,823	—	237,823	—
Commercial paper	233,005	—	233,005	—
Total	$2,108,125	$597,471	$1,510,654	$—

	Fair Value Measurements at
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$197,756	$197,756	$—	$—
Money market funds	185,990	185,990	—	—
U.S. Treasury securities	5,731	—	5,731	—
Marketable securities:
U.S. Treasury securities	$23,008	—	23,008	—
Corporate debt securities	885,358	—	885,358	—
Certificates of deposit	47,282	—	47,282	—
Government-sponsored enterprise securities	195,131	—	195,131	—
Commercial paper	155,409	—	155,409	—
Total	$1,695,665	$383,746	$1,311,919	$—

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities, certificates of deposit, corporate bonds and commercial paper. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Computer equipment	$3,739	$3,739
Furniture, fixtures and other	8,109	8,109
Laboratory equipment	41,559	41,411
Leasehold improvements	143,260	143,260
Construction work in process	8,838	8,859
Total property and equipment, gross	205,505	205,378
Accumulated depreciation	(58,252)	(53,433)
Total property and equipment, net	$147,253	$151,945

Depreciation expense for the three months ended March 31, 2024 and 2023 was $4.8 million and $5.0 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Payroll and employee-related costs	$7,480	$17,347
Research costs	13,502	16,962
Collaboration costs	47,767	2,395
Licensing fees	2,505	3,143
Professional fees	3,348	2,515
Intellectual property costs	1,363	1,642
Accrued property and equipment	34	630
Other	433	701
Total	$76,432	$45,335

6. Significant Contracts

Agreements with Vertex

2015 collaboration

In 2015, the Company entered into a strategic collaboration, option and license agreement, or the 2015 Collaboration Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex. The 2015 Collaboration Agreement is focused on the use of the Company’s CRISPR/Cas9 gene editing technology to discover and develop potential new treatments aimed at the underlying genetic causes of human disease. The Company and Vertex amended the 2015 Collaboration Agreement in 2017 and 2019 with Amendment No. 1 and Amendment No. 2, respectively, namely to clarify Vertex’s option rights under the 2015 Collaboration Agreement and to modify certain definitions and provisions of the 2015 Collaboration Agreement to make them consistent with the JDA (as defined below) and the 2019 Collaboration Agreement (as defined below). In 2017, Vertex exercised an option granted to it under the 2015 Collaboration Agreement to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets, and in 2019, Vertex exercised the remaining options granted to it under the 2015 Collaboration Agreement to exclusively license certain collaboration targets developed under the 2015 Collaboration Agreement.

Hemoglobinopathies collaboration

In 2017, following Vertex's exercise of its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets, the Company and Vertex entered into a joint development and commercialization agreement, or the JDA, and agreed for potential hemoglobinopathy treatments, including CASGEVY, the Company and Vertex would share equally all research and development costs and worldwide revenues. In 2021, the Company and Vertex amended and restated the JDA, or the A&R Vertex JDCA (as amended and in effect, from time to time), pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex leads and has all decision making (i.e., control) in relation to the CASGEVY program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to CASGEVY only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CASGEVY) that may be researched, developed, manufactured and commercialized on a worldwide basis under the A&R Vertex JDCA. Additionally, the A&R Vertex JDCA allows the Company to defer a portion of its share of costs under the arrangement if spending on the CASGEVY program exceeds specified amounts through 2024. In December 2023, the Company entered into an amendment to the A&R Vertex JDCA, or Amendment No. 1 to the A&R Vertex JDCA, with Vertex related to the global development, manufacturing, and commercialization of CASGEVY. Pursuant to Amendment No. 1 to the A&R Vertex JDCA, among other things, the Company and Vertex agreed to (a) allocate certain costs arising from a license agreement with a third party, resulting in a current payment due to Vertex by the Company of $20.0 million upon an event specified in Amendment No. 1 to the A&R Vertex JDCA, and (b) adjust, under certain specified circumstances, the timing of and portion of the Company’s share of costs it is permitted to defer under the agreement. Any deferred amounts under the A&R Vertex JDCA, as amended, are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

In connection with the closing of the transaction contemplated by the A&R Vertex JDCA, the Company received a $900.0 million up-front payment from Vertex. Additionally, in December 2023, the Company and Vertex received approval of CASGEVY by the U.S. Food and Drug Administration, or the FDA. The FDA’s approval of CASGEVY triggered Vertex’s obligation to make a $200.0 million milestone payment to the Company, which was recognized in December 2023 and for which payment was received in January 2024 is included in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2023.

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

Collaboration in the field of diabetes

In 2021, the Company and ViaCyte, Inc., or ViaCyte, entered into a joint development and commercialization agreement, or the ViaCyte JDCA, to jointly develop and commercialize product candidates and shared products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. In the third quarter of 2022, Vertex acquired ViaCyte, and ViaCyte became a wholly-owned subsidiary of Vertex. In March 2023, (1) the Company and ViaCyte entered into an amendment to the ViaCyte JDCA, or the ViaCyte JDCA Amendment, and adjusted certain rights and obligations of the Company and ViaCyte under the ViaCyte JDCA, and (2) the Company and Vertex entered into a non-exclusive license agreement, or the Non-Ex License Agreement, pursuant to which the Company agreed to license to Vertex, on a non-exclusive basis, certain of its gene editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. Subsequently, ViaCyte elected to opt-out of the ViaCyte JDCA. Per the opt-out terms, the on-going collaboration assets are now wholly owned by the Company, subject to a royalty on future sales owed to ViaCyte. The opt-out became effective in early February 2024.

In connection with entering into the Non-Ex License Agreement, the Company received a $100.0 million up front payment from Vertex in the first quarter of 2023 and subsequently received a $70.0 million research milestone achieved in the second quarter of 2023. The Company is eligible to receive additional milestone payments of up to $160 million in aggregate, which are dependent on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

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

In the second quarter of 2023, the Company adjusted the transaction price to include $70.0 million in previously constrained variable consideration related to a research milestone which was achieved in the second quarter of 2023. The Company determined that all other possible variable consideration resulting from milestones and royalties discussed below was fully constrained as of March 31, 2024. The Company will re-evaluate the transaction price in each reporting period.

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

No revenue was recognized under the March 2023 Agreements for the three months ended March 31, 2024. Revenue recognized under the March 2023 Agreements for the three months ended March 31, 2023 was $100.0 million.

Milestones under the Non-Ex License Agreement

As of March 31, 2024, the Company is eligible to receive potential future milestone payments from Vertex of up to $160.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of March 31, 2024. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Vertex Agreements

Deferred revenue

As of March 31, 2024 and December 31, 2023, there was no current deferred revenue related to the Vertex Agreements. As of March 31, 2024, there was $12.3 million of non-current deferred revenue related to the Vertex Agreements, which is unchanged from December 31, 2023. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

Each of the remaining milestones described above are fully constrained as of March 31, 2024. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

Vertex Agreements

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to CASGEVY under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing is included within collaboration expense, net, in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024 and 2023, the Company recognized $47.0 million and $42.2 million of collaboration expense, net, related to the CASGEVY program, respectively. Collaboration expense, net, during the three months ended March 31, 2024 and 2023 was net of $0.8 million and $2.8 million of reimbursements from Vertex related to the CASGEVY program, respectively.

7. Commitments and Contingencies

Leases

Refer to Note 7 to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 21, 2024 for discussion of the Company’s lease arrangements.

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

Letters of Credit

As of March 31, 2024, the Company had restricted cash of $11.5 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account and included in “Restricted cash” on the Company's condensed consolidated balance sheets as of March 31, 2024.

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

Under certain circumstances and if certain contingent future events occur, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement (as such term is defined in Note 6 above). In addition, Vertex has the option to conduct research at its own cost in certain defined areas that, if beneficial to the CASGEVY program and ultimately achieves regulatory approval, could result in the Company owing Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the CASGEVY program.

Under the A&R Vertex JDCA, the Company has an option to defer specified costs on the CASGEVY program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. As of March 31, 2024, $4.0 million of costs incurred in 2024 under the A&R JDCA have been deferred. In 2023, the Company exercised its option to defer specified costs on the CASGEVY program in excess of the deferral limit under A&R Vertex JDCA, which resulted in a deferral of $80.9 million as of December 31, 2023. In 2022, the Company also exercised its option to defer its share of costs incurred in 2022 on the CASGEVY program in excess of the deferral limit under the A&R Vertex JDCA, which resulted in a deferral of $36.1 million as of December 31, 2022. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of March 31, 2024, no contingent payments have been accrued to date.

8. Share Capital

All of the Company's common shares are authorized under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of March 31, 2024, the Company's share capital consists of 88,517,810 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments, and 19,925,932 registered common shares reserved for the Company's employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiry of the capital band if earlier, within a lower limit of CHF 2,538,051.84 and an upper limit of CHF 2,952,222.57, corresponding to 13,805,691 registered common shares with a nominal value of CHF 0.03 each to be fully paid in.

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

As of March 31, 2024, the Company has issued and sold an aggregate of 1.5 million common shares under the 2021 ATM at an average price of $139.28 per share for aggregate proceeds of $212.4 million, which were net of equity issuance costs of $2.9 million, excluding stamp taxes.

Registered Direct Offering

In February 2024, the Company entered into an investment agreement for the sale of approximately $280.0 million of its common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. The Company received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

9. Stock-based Compensation

During the three months ended March 31, 2024 and 2023, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$11,182	$11,676
General and administrative	8,223	9,199
Total	$19,405	$20,875

Stock option activity

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2023	7,204,372	$55.05
Granted	811,624	72.94
Exercised	(632,683)	38.72
Cancelled or forfeited	(218,964)	71.20
Outstanding at March 31, 2024	7,164,349	$58.03
Exercisable at March 31, 2024	4,471,078	$55.62
Vested and expected to vest at March 31, 2024	7,164,349	$58.03

As of March 31, 2024, total unrecognized compensation expense related to stock options was $101.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

Restricted stock activity

The following table summarizes restricted stock activity for the three months ended March 31, 2024:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2023	1,781,415	$61.00
Granted	603,994	72.94
Vested	(214,913)	61.19
Cancelled or forfeited	(88,464)	53.19
Unvested balance at March 31, 2024	2,082,032	$64.77

As of March 31, 2024, total unrecognized compensation expense related to unvested restricted common shares was $103.2 million, which the Company expects to recognize over a remaining weighted-average vesting period of 3.0 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Outstanding options	7,164,349	7,916,984
Unvested restricted common shares	2,082,032	1,670,830
ESPP	8,630	18,110
Total	9,255,011	9,605,924

11. Income Taxes

During the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of $0.7 million and $1.3 million, respectively, representing an effective tax rate of (0.6%) and (2.6%), respectively. The income tax provision for the three months ended March 31, 2024 is primarily attributable to the income generated by the Company's U.S. subsidiaries. The change in the rate for the three months ended March 31, 2024 is primarily attributable to reduced forecasted income in the United States. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on February 21, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and impact and potential impacts on our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Overview

We are a leading gene editing company focused on the development of CRISPR/Cas9-based therapeutics. CRISPR/Cas9 is a revolutionary technology for gene editing, the process of precisely altering specific sequences of genomic DNA. We aim to apply this technology to disrupt, delete, correct and insert genes to treat diseases and to engineer advanced cellular therapies. We have advanced this technology from discovery to an approved medicine with unparalleled speed, culminating in the landmark first approval of a CRISPR-based therapy, CASGEVY (exagamglogene autotemcel [exa-cel]), in 2023 with our collaborators at Vertex Pharmaceuticals Incorporated, or Vertex. We believe that the combination of our technology, research and development capabilities, and proven ability to execute may enable us to create an entirely new class of highly effective and potentially curative therapies for patients with both rare and common diseases for whom current biopharmaceutical approaches have had limited success.

We have established a portfolio of therapeutic programs spanning four core franchises: hemoglobinopathies, immuno-oncology, and autoimmune in vivo approaches and Type 1 diabetes. Our most advanced program, CASGEVY, has received approval in the United States and other countries for the treatment of eligible patients with severe sickle cell disease, or SCD, or transfusion-dependent beta thalassemia, or TDT, two genetic disorders of hemoglobin, or hemoglobinopathies, with high unmet medical need. In addition, we have further research efforts on targeted conditioning and in vivo editing of hematopoietic stem cells that have the potential to expand the number of patients that could benefit significantly. We are also progressing multiple next-generation gene-edited cell therapy programs, including allogeneic chimeric antigen receptor T cell, or CAR T, candidates for the treatment of hematological and solid tumor cancers and autoimmune diseases. In addition, we are advancing a portfolio of programs leveraging in vivo editing for both common and rare diseases, starting with the treatment and prevention of cardiovascular disease. Further, we have multiple parallel efforts using allogeneic, gene-edited, hypoimmune, stem cell-derived beta cells to address type 1 diabetes, or T1D, without the need for chronic immunosuppression.

Hemoglobinopathies

CASGEVY

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

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, Europe, Great Britain, Saudi Arabia and Bahrain for the treatment of eligible patients 12 years and older with SCD or TDT. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

Additional candidates

Building upon CASGEVY, we have next-generation efforts in targeted conditioning and in vivo editing of hematopoietic stem cells, either of which could broaden the number of patients that could benefit from our hemoglobinopathies product candidates.

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

CD19 Candidates

CTX112 is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy. In addition, we plan to initiate a clinical trial of CTX112 in systemic lupus erythematosus in the first half of 2024, with the potential to expand into additional autoimmune indications in the future. Early clinical studies conducted by third parties have shown that CD19-directed autologous CAR T therapy can produce long-lasting remissions in multiple autoimmune indications by deeply depleting B cells. Our first generation allogeneic CD19-directed CAR T program has demonstrated effective depletion of B cells in oncology settings, which supports the potential for CTX112 in autoimmune diseases.

CD70 Candidates

CTX131 is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory solid tumors. In addition, we plan to initiate a clinical trial of CTX131 in hematologic malignancies in the first half of 2024.

Additional candidates

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing several additional investigational CAR T product candidates.

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases as well as many common diseases. We have established a leading platform for in vivo gene editing and are rapidly advancing a broad portfolio of in vivo programs. Our first in vivo programs target the liver, taking advantage of validated lipid nanoparticle delivery technologies, and aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association. For example, our first two in vivo programs, CTX310 and CTX320, aim to address cardiovascular disease by disrupting the validated targets angiopoietin-like protein 3 and lipoprotein (a), respectively. Phase 1 clinical trials for both CTX310 and CTX320 are ongoing. Building upon CTX310 and CTX320, we have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both rare and common diseases. In addition, we have programs focused on gene correction in the liver, including programs leveraging technologies developed by our CRISPR-X research team. Finally, we are pursuing additional delivery technologies, including further advancements to nanoparticle technology and adeno-associated virus, or AAV, vectors, for delivery to tissues beyond the liver, including hematopoietic stem cells.

Type 1 Diabetes

We are advancing a series of programs focused on the development of gene-edited stem cell-derived therapies for the treatment of T1D. We believe our gene editing capabilities have the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without the need for long-term immunosuppression. We have three parallel efforts to achieve this goal. First, our most advanced product candidate, CTX211, is an allogeneic, gene-edited, hypoimmune, stem cell derived product candidate in a device that is implanted into patients and intended to produce insulin in a glucose-dependent manner. This program, formerly known as VCTX211, originated from our collaboration with ViaCyte, Inc., or ViaCyte, a subsidiary of Vertex, and was developed by applying our gene editing technology to ViaCyte’s proprietary stem cell capabilities. CTX211 is being investigated in an ongoing Phase 1/2 clinical trial designed to assess the safety, tolerability and efficacy of CTX211 in adult patients with T1D. Second, we have research efforts focused on a deviceless beta cell replacement approach consisting of unencapsulated beta cells derived from edited stem cells. Third, we have granted a non-exclusive license to certain of our CRISPR/Cas9 intellectual property to Vertex to accelerate Vertex’s development of hypoimmune cell therapies for T1D, for which we received $170 million in upfront and milestone payments in 2023 and remain eligible to receive additional research and development milestones and royalties on future products.

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

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the three months ended March 31, 2024 was not material. Revenue recognized for the three months ended March 31, 2023 was $100.0 million related to our receipt of an upfront payment from Vertex in connection with entering into agreements with Vertex and ViaCyte relating to the research, development, manufacture and commercialization of therapeutic products in the diabetes field. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Collaboration Expense, Net

Collaboration expense, net, consists of operating expense related to the CASGEVY program under our collaboration with Vertex. Under the A&R Vertex JDCA, we have an option to defer our portion of specified costs on the CASGEVY program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Period to Period
	2024	2023	Change
Revenue:
Collaboration revenue	$—	$100,000	$(100,000)
Grant revenue	504	—	504
Total revenue	504	100,000	(99,496)
Operating expenses:
Research and development	76,172	99,935	(23,763)
General and administrative	17,953	22,360	(4,407)
Collaboration expense, net	46,966	42,192	4,774
Total operating expenses	141,091	164,487	(23,396)
Loss from operations	(140,587)	(64,487)	(76,100)
Other income, net	24,720	12,742	11,978
Loss before income taxes	(115,867)	(51,745)	(64,122)
Provision (benefit) for income taxes	(724)	(1,320)	596
Net loss	$(116,591)	$(53,065)	$(63,526)

Collaboration Revenue

There was no collaboration revenue for the three months ended March 31, 2024. Collaboration revenue for the three months ended March 31, 2023 was $100.0 million due to an upfront payment from Vertex. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $76.2 million for the three months ended March 31, 2024, compared to $99.9 million for the three months ended March 31, 2023. The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Period to Period
	2024	2023	Change
External research and development expenses	$18,669	$34,493	$(15,824)
Employee related expenses	20,991	22,558	(1,567)
Facility expenses	22,769	28,400	(5,631)
Stock-based compensation expenses	11,182	11,676	(494)
Other expenses	369	693	(324)
Sublicense and license fees	2,192	2,115	77
Total research and development expenses	$76,172	$99,935	$(23,763)

The decrease of approximately $23.8 million was primarily attributable to the following:

•
$15.8 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs; and
•
$5.6 million of decreased facility-related expenses, primarily driven by lower lab consumable costs.

General and Administrative Expenses

General and administrative expenses were $18.0 million for the three months ended March 31, 2024, compared to general and administrative expenses of $22.4 million for the three months ended March 31, 2023. The decrease in general and administrative expenses of approximately $4.4 million was primarily attributable to the following:

•
$ 2.4 million of decreased employee related and stock-based compensation expense primarily due to an overall decrease in the fair value of equity awards granted in 2023 and into 2024; and
•
$1.8 million of decreased external professional costs.

Collaboration Expense, Net

Collaboration expense, net, was $47.0 million for the three months ended March 31, 2024, compared to $42.2 million for the three months ended March 31, 2023. The increase of approximately $4.8 million in collaboration expense, net, was primarily attributable to commercial and manufacturing costs.

Other Income, Net

Other income was $24.7 million for the three months ended March 31, 2024, compared to $12.7 million of income for the three months ended March 31, 2023. The increase of approximately $12.0 million was primarily due to interest income earned on cash, cash equivalents and marketable securities for the three months ended March 31, 2024.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of March 31, 2024, we had $2,108.1 million in cash, cash equivalents and marketable securities, of which approximately $1.8 million was held outside of the United States, and an accumulated deficit of $1,116.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

In August 2019, we entered into the August 2019 Sales Agreement with Jefferies and filed our current prospectus supplement for $419.8 million in July 2021. As of March 31, 2024, we have issued and sold an aggregate of 1.5 million common shares under the current prospectus supplement at an average price of $139.28 per share for aggregate proceeds of $212.4 million, which were net of equity issuance costs of $2.9 million.

In February 2024, the Company entered into an investment agreement for the sale of approximately $280.0 million of its common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. The Company received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Three Months Ended March 31,		Period to Period
	2024	2023	Change
Net cash provided by operating activities	$109,752	$8,799	$100,953
Net cash (used in) provided by investing activities	(97,800)	117,829	(215,629)
Net cash provided by financing activities	305,934	5,404	300,530
Effect of exchange rate changes on cash	(11)	32	(43)
Net increase in cash	$317,875	$132,064	$185,811

Operating Activities

Net cash provided by operating activities was $109.8 million for the three months ended March 31, 2024, compared to cash provided by in operating activities of $8.8 million for the three months ended March 31, 2023. The increase in net cash provided by operating activities of approximately $101.0 million was primarily driven by an increase in net changes of operating assets and liabilities by $173.6 million, while non-cash expense decreased by $9.1 million. Additionally, the increase was offset by an increase in our net loss position of $63.5 million, from a net loss of $53.1 million for the three months ended March 31, 2023 to a net loss of $116.6 million for the three months ended March 31, 2024 driven by revenue recognized in the connection with an upfront payment from Vertex in the first quarter of 2023 that did not recur in the first quarter of 2024.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $97.8 million, compared to net cash provided by investing activities of $117.8 million for the three months ended March 31, 2023. The change from a net cash used in investing activities to a net cash provided by investing activities was primarily driven by a net increase in purchases of our marketable securities, offset by a reduction of property and equipment purchases.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $305.9 million, compared with $5.4 million for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 consisted of proceeds from the sale of approximately $280.0 million of its common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. The Company received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million. Additionally, net cash provided by financing activities consisted of option exercise proceeds, net of issuance costs.

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

We believe that our most critical accounting policies are those relating to revenue recognition and equity-based compensation, and there have been no changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024.

Recent Accounting Pronouncements

Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $2,108.1 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments with respect to the legal proceedings previously disclosed in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 21, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

On March 4, 2024, Jim Kasinger, our General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement with respect to the sale of up to an aggregate of 93,632 common shares of the Company pursuant to the terms of such trading plan. Mr. Kasinger's Rule 10b5-1 trading arrangement is active through June 30, 2025.

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

CRISPR Therapeutics AG

Dated: May 8, 2024	By:	/s/ Samarth Kulkarni
Samarth Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2024	By:	/s/ Raju Prasad
Raju Prasad
Chief Financial Officer
(Principal Financial Officer)