Form 10-Q
period 2024-06-30
CRISPR Therapeutics AG
filed 2024-08-05
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024, there were 85,168,158 shares of registrant’s common shares outstanding.

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

“CRISPR Therapeutics®” standard character mark and design logo, “CRISPRX™,” “CRISPR TX™,” “CTX112™,” “CTX131™,” “CTX310™,” “CTX320™,” “CTX330™,” and “CTX211™” are trademarks and registered trademarks of CRISPR Therapeutics AG. The CASGEVY™ word mark and design are trademarks of Vertex Pharmaceuticals Incorporated. All other trademarks and registered trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our strategic plans to develop and, if approved, subsequently commercialize any product candidates we may develop, including plans and expectations for the commercialization of, and anticipated benefits of, CASGEVY;
•
the safety, efficacy and clinical progress of various clinical programs, including those for CASGEVY, CTX112, CTX131, CTX211, CTX310 and CTX320;
•
the status of clinical trials, including development timelines and discussions with regulatory authorities related to product candidates under development by us and our collaborators;
•
the results of our preclinical studies and clinical trials, including our ongoing clinical trials and any planned clinical trials, and our research and development programs;
•
our ability to advance product candidates into, and successfully complete, clinical trials;
•
the size and growth potential of the markets for our product candidates and our ability to serve those markets, including our estimates regarding the addressable patient population and potential market opportunity for our current and future product candidates;
•
the rate and degree of market acceptance of our product candidates and the success of competing therapies that are or become available;
•
our internal manufacturing capabilities and operation of our cell therapy manufacturing facility;
•
our intellectual property coverage and positions, including those of our licensors and third parties as well as the status and potential outcome of proceedings involving any such intellectual property;
•
the expected benefits of our collaborations;
•
our strategy, goals, anticipated financial performance;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$484,472	$389,477
Marketable securities	1,517,147	1,304,215
Accounts receivable	—	200,000
Prepaid expenses and other current assets	8,788	14,386
Total current assets	2,010,407	1,908,078
Property and equipment, net	143,031	151,945
Marketable securities, non-current	11,216	1,973
Intangible assets, net	—	16
Restricted cash	11,520	11,591
Operating lease assets	148,538	153,993
Other non-current assets	15,141	1,975
Total assets	$2,339,853	$2,229,571
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,452	$38,147
Accrued expenses	91,883	45,335
Deferred revenue, current	4,759	4,105
Accrued tax liabilities	454	438
Operating lease liabilities	16,451	15,625
Other current liabilities	4,824	5,141
Total current liabilities	127,823	108,791
Deferred revenue, non-current	12,583	14,012
Operating lease liabilities, net of current portion	214,852	223,007
Other non-current liabilities	3,646	958
Total liabilities	358,904	346,768
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 132,477,166 and 126,536,183 shares authorized at June 30, 2024 and December 31, 2023, respectively, 85,215,817 and 80,214,694 shares issued at June 30, 2024 and December 31, 2023, respectively, 85,045,501 and 80,044,378 shares outstanding at June 30, 2024 and December 31, 2023, respectively	2,665	2,497
Treasury shares, at cost, 170,316 shares at June 30, 2024 and at December 31, 2023	(62)	(62)
Additional paid-in capital	3,223,924	2,878,155
Accumulated deficit	(1,242,699)	(999,700)
Accumulated other comprehensive (loss) income	(2,879)	1,913
Total shareholders' equity	1,980,949	1,882,803
Total liabilities and shareholders’ equity	$2,339,853	$2,229,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue	$—	$70,000	$—	$170,000
Grant revenue	517	—	1,021	—
Total revenue	517	70,000	1,021	170,000
Operating expenses:
Research and development	80,165	101,555	156,338	201,490
General and administrative	19,481	19,032	37,434	41,392
Collaboration expense, net	52,131	44,636	99,097	86,828
Total operating expenses	151,777	165,223	292,869	329,710
Loss from operations	(151,260)	(95,223)	(291,848)	(159,710)
Other income:
Other income, net	26,139	18,406	50,860	31,148
Total other income, net	26,139	18,406	50,860	31,148
Net loss before income taxes	(125,121)	(76,817)	(240,988)	(128,562)
Provision for income taxes	(1,287)	(923)	(2,011)	(2,243)
Net loss	(126,408)	(77,740)	(242,999)	(130,805)
Foreign currency translation adjustment	2	28	(9)	60
Unrealized (loss) gain on marketable securities	(1,329)	452	(4,783)	6,679
Comprehensive loss	$(127,735)	$(77,260)	$(247,791)	$(124,066)

Net loss per common share — basic	$(1.49)	$(0.98)	$(2.92)	$(1.66)
Basic weighted-average common shares outstanding	84,920,929	79,091,061	83,357,780	78,885,168
Net loss per common share — diluted	$(1.49)	$(0.98)	$(2.92)	$(1.66)
Diluted weighted-average common shares outstanding	84,920,929	79,091,061	83,357,780	78,885,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

.

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	78,512,450	$2,441	180,316	$(63)	$2,734,838	$(846,090)	$(15,647)	$1,875,479
Vesting of restricted shares	172,995	5	—	—	—	—	—	5
Exercise of vested options, net of issuance costs of $0.2 million	159,184	6	—	—	4,677	—	—	4,683
Purchase of common stock under ESPP	19,105	—	—	—	660	—	—	660
Stock-based compensation expense	—	—	—	—	20,875	—	—	20,875
Other comprehensive income	—	—	—	—	—	—	6,259	6,259
Net loss	—	—	—	—	—	(53,065)	—	(53,065)
Balance at March 31, 2023	78,863,734	$2,452	180,316	$(63)	$2,761,050	$(899,155)	$(9,388)	$1,854,896
Vesting of restricted shares	97,631	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.3 million	411,001	18	—	—	16,605	—	—	16,623
Stock-based compensation expense	—	—	—	—	21,765	—	—	21,765
Other comprehensive income	—	—	—	—	—	—	480	480
Net loss	—	—	—	—	—	(77,740)	—	(77,740)
Balance at June 30, 2023	79,372,366	$2,474	180,316	$(63)	$2,799,420	$(976,895)	$(8,908)	$1,816,028

Balance at December 31, 2023	80,044,378	$2,497	170,316	$(62)	$2,878,155	$(999,700)	$1,913	$1,882,803
Issuance of common stock, net of issuance costs of $3.8 million	3,929,610	132	—	—	277,015	—	—	277,147
Vesting of restricted shares	214,913	7	—	—	—	—	—	7
Exercise of vested options, net of issuance costs of $0.6 million	632,683	22	—	—	23,844	—	—	23,866
Purchase of common stock under ESPP	16,026	—	—	—	764	—	—	764
Stock-based compensation expense	—	—	—	—	19,405	—	—	19,405
Other comprehensive loss	—	—	—	—	—	—	(3,465)	(3,465)
Net loss	—	—	—	—	—	(116,591)	—	(116,591)
Balance at March 31, 2024	84,837,610	$2,658	170,316	$(62)	$3,199,183	$(1,116,291)	$(1,552)	$2,083,936
Vesting of restricted shares	163,013	6	—	—	—	—	—	6
Exercise of vested options, net of issuance costs of $0.2 million	44,878	1	—	—	1,069	—	—	1,070
Stock-based compensation expense	—	—	—	—	23,672	—	—	23,672
Other comprehensive loss	—	—	—	—	—	—	(1,327)	(1,327)
Net loss	—	—	—	—	—	(126,408)	—	(126,408)
Balance at June 30, 2024	85,045,501	$2,665	170,316	$(62)	$3,223,924	$(1,242,699)	$(2,879)	$1,980,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(242,999)	$(130,805)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	9,678	10,012
Equity-based compensation	43,077	42,640
Other non-cash items, net	(16,566)	(5,620)
Acquired in-process research and development	—	1,500
Changes in:
Accounts receivable	200,000	(70,000)
Prepaid expenses and other assets	5,297	15,952
Accounts payable and accrued expenses	18,724	13,637
Deferred revenue	(775)	—
Operating lease assets and liabilities	(1,874)	(1,277)
Other liabilities, net	(392)	(485)
Net cash provided by (used in) operating activities	14,170	(124,446)
Investing activities:
Purchase of property, plant and equipment	(1,428)	(6,614)
Purchase of in-process research and development	—	(1,500)
Investment in equity securities	(12,885)	—
Purchases of marketable securities	(797,509)	(452,363)
Maturities of marketable securities	587,117	795,229
Net cash (used in) provided by investing activities	(224,705)	334,752
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	279,733	—
Proceeds from exercise of options and ESPP contributions, net of issuance costs	25,735	22,169
Net cash provided by financing activities	305,468	22,169
Effect of exchange rate changes on cash	(9)	60
Increase in cash	94,924	232,535
Cash, cash equivalents and restricted cash, beginning of period	401,068	224,060
Cash, cash equivalents and restricted cash, end of period	$495,992	$456,595
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$20	$1,029
Equity issuance costs in accounts payable, accrued expenses, and other long-term liabilities	$3,029	$293

	As of June 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2024	2023
Cash and cash equivalents	$484,472	$444,796
Restricted cash	11,520	11,799
Cash, cash equivalents and restricted cash at end of period	$495,992	$456,595

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and six-month interim periods ended June 30, 2024 and 2023.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 21, 2024.

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

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at June 30, 2024 and December 31, 2023 (in thousands), which are recorded at fair value. The table below excludes $188.0 million and $197.8 million of cash at June 30, 2024 and December 31, 2023, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Cash equivalents:
Money market funds	$139,868	$—	$—	$139,868
Certificates and term deposits	25,351	—	—	25,351
Commercial paper	125,953	—	(58)	125,895
Corporate debt securities	1,424	—	—	1,424
U.S. Treasury securities	3,974	—	—	3,974
Total cash equivalents	296,570	—	(58)	296,512
Marketable securities:
U.S. Treasury securities	11,883	—	(9)	11,874
Corporate debt securities	1,013,028	669	(2,517)	1,011,180
Certificates and term deposits	132,499	—	—	132,499
Government-sponsored enterprise securities	243,521	22	(927)	242,616
Commercial paper	130,273	—	(79)	130,194
Total marketable securities	1,531,204	691	(3,532)	1,528,363
Total cash equivalents and marketable securities	$1,827,774	$691	$(3,590)	$1,824,875
December 31, 2023
Cash equivalents:
Money market funds	$185,990	$—	$—	$185,990
U.S. Treasury securities	5,731	—	—	5,731
Total cash equivalents	191,721	—	—	191,721
Marketable securities:
U.S. Treasury securities	22,963	45	—	23,008
Corporate debt securities	883,550	3,367	(1,559)	885,358
Certificates and term deposits	47,282	—	—	47,282
Government-sponsored enterprise securities	195,106	377	(352)	195,131
Commercial paper	155,403	32	(26)	155,409
Total marketable securities	1,304,304	3,821	(1,937)	1,306,188
Total cash equivalents and marketable securities	$1,496,025	$3,821	$(1,937)	$1,497,909

As of June 30, 2024, marketable securities were in a net unrealized loss position of $2.9 million. As of December 31, 2023, marketable securities were in a net unrealized gain position of $1.9 million. The Company has recorded a net unrealized loss of $1.3 million and $4.8 million during the three and six months ended June 30, 2024, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss. The Company recorded a net unrealized gain of $0.5 million and $6.7 million during the three and six months ended June 30, 2023, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2024 and December 31, 2023, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $995.5 million and $463.5 million, respectively. As of June 30, 2024 and December 31, 2023, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $229.2 million and $138.4 million, respectively. As of June 30, 2024, securities in an unrealized loss position for more than twelve months totaling $11.2 million had maturities beyond one year, which is included in marketable securities, non-current, on the condensed consolidated balance sheet. As of December 31, 2023, securities in an unrealized loss position for more than twelve months totaling $2.0 million had maturities beyond one year, which is included in marketable securities, non-current, on the condensed consolidated balance sheet.

The Company determined that there is no material credit risk associated with the above investments as of June 30, 2024. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and six months ended June 30, 2024 and 2023. No available-for-sale debt securities held as of June 30, 2024 had remaining maturities greater than thirty months.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at
	June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$187,960	$187,960	$—	$—
Money market funds	139,868	139,868	—	—
Certificates and term deposits	25,351	—	25,351	—
Commercial paper	125,895	—	125,895	—
Corporate debt securities	1,424	—	1,424	—
U.S. Treasury securities	3,974	—	3,974	—
Marketable securities:
U.S. Treasury securities	11,874	—	11,874	—
Corporate debt securities	1,011,180	—	1,011,180	—
Certificates and term deposits	132,499	—	132,499	—
Government-sponsored enterprise securities	242,616	—	242,616	—
Commercial paper	130,194	—	130,194	—
Total	$2,012,835	$327,828	$1,685,007	$—

	Fair Value Measurements at
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$197,756	$197,756	$—	$—
Money market funds	185,990	185,990	—	—
U.S. Treasury securities	5,731	—	5,731	—
Marketable securities:
U.S. Treasury securities	23,008	—	23,008	—
Corporate debt securities	885,358	—	885,358	—
Certificates and term deposits	47,282	—	47,282	—
Government-sponsored enterprise securities	195,131	—	195,131	—
Commercial paper	155,409	—	155,409	—
Total	$1,695,665	$383,746	$1,311,919	$—

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities, certificates of deposit, corporate bonds and commercial paper. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Computer equipment	$3,739	$3,739
Furniture, fixtures and other	8,545	8,109
Laboratory equipment	41,903	41,411
Leasehold improvements	143,260	143,260
Construction work in process	8,654	8,859
Total property and equipment, gross	206,101	205,378
Accumulated depreciation	(63,070)	(53,433)
Total property and equipment, net	$143,031	$151,945

Depreciation expense for the three and six months ended June 30, 2024 was $4.8 million and $9.6 million, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $5.0 million and $10.0 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Payroll and employee-related costs	$14,373	$17,347
Research and development costs	19,182	16,962
Collaboration costs	51,455	2,395
Licensing fees	2,325	3,143
Professional fees	2,661	2,515
Intellectual property costs	1,379	1,642
Accrued property and equipment	—	630
Other	508	701
Total	$91,883	$45,335

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

In connection with the closing of the transaction contemplated by the A&R Vertex JDCA, the Company received a $900.0 million up-front payment from Vertex. Additionally, in December 2023, the Company and Vertex received approval of CASGEVY by the U.S. Food and Drug Administration, or the FDA. The FDA’s approval of CASGEVY triggered Vertex’s obligation to make a $200.0 million milestone payment to the Company, which was recognized in December 2023 and for which payment was received in January 2024 and was included in accounts receivable in the accompanying condensed consolidated balance sheets as of December 31, 2023.

Letter Agreement

In May 2024, Vertex and the Company entered into a letter agreement, or the Letter Agreement, with respect to the priority review voucher issued by the FDA to Vertex as the sponsor of the rare pediatric disease product application for CASGEVY. Vertex and the Company agreed that if Vertex utilizes or transfers the priority review voucher prior to the first calendar year in which the CASGEVY program generates a net profit, Vertex will pay the Company $43.0 million or an amount equal to 42% of the net proceeds from such transfer, as applicable. If the CASGEVY program begins generating calendar-year net profits prior to such utilization or transfer, Vertex will instead pay the Company up to $43.0 million set-off by deductions Vertex would otherwise be eligible to take against the CASGEVY program's net profits due to the Company related to amounts deferred previously by the Company.

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

In connection with entering into the Non-Ex License Agreement, the Company received a $100.0 million up front payment from Vertex in the first quarter of 2023 and subsequently received a $70.0 million research milestone achieved in the second quarter of 2023. The Company is eligible to receive additional milestone payments of up to $160.0 million in aggregate, which are dependent on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

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

The Company has determined that recognition criteria for the Letter Agreement has not been met and will not be met until the priority review voucher is (i) utilized or (ii) there is sufficient profitability such that Vertex is obligated to pay the Company under the Letter Agreement.

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

In the second quarter of 2023, the Company adjusted the transaction price to include $70.0 million in previously constrained variable consideration related to a research milestone which was achieved in the second quarter of 2023. The Company determined that all other possible variable consideration resulting from milestones and royalties discussed below was fully constrained as of June 30, 2024. The Company will re-evaluate the transaction price in each reporting period.

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

No revenue was recognized under the March 2023 Agreements for the three and six months ended June 30, 2024. Revenue recognized under the March 2023 Agreements for the three and six months ended June 30, 2023 was $70.0 million and $170.0 million, respectively.

Milestones under the Non-Ex License Agreement

As of June 30, 2024, the Company is eligible to receive potential future milestone payments from Vertex of up to $160.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of June 30, 2024. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Vertex Agreements

Deferred revenue

As of June 30, 2024 and December 31, 2023, there was no current deferred revenue related to the Vertex Agreements. As of June 30, 2024, there was $12.3 million of non-current deferred revenue related to the Vertex Agreements, which is unchanged from December 31, 2023. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

The Company has the option to conduct research at its own cost in certain defined areas. If such research is beneficial to the CASGEVY program and CASGEVY ultimately achieves regulatory approval in such areas, the Company could be entitled to receive from Vertex certain milestone payments aggregating to high eight digits.

Each of the remaining milestones described above are fully constrained as of June 30, 2024. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

Vertex Agreements

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to CASGEVY under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing is included within collaboration expense, net, in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, the Company recognized $52.1 million and $99.1 million of collaboration expense, net, related to the CASGEVY program, respectively. Collaboration expense, net, during the three and six months ended June 30, 2024 was net of $0.5 million and $1.3 million of reimbursements from Vertex related to the CASGEVY program, respectively. During the three and six months ended June 30, 2023, the Company recognized $44.6 million and $86.8 million of collaboration expense, net, related to the CASGEVY program, respectively. Collaboration expense, net, during the three and six months ended June 30, 2023 was net of $2.4 million and $5.2 million of reimbursements from Vertex related to the CASGEVY program, respectively.

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

Letters of Credit

As of June 30, 2024, the Company had restricted cash of $11.5 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account and included in “Restricted cash” on the Company's condensed consolidated balance sheets as of June 30, 2024.

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

Under the A&R Vertex JDCA, the Company has an option to defer specified costs on the CASGEVY program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. Additionally, the Company is permitted, under certain specified circumstances as set forth in Amendment No. 1 to the A&R Vertex JDCA, to adjust the timing of and portion of the Company's share of costs it is permitted to defer under the agreement.

The Company exercised its option to defer its share of costs incurred in 2022 and 2023 on the CASGEVY program in excess of the deferral limit under the A&R Vertex JDCA, which resulted in a deferral of $36.1 million and $80.9 million, respectively. As of June 30, 2024, $4.0 million of costs incurred in 2024 under the A&R Vertex JDCA, as amended, have been deferred. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year, subject to potential specified offsets. These deferred costs on the CASGEVY program will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of June 30, 2024, no contingent payments have been accrued to date.

8. Share Capital

All of the Company's common shares are authorized under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of June 30, 2024, the Company's share capital consists of 88,517,810 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments and 20,925,932 registered common shares reserved for the Company's employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiration of the capital band if earlier, up to an upper limit of CHF 3,100,452.06 by issuing a corresponding number of registered shares with a nominal value of CHF 0.03 each to be fully paid in. As of June 30, 2024, the number of shares that may be issued under the capital band is 14,830,592 registered common shares.

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

As of June 30, 2024, the Company has issued and sold an aggregate of 1.5 million common shares under the 2021 ATM at an average price of $139.28 per share for aggregate proceeds of $212.4 million, which were net of equity issuance costs of $2.9 million, excluding stamp taxes. As of June 30, 2024, common shares having aggregate gross proceeds up to $384.7 million remain under the 2021 ATM.

Registered Direct Offering

In February 2024, the Company entered into an investment agreement for the sale of approximately $280.0 million of its common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. The Company received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

9. Stock-based Compensation

During the three and six months ended June 30, 2024 and 2023, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$13,411	$13,322	$24,593	$24,998
General and administrative	10,261	8,443	18,484	17,642
Total	$23,672	$21,765	$43,077	$42,640

Stock option activity

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2023	7,204,372	$55.05
Granted	1,056,224	68.76
Exercised	(677,561)	37.92
Cancelled or forfeited	(278,612)	72.96
Outstanding at June 30, 2024	7,304,423	$57.94
Exercisable at June 30, 2024	4,714,519	$56.50
Vested and expected to vest at June 30, 2024	7,304,423	$57.94

As of June 30, 2024, total unrecognized compensation expense related to stock options was $95.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

Restricted stock activity

The following table summarizes restricted stock activity for the six months ended June 30, 2024:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2023	1,781,415	$61.00
Granted	706,844	70.50
Vested	(377,926)	71.41
Cancelled or forfeited	(120,319)	54.48
Unvested balance at June 30, 2024	1,990,014	$62.79

As of June 30, 2024, total unrecognized compensation expense related to unvested restricted common shares was $96.2 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.8 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding options	7,304,423	7,328,032	7,304,423	7,328,032
Unvested restricted common shares	1,990,014	1,524,987	1,990,014	1,524,987
ESPP	21,219	34,177	21,219	34,177
Total	9,315,656	8,887,196	9,315,656	8,887,196

11. Income Taxes

During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $1.3 million and $2.0 million, respectively, representing an effective tax rate of (1.1%) and (0.9%), respectively. During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $0.9 million and $2.2 million, respectively, representing an effective tax rate of (1.2%) and (1.7%), respectively. The income tax provision for the three and six months ended June 30, 2024 is primarily attributable to the income generated by the Company's U.S. subsidiaries. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

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

We have established a portfolio of therapeutic programs spanning four core franchises: hemoglobinopathies, immuno-oncology and autoimmune, in vivo approaches and type 1 diabetes. Our most advanced program, CASGEVY, has received approval in the United States and other countries for the treatment of eligible patients with severe sickle cell disease, or SCD, or transfusion-dependent beta thalassemia, or TDT, two genetic disorders of hemoglobin, or hemoglobinopathies, with high unmet medical need. In addition, we have further research efforts on targeted conditioning and in vivo editing of hematopoietic stem cells that have the potential to expand the number of patients that could benefit significantly. We are also progressing multiple next-generation gene-edited cell therapy programs, including allogeneic chimeric antigen receptor T cell, or CAR T, candidates for the treatment of hematological and solid tumor cancers and autoimmune diseases. In addition, we are advancing a portfolio of programs leveraging in vivo editing for both common and rare diseases, starting with the treatment and prevention of cardiovascular disease. Further, we have multiple parallel efforts using allogeneic, gene-edited, hypoimmune, stem cell-derived beta cells to address type 1 diabetes, or T1D, without the need for chronic immunosuppression.

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

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, European Union, Great Britain, Kingdom of Saudi Arabia and Kingdom of Bahrain for the treatment of eligible patients 12 years and older with SCD or TDT. We and Vertex continue to investigate CASGEVY, including (1) three clinical trials designed to assess the safety and efficacy of a single dose of CASGEVY in patients 12 to 35 years of age with severe SCD and TDT, respectively, (2) two clinical trials in patients 5 to 11 years of age, one in severe SCD and a second in TDT, and (3) long-term follow-up clinical trials designed to follow participants for up to 15 years after CASGEVY infusion. CASGEVY safety data presented to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

Additional candidates

Building upon CASGEVY, we have next-generation efforts in targeted conditioning and in vivo editing of hematopoietic stem cells, either of which could broaden the number of patients that could benefit from our hemoglobinopathies product candidates.

Immuno-Oncology and Autoimmune

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. We are advancing several cell therapy programs for oncology and/or autoimmune indications, including two next-generation allogeneic CAR T programs, CTX112 targeting Cluster of Differentiation 19, or CD19, and CTX131 targeting Cluster of Differentiation 70, or CD70. These product candidates incorporate two novel gene edits—knock-out of Regnase-1 and knock-out of transforming growth factor-beta receptor type 2, or TGFBR2—designed to enhance CAR T potency and reduce CAR T exhaustion. Emerging pharmacology data, including pharmacokinetics, from ongoing clinical trials of CTX112 and CTX131, indicate that the novel potency gene edits lead to significantly higher CAR T cell expansion and functional persistence in patients compared to our first-generation candidates that did not incorporate these edits. In addition, the next-generation candidates exhibit increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch. We are producing CTX112 and CTX131 for clinical trials at our internal GMP manufacturing facility.

CD19 Candidates

CTX112 is being developed for both oncology and autoimmune indications. It is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy. In addition, we have opened a clinical trial of CTX112 in systemic lupus erythematosus. Early clinical studies conducted by third parties have shown that CD19-directed autologous CAR T therapy can produce long-lasting remissions in multiple autoimmune indications by deeply depleting B cells. Our first generation allogeneic CD19-directed CAR T program has demonstrated effective depletion of B cells in oncology settings, which supports the potential for CTX112 in autoimmune diseases.

CD70 Candidates

CTX131 is being developed for both solid tumors and hematologic malignancies, including T cell lymphomas, or TCL. It is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory solid tumors. In addition, we have opened a clinical trial of CTX131 in hematologic malignancies, including TCL. We believe allogeneic CAR T approaches for TCL may have greater potential to meet the unmet need in this patient population given the patients’ own T cells are not suitable for autologous manufacturing.

Additional candidates

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing several additional investigational CAR T product candidates.

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases as well as many common diseases. We have established a leading platform for in vivo gene editing and are rapidly advancing a broad portfolio of in vivo programs. Our first in vivo programs target the liver, taking advantage of validated lipid nanoparticle, or LNP, delivery technologies, and aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association

Cardiovascular disease

Our first two in vivo programs utilizing our proprietary LNP platform, CTX310 and CTX320, are directed towards validated therapeutic targets associated with cardiovascular disease. CTX310 is being investigated in an ongoing clinical trial targeting ANGPTL3 in patients with heterozygous familial hypercholesterolemia, homozygous familial hypercholesterolemia, mixed dyslipidemias, or severe hypertriglyceridemia. Natural loss-of-function mutations in ANGPTL3 are associated with reduced low-density lipoprotein, triglycerides and atherosclerotic cardiovascular disease risk without any negative impact on overall health. In addition, CTX320 is being investigated in an ongoing clinical trial targeting LPA, the gene encoding apo(a), a critical component of lipoprotein(a), or Lp(a), in patients with elevated Lp(a), which has shown to have an independent association with major adverse cardiovascular events. Up to 20% of the global population has elevated Lp(a) levels.

Additional candidates

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

Type 1 Diabetes

We are developing gene-edited stem cell-derived therapies for the treatment of T1D. We believe our gene editing capabilities have the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without the need for long-term immunosuppression. We have three parallel efforts to achieve this goal. First, our most advanced product candidate, CTX211, is an allogeneic, gene-edited, hypoimmune, stem cell derived product candidate in a device that is implanted into patients and intended to produce insulin in a glucose-dependent manner. This program, formerly known as VCTX211, originated from our collaboration with ViaCyte, Inc., or ViaCyte, a subsidiary of Vertex, and was developed by applying our gene editing technology to ViaCyte’s proprietary stem cell capabilities. CTX211 is being investigated in an ongoing Phase 1/2 clinical trial designed to assess the safety, tolerability and efficacy of CTX211 in adult patients with T1D. Second, we have research efforts focused on a deviceless beta cell replacement approach consisting of unencapsulated beta cells derived from edited stem cells. Third, we have granted a non-exclusive license to certain of our CRISPR/Cas9 intellectual property to Vertex to accelerate Vertex’s development of hypoimmune cell therapies for T1D, for which we received $170 million in upfront and milestone payments in 2023 and remain eligible to receive additional research and development milestones and royalties on future products.

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

ViaCyte. We entered into a research and collaboration agreement in September 2018 with ViaCyte to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes, and in July 2021, we entered into a joint development and commercialization agreement with ViaCyte, or the ViaCyte JDCA. In connection with entering into the ViaCyte JDCA, our existing research collaboration agreement with ViaCyte expired in accordance with its terms. In the third quarter of 2022, Vertex announced it had acquired ViaCyte and the rights to the ViaCyte Collaboration Field, and in March 2023, we entered into an amendment to the ViaCyte JDCA pursuant to which, among other things, we adjusted certain rights and obligations of the parties thereunder. In December 2023, ViaCyte elected to opt-out of the collaboration with us for the co-development and co-commercialization of gene-edited stem cell therapies for the treatment of diabetes. Per the opt-out terms, once the opt-out is complete, the on-going collaboration assets will be wholly owned by us, subject to a royalty on future sales owed to ViaCyte. The opt-out became effective in early February 2024. The ViaCyte collaboration assets include CTX211 (formerly VCTX211), an allogeneic, gene-edited, hypoimmune, stem cell derived product candidate in a device that is implanted into patients and intended to produce insulin in a glucose-dependent manner. A Phase 1 clinical trial for CTX211 for the treatment of T1D is ongoing.

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

Other Partnerships. We have entered into a number of additional collaborations and license agreements to support and complement our hematopoietic stem cell, immuno-oncology and auto-immune, in vivo and T1D programs and platform, including agreements with: Nkarta, Inc. to develop and commercialize products leveraging donor-derived, gene-edited CAR-NK cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered AAV vectors; Roswell Park Comprehensive Cancer Center to advance a gene-edited autologous CAR T program against a new target; MaxCyte, Inc. on ex vivo delivery for our hemoglobinopathy and immuno-oncology programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics, Inc. on intellectual property for our allogeneic immuno-oncology programs.

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

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the three and six months ended June 30, 2024 was not material. Revenue recognized for the three and six months ended June 30, 2023 was $70.0 million and $170.0 million, respectively, related to our receipt of an upfront payment from Vertex in connection with entering into agreements with Vertex and ViaCyte relating to the research, development, manufacture and commercialization of therapeutic products in the diabetes field in the first quarter of 2023, as well as revenue recognized in the second quarter of 2023 related to a research milestone achieved in the second quarter of 2023. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Collaboration Expense, Net

Collaboration expense, net, consists of operating expense related to the CASGEVY program under our collaboration with Vertex. Under the A&R Vertex JDCA, we have an option to defer our portion of specified costs on the CASGEVY program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. Additionally, we are permitted, under certain specified circumstances as set forth in Amendment No. 1 to the A&R Vertex JDCA, to adjust the timing of and portion of our share of costs it is permitted to defer under the agreement.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Period to Period
	2024	2023	Change
Revenue:
Collaboration revenue	$—	$70,000	$(70,000)
Grant revenue	517	—	517
Total revenue	517	70,000	(69,483)
Operating expenses:
Research and development	80,165	101,555	(21,390)
General and administrative	19,481	19,032	449
Collaboration expense, net	52,131	44,636	7,495
Total operating expenses	151,777	165,223	(13,446)
Loss from operations	(151,260)	(95,223)	(56,037)
Other income, net	26,139	18,406	7,733
Loss before income taxes	(125,121)	(76,817)	(48,304)
Provision for income taxes	(1,287)	(923)	(364)
Net loss	$(126,408)	$(77,740)	$(48,668)

Collaboration Revenue

There was no collaboration revenue for the three months ended June 30, 2024. Collaboration revenue for the three months ended June 30, 2023 was $70.0 million related to a research milestone that was achieved during the second quarter of 2023. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $80.2 million for the three months ended June 30, 2024, compared to $101.6 million for the three months ended June 30, 2023. The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Period to Period
	2024	2023	Change
External research and development expenses	$18,633	$37,483	$(18,850)
Employee related expenses	18,975	21,002	(2,027)
Facility expenses	25,065	27,606	(2,541)
Stock-based compensation expenses	13,411	13,322	89
Other expenses	503	764	(261)
Sublicense and license fees	3,578	1,378	2,200
Total research and development expenses	$80,165	$101,555	$(21,390)

The decrease of approximately $21.4 million was primarily attributable to $18.9 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $19.5 million for the three months ended June 30, 2024, compared to general and administrative expenses of $19.0 million for the three months ended June 30, 2023.

Collaboration Expense, Net

Collaboration expense, net, was $52.1 million for the three months ended June 30, 2024, compared to $44.6 million for the three months ended June 30, 2023. The increase of approximately $7.5 million in collaboration expense, net, was primarily attributable to commercial and manufacturing costs related to the CASGEVY program under our collaboration with Vertex.

Other Income, Net

Other income was $26.1 million for the three months ended June 30, 2024, compared to $18.4 million of income for the three months ended June 30, 2023. The increase of approximately $7.7 million was primarily due to interest income earned on cash, cash equivalents and marketable securities for the three months ended June 30, 2024.

Comparison of six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Period to Period
	2024	2023	Change
Revenue:
Collaboration revenue	$—	$170,000	$(170,000)
Grant revenue	1,021	—	1,021
Total revenue	1,021	170,000	(168,979)
Operating expenses:
Research and development	156,338	201,490	(45,152)
General and administrative	37,434	41,392	(3,958)
Collaboration expense, net	99,097	86,828	12,269
Total operating expenses	292,869	329,710	(36,841)
Loss from operations	(291,848)	(159,710)	(132,138)
Other income, net	50,860	31,148	19,712
Loss before income taxes	(240,988)	(128,562)	(112,426)
Provision for income taxes	(2,011)	(2,243)	232
Net loss	$(242,999)	$(130,805)	$(112,194)

Collaboration Revenue

There was no collaboration revenue for the six months ended June 30, 2024. Collaboration revenue for the six months ended June 30, 2023 was $170.0 million due to an upfront payment from Vertex in the first quarter of 2023, as well as revenue recognized in the second quarter of 2023 related to a research milestone which was achieved in the second quarter of 2023. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $156.3 million for the six months ended June 30, 2024, compared to $201.5 million for the six months ended June 30, 2023. The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Period to Period
	2024	2023	Change
External research and development expenses	$37,708	$71,974	$(34,266)
Employee related expenses	39,571	43,560	(3,989)
Facility expenses	47,835	56,006	(8,171)
Stock-based compensation expenses	24,593	24,998	(405)
Other expenses	860	1,458	(598)
Sublicense and license fees	5,771	3,494	2,277
Total research and development expenses	$156,338	$201,490	$(45,152)

The decrease of approximately $45.2 million was primarily attributable to the following:

•
$34.3 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs;
•
$8.2 million of decreased facility-related expenses, primarily driven by lower laboratory-related costs; and
•
$4.0 million of decreased employee-related expenses.

General and Administrative Expenses

General and administrative expenses were $37.4 million for the six months ended June 30, 2024, compared to general and administrative expenses of $41.4 million for the six months ended June 30, 2023. The decrease of approximately $4.0 million was primarily attributable to decreased employee-related expenses and consulting and professional services-related expenses.

Collaboration Expense, Net

Collaboration expense, net, was $99.1 million for the six months ended June 30, 2024, compared to $86.8 million for the six months ended June 30, 2023. The increase of approximately $12.3 million in collaboration expense, net, was primarily attributable to commercial and manufacturing costs related to the CASGEVY program under our collaboration with Vertex.

Other Income, Net

Other income was $50.9 million for the six months ended June 30, 2024, compared to $31.1 million of income for the six months ended June 30, 2023. The increase of approximately $19.8 million was primarily due to interest income earned on cash, cash equivalents and marketable securities for the six months ended June 30, 2024.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of June 30, 2024, we had $2,012.8 million in cash, cash equivalents and marketable securities, of which approximately $154.1 million was held outside of the United States, and an accumulated deficit of $1,242.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

In August 2019, we entered into the August 2019 Sales Agreement with Jefferies and filed our current prospectus supplement for $419.8 million in July 2021. As of June 30, 2024, we have issued and sold an aggregate of 1.5 million common shares under the current prospectus supplement at an average price of $139.28 per share for aggregate proceeds of $212.4 million, which were net of equity issuance costs of $2.9 million.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Six Months Ended June 30,		Period to Period
	2024	2023	Change
Net cash provided by operating activities	$14,170	$(124,446)	$138,616
Net cash (used in) provided by investing activities	(224,705)	334,752	(559,457)
Net cash provided by financing activities	305,468	22,169	283,299
Effect of exchange rate changes on cash	(9)	60	(69)
Net increase in cash	$94,924	$232,535	$(137,611)

Operating Activities

Net cash provided by operating activities was $14.2 million for the six months ended June 30, 2024, compared to cash used in operating activities of $124.4 million for the six months ended June 30, 2023. The increase in net cash provided by operating activities of approximately $138.6 million was primarily driven by an increase in net changes of accounts receivable by $270.0 million, while non-cash expense decreased by $12.3 million. Additionally, the increase was offset by an increase in our net loss position of $112.2 million, from a net loss of $130.8 million for the six months ended June 30, 2023 to a net loss of $243.0 million for the six months ended June 30, 2024 driven by revenue recognized in the connection with an upfront payment from Vertex in the first quarter of 2023 as well as a research milestone achieved in the second quarter of 2023, that did not recur to date in 2024.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $224.7 million, compared to net cash provided by investing activities of $334.8 million for the six months ended June 30, 2023. The change to a net cash used in investing activities from a net cash provided by investing activities was primarily driven by a net increase in purchases of our marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $305.5 million, compared with $22.2 million for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of proceeds from the sale of approximately $280.0 million of its common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. The Company received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million. Additionally, net cash provided by financing activities consisted of option exercise proceeds, net of issuance costs.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $2,012.8 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

On June 11, 2024, Raju Prasad, Ph.D., our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement with respect to the sale of up to an aggregate of 30,476 common shares of the Company pursuant to the terms of such trading plan. Dr. Prasad's Rule 10b5-1 trading arrangement is active through December 4, 2025.

On June 13, 2024, Samarth Kulkarni, Ph.D., our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement with respect to the sale of up to an aggregate of 90,000 common shares of the Company pursuant to the terms of such trading plan. Dr. Kulkarni's Rule 10b5-1 trading arrangement is active through March 31, 2025.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document

10.1

Employment Agreement, dated May 23, 2024, by and between CRISPR Therapeutics, Inc. and Julianne Bruno (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2024).

10.2*	Employment Agreement, dated May 28, 2024, by and between CRISPR Therapeutics, Inc. and Naimish Patel, M.D.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

CRISPR Therapeutics AG

Dated: August 5, 2024	By:	/s/ Samarth Kulkarni
Samarth Kulkarni, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2024	By:	/s/ Raju Prasad
Raju Prasad, Ph.D.
Chief Financial Officer
(Principal Financial Officer)