Form 10-Q
period 2024-09-30
CRISPR Therapeutics AG
filed 2024-11-05
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, there were 85,353,479 shares of registrant’s common shares outstanding.

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

“CRISPR Therapeutics®” standard character mark and design logo, “CRISPRX™,” “CRISPR TX™,” “CTX112™,” “CTX131™,” “CTX310™,” “CTX320™,” and “CTX211™” are trademarks and registered trademarks of CRISPR Therapeutics AG. The CASGEVY™ word mark and design are trademarks of Vertex Pharmaceuticals Incorporated. All other trademarks and registered trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

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
•
our strategy, goals, and anticipated financial performance;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$225,670	$389,477
Marketable securities	1,709,975	1,304,215
Accounts receivable	—	200,000
Prepaid expenses and other current assets	8,246	14,386
Total current assets	1,943,891	1,908,078
Property and equipment, net	138,542	151,945
Marketable securities, non-current	—	1,973
Intangible assets, net	—	16
Restricted cash	11,520	11,591
Operating lease assets	146,286	153,993
Other non-current assets	15,891	1,975
Total assets	$2,256,130	$2,229,571
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,578	$38,147
Accrued expenses	47,204	45,335
Deferred revenue, current	4,483	4,105
Accrued tax liabilities	838	438
Operating lease liabilities	16,883	15,625
Other current liabilities	4,824	5,141
Total current liabilities	89,810	108,791
Deferred revenue, non-current	12,323	14,012
Operating lease liabilities, net of current portion	210,662	223,007
Other non-current liabilities	3,677	958
Total liabilities	316,472	346,768
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 132,477,166 and 126,536,183 shares authorized at September 30, 2024 and December 31, 2023, respectively, 85,506,092 and 80,214,694 shares issued at September 30, 2024 and December 31, 2023, respectively, 85,335,776 and 80,044,378 shares outstanding at September 30, 2024 and December 31, 2023, respectively	2,684	2,497
Treasury shares, at cost, 170,316 shares at September 30, 2024 and at December 31, 2023	(62)	(62)
Additional paid-in capital	3,255,112	2,878,155
Accumulated deficit	(1,328,641)	(999,700)
Accumulated other comprehensive income	10,565	1,913
Total shareholders' equity	1,939,658	1,882,803
Total liabilities and shareholders’ equity	$2,256,130	$2,229,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue	$—	$—	$—	$170,000
Grant revenue	602	—	1,623	—
Total revenue	602	—	1,623	170,000
Operating expenses:
Research and development	82,160	90,698	238,498	292,188
General and administrative	17,419	18,291	54,853	59,683
Collaboration expense, net	11,153	23,422	110,250	110,250
Total operating expenses	110,732	132,411	403,601	462,121
Loss from operations	(110,130)	(132,411)	(401,978)	(292,121)
Other income:
Other income, net	25,064	20,671	75,924	51,819
Total other income, net	25,064	20,671	75,924	51,819
Net loss before income taxes	(85,066)	(111,740)	(326,054)	(240,302)
Provision for income taxes	(876)	(412)	(2,887)	(2,655)
Net loss	(85,942)	(112,152)	(328,941)	(242,957)
Foreign currency translation adjustment	76	(49)	66	12
Unrealized gain on marketable securities	13,368	2,160	8,586	8,838
Comprehensive loss	$(72,498)	$(110,041)	$(320,289)	$(234,107)

Net loss per common share — basic	$(1.01)	$(1.41)	$(3.92)	$(3.07)
Basic weighted-average common shares outstanding	85,234,926	79,414,098	83,988,063	79,063,415
Net loss per common share — diluted	$(1.01)	$(1.41)	$(3.92)	$(3.07)
Diluted weighted-average common shares outstanding	85,234,926	79,414,098	83,988,063	79,063,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	78,512,450	$2,441	180,316	$(63)	$2,734,838	$(846,090)	$(15,647)	$1,875,479
Vesting of restricted shares	172,995	5	—	—	—	—	—	5
Exercise of vested options, net of issuance costs of $0.2 million	159,184	6	—	—	4,677	—	—	4,683
Purchase of common stock under ESPP	19,105	—	—	—	660	—	—	660
Stock-based compensation expense	—	—	—	—	20,875	—	—	20,875
Other comprehensive income	—	—	—	—	—	—	6,259	6,259
Net loss	—	—	—	—	—	(53,065)	—	(53,065)
Balance at March 31, 2023	78,863,734	$2,452	180,316	$(63)	$2,761,050	$(899,155)	$(9,388)	$1,854,896
Vesting of restricted shares	97,631	4	—	—	—	—	—	4
Exercise of vested options, net of issuance costs of $0.3 million	411,001	18	—	—	16,605	—	—	16,623
Stock-based compensation expense	—	—	—	—	21,765	—	—	21,765
Other comprehensive income	—	—	—	—	—	—	480	480
Net loss	—	—	—	—	—	(77,740)	—	(77,740)
Balance at June 30, 2023	79,372,366	$2,474	180,316	$(63)	$2,799,420	$(976,895)	$(8,908)	$1,816,028
Vesting of restricted shares	3,305	—	—	—	—	—	—	—
Exercise of vested options	16,900	2	—	—	645	—	—	647
Purchase of common stock under ESPP	34,177	—	—	—	1,192	—	—	1,192
Stock-based compensation expense	—	—	—	—	19,968	—	—	19,968
Other comprehensive income	—	—	—	—	—	—	2,111	2,111
Net loss	—	—	—	—	—	(112,152)	—	(112,152)
Balance at September 30, 2023	79,426,748	$2,476	180,316	$(63)	$2,821,225	$(1,089,047)	$(6,797)	$1,727,794

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	80,044,378	$2,497	170,316	$(62)	$2,878,155	$(999,700)	$1,913	$1,882,803
Issuance of common stock, net of issuance costs of $3.8 million	3,929,610	132	—	—	277,015	—	—	277,147
Vesting of restricted shares	214,913	7	—	—	—	—	—	7
Exercise of vested options, net of issuance costs of $0.6 million	632,683	22	—	—	23,844	—	—	23,866
Purchase of common stock under ESPP	16,026	—	—	—	764	—	—	764
Stock-based compensation expense	—	—	—	—	19,405	—	—	19,405
Other comprehensive loss	—	—	—	—	—	—	(3,465)	(3,465)
Net loss	—	—	—	—	—	(116,591)	—	(116,591)
Balance at March 31, 2024	84,837,610	$2,658	170,316	$(62)	$3,199,183	$(1,116,291)	$(1,552)	$2,083,936
Vesting of restricted shares	163,013	6	—	—	—	—	—	6
Exercise of vested options, net of issuance costs of $0.2 million	44,878	1	—	—	1,069	—	—	1,070
Stock-based compensation expense	—	—	—	—	23,672	—	—	23,672
Other comprehensive loss	—	—	—	—	—	—	(1,327)	(1,327)
Net loss	—	—	—	—	—	(126,408)	—	(126,408)
Balance at June 30, 2024	85,045,501	$2,665	170,316	$(62)	$3,223,924	$(1,242,699)	$(2,879)	$1,980,949
Issuance of common stock	97,040	4	—	—	5,939	—	—	5,943
Vesting of restricted shares	10,500	1	—	—	—	—	—	1
Exercise of vested options	161,516	14	—	—	2,732	—	—	2,746
Purchase of common stock under ESPP	21,219	—	—	—	974	—	—	974
Stock-based compensation expense	—	—	—	—	21,543	—	—	21,543
Other comprehensive gain	—	—	—	—	—	—	13,444	13,444
Net loss	—	—	—	—	—	(85,942)	—	(85,942)
Balance at September 30, 2024	85,335,776	$2,684	170,316	$(62)	$3,255,112	$(1,328,641)	$10,565	$1,939,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(328,941)	$(242,957)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	14,417	14,937
Equity-based compensation	64,620	62,608
Other non-cash items, net	(23,463)	(11,779)
Acquired in-process research and development	—	2,500
Changes in:
Accounts receivable	200,000	—
Prepaid expenses and other assets	5,109	16,769
Accounts payable and accrued expenses	(19,433)	(11,056)
Deferred revenue	(1,311)	7,000
Operating lease assets and liabilities	(3,380)	(1,729)
Other liabilities, net	(361)	(595)
Net cash used in operating activities	(92,743)	(164,302)
Investing activities:
Purchase of property, plant and equipment	(1,647)	(8,732)
Purchase of in-process research and development	—	(2,500)
Investment in equity securities	(20,385)	—
Purchases of marketable securities	(1,199,072)	(697,762)
Maturities of marketable securities	834,795	1,165,094
Net cash (used in) provided by investing activities	(386,309)	456,100
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	285,736	—
Proceeds from exercise of options and ESPP contributions, net of issuance costs	29,372	23,725
Net cash provided by financing activities	315,108	23,725
Effect of exchange rate changes on cash	66	12
(Decrease) increase in cash	(163,878)	315,535
Cash, cash equivalents and restricted cash, beginning of period	401,068	224,060
Cash, cash equivalents and restricted cash, end of period	$237,190	$539,595
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$33	$753
Equity issuance costs in accounts payable, accrued expenses, and other long-term liabilities	$3,005	$10

	As of September 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2024	2023
Cash and cash equivalents	$225,670	$527,765
Restricted cash	11,520	11,830
Cash, cash equivalents and restricted cash at end of period	$237,190	$539,595

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and nine-month interim periods ended September 30, 2024 and 2023.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 21, 2024.

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

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at September 30, 2024 and December 31, 2023 (in thousands), which are recorded at fair value. The table below excludes $103.8 million and $197.8 million of cash at September 30, 2024 and December 31, 2023, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Cash equivalents:
Money market funds	$89,098	$—	$—	$89,098
Certificates and term deposits	25,098	—	—	25,098
Commercial paper	7,710	—	(1)	7,709
Total cash equivalents	121,906	—	(1)	121,905
Marketable securities:
U.S. Treasury securities	13,472	7	—	13,479
Corporate debt securities	1,151,792	9,185	(204)	1,160,773
Certificates and term deposits	133,547	—	—	133,547
Government-sponsored enterprise securities	260,362	1,396	(24)	261,734
Commercial paper	132,940	113	(2)	133,051
Total marketable debt securities	1,692,113	10,701	(230)	1,702,584
Corporate equity securities	7,500	—	(109)	7,391
Total marketable securities	1,699,613	10,701	(339)	1,709,975
Total cash equivalents and marketable securities	$1,821,519	$10,701	$(340)	$1,831,880
December 31, 2023
Cash equivalents:
Money market funds	$185,990	$—	$—	$185,990
U.S. Treasury securities	5,731	—	—	5,731
Total cash equivalents	191,721	—	—	191,721
Marketable securities:
U.S. Treasury securities	22,963	45	—	23,008
Corporate debt securities	883,550	3,367	(1,559)	885,358
Certificates and term deposits	47,282	—	—	47,282
Government-sponsored enterprise securities	195,106	377	(352)	195,131
Commercial paper	155,403	32	(26)	155,409
Total marketable securities	1,304,304	3,821	(1,937)	1,306,188
Total cash equivalents and marketable securities	$1,496,025	$3,821	$(1,937)	$1,497,909

As of September 30, 2024, marketable debt securities were in a net unrealized gain position of $10.5 million. As of December 31, 2023, marketable debt securities were in a net unrealized gain position of $1.9 million. The Company has recorded a net unrealized gain of $13.4 million and $8.6 million during the three and nine months ended September 30, 2024, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss. The Company recorded a net unrealized gain of $2.2 million and $8.8 million during the three and nine months ended September 30, 2023, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024 and December 31, 2023, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $112.9 million and $463.5 million, respectively. As of September 30, 2024 and December 31, 2023, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $131.3 million and $138.4 million, respectively. As of September 30, 2024, no securities in an unrealized loss position for more than twelve months will mature beyond one year. As of December 31, 2023, securities in an unrealized loss position for more than twelve months totaling $2.0 million had maturities beyond one year, which is included in marketable securities, non-current, on the condensed consolidated balance sheet.

The Company determined that there is no material credit risk associated with the above investments as of September 30, 2024.

The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and nine months ended September 30, 2024 and 2023. No available-for-sale debt securities held as of September 30, 2024 had remaining maturities greater than thirty months.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at
	September 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$103,765	$103,765	$—	$—
Money market funds	89,098	89,098	—	—
Certificates and term deposits	25,098	—	25,098	—
Commercial paper	7,709	—	7,709	—
Marketable securities:
U.S. Treasury securities	13,479	—	13,479	—
Corporate debt securities	1,160,773	—	1,160,773	—
Certificates and term deposits	133,547	—	133,547	—
Government-sponsored enterprise securities	261,734	—	261,734	—
Commercial paper	133,051	—	133,051	—
Corporate equity securities	7,391	—	7,391	—
Total	$1,935,645	$192,863	$1,742,782	$—

	Fair Value Measurements at
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$197,756	$197,756	$—	$—
Money market funds	185,990	185,990	—	—
U.S. Treasury securities	5,731	—	5,731	—
Marketable securities:
U.S. Treasury securities	23,008	—	23,008	—
Corporate debt securities	885,358	—	885,358	—
Certificates and term deposits	47,282	—	47,282	—
Government-sponsored enterprise securities	195,131	—	195,131	—
Commercial paper	155,409	—	155,409	—
Total	$1,695,665	$383,746	$1,311,919	$—

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities, certificates of deposit, corporate bonds and commercial paper. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Computer equipment	$3,766	$3,739
Furniture, fixtures and other	8,554	8,109
Laboratory equipment	42,352	41,411
Leasehold improvements	143,260	143,260
Construction work in process	8,401	8,859
Total property and equipment, gross	206,333	205,378
Accumulated depreciation	(67,791)	(53,433)
Total property and equipment, net	$138,542	$151,945

Depreciation expense for the three and nine months ended September 30, 2024 was $4.8 million and $14.4 million, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was $4.9 million and $14.9 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Payroll and employee-related costs	$15,100	$17,347
Research and development costs	16,938	16,962
Collaboration costs	10,365	2,395
Licensing fees	575	3,143
Professional fees	2,452	2,515
Intellectual property costs	1,273	1,642
Accrued property and equipment	12	630
Other	489	701
Total	$47,204	$45,335

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

DMD and DM1 exclusive license

In 2019, the Company and Vertex entered into a series of agreements, including a strategic collaboration and license agreement, or the 2019 Collaboration Agreement, for the development and commercialization of products for the treatment of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy Type 1, or DM1. For the DMD and DM1 programs, Vertex is responsible for all research, development, manufacturing and commercialization activities and all related costs. Upon investigational new drug, or IND, filing, the Company has the option to forego the DM1 milestones and royalties, and instead, co-develop and co-commercialize all DM1 products globally in exchange for payment of 50% of research and development costs incurred by Vertex from the effective date of the agreement through IND filing.

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

In the second quarter of 2023, the Company adjusted the transaction price to include $70.0 million in previously constrained variable consideration related to a research milestone which was achieved in the second quarter of 2023. The Company determined that all other possible variable consideration resulting from milestones and royalties discussed below was fully constrained as of September 30, 2024. The Company will re-evaluate the transaction price in each reporting period.

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

No revenue was recognized under the March 2023 Agreements for the three and nine months ended September 30, 2024. No revenue was recognized under the March 2023 Agreements for the three months ended September 30, 2023. Revenue recognized under the March 2023 Agreements for the nine months ended September 30, 2023 was $170.0 million.

Milestones under the Non-Ex License Agreement

As of September 30, 2024, the Company is eligible to receive potential future milestone payments from Vertex of up to $160.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of September 30, 2024. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Vertex Agreements

Deferred revenue

As of September 30, 2024 and December 31, 2023, there was no current deferred revenue related to the Vertex Agreements. As of September 30, 2024, there was $12.3 million of non-current deferred revenue related to the Vertex Agreements, which is unchanged from December 31, 2023. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

Each of the remaining milestones described above are fully constrained as of September 30, 2024. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

Vertex Agreements

In connection with the Vertex Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to CASGEVY under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing is included within collaboration expense, net, in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024, the Company recognized $11.2 million and $110.3 million of collaboration expense, net, related to the CASGEVY program, respectively. Collaboration expense, net, during the three and nine months ended September 30, 2024 was net of $0.5 million and $1.8 million of reimbursements from Vertex related to the CASGEVY program, respectively. In the third quarter of 2024, the Company exercised its option to defer specified costs on the CASGEVY program in excess of $110.3 million under the A&R Vertex JDCA, as amended.

During the three and nine months ended September 30, 2023, the Company recognized $23.4 million and $110.3 million of collaboration expense, net, related to the CASGEVY program, respectively. Collaboration expense, net, during the three and nine months ended September 30, 2023 was net of $6.2 million and $11.5 million of reimbursements from Vertex related to the CASGEVY program, respectively. In the third quarter of 2023, the Company exercised its option to defer specified costs on the CASGEVY program in excess of $110.3 million under the A&R Vertex JDCA.

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

Letters of Credit

As of September 30, 2024, the Company had restricted cash of $11.5 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account and included in “Restricted cash” on the Company's condensed consolidated balance sheets as of September 30, 2024.

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

In the third quarter of 2024, the Company exercised its option to defer specified costs on the CASGEVY program in excess of the deferral limit under the A&R Vertex JDCA, as amended. As of September 30, 2024, the Company has deferred $44.9 million of its share of costs incurred in 2024 under the A&R Vertex JDCA, as amended. The Company exercised its option to defer its share of costs incurred in 2022 and 2023 on the CASGEVY program in excess of the deferral limit under the A&R Vertex JDCA, as amended, which resulted in a deferral of $36.1 million and $80.9 million, respectively. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year, subject to potential specified offsets. These deferred costs on the CASGEVY program will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of September 30, 2024, no contingent payments have been accrued to date.

8. Share Capital

All of the Company's common shares are authorized under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of September 30, 2024, the Company's share capital consists of 88,517,810 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments and 20,925,932 registered common shares reserved for the Company's employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiration of the capital band if earlier, up to an upper limit of CHF 3,100,452.06 by issuing a corresponding number of registered shares with a nominal value of CHF 0.03 each to be fully paid in. As of September 30, 2024, the number of shares that may be issued under the capital band is 14,830,592 registered common shares.

Common Share Issuances

At-the-Market Offering

In August 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which the Company was able to offer and sell, from time to time at its sole discretion through Jefferies, as its sales agent, its common shares, or the August 2019 Sales Agreement.

In January 2021, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million. In August 2024, the Company filed a new prospectus supplement with the SEC, which replaced the previous prospectus supplements filed in January 2021 and July 2021, respectively, to offer and sell, from time to time, the common shares remaining under the original prospectus supplement and July 2021 prospectus supplement having aggregate gross proceeds of up to $378.6 million, or, together with the January 2021 prospectus supplement and July 2021 prospectus supplement, the 2021 ATM.

As of September 30, 2024, the Company has issued and sold an aggregate of 1.6 million common shares under the 2021 ATM at an average price of $134.76 per share for aggregate proceeds of $218.4 million, which were net of equity issuance costs of $2.9 million, excluding stamp taxes. As of September 30, 2024, common shares having aggregate gross proceeds up to $378.6 million remain under the 2021 ATM.

Registered Direct Offering

In February 2024, the Company entered into an investment agreement for the sale of approximately $280.0 million of its common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. The Company received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

9. Stock-based Compensation

During the three and nine months ended September 30, 2024 and 2023, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$11,949	$11,287	$36,542	$36,285
General and administrative	9,594	8,681	28,078	26,323
Total	$21,543	$19,968	$64,620	$62,608

Stock option activity

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2023	7,204,372	$55.05
Granted	1,080,824	68.37
Exercised	(839,077)	33.92
Cancelled or forfeited	(392,917)	75.21
Outstanding at September 30, 2024	7,053,202	$58.49
Exercisable at September 30, 2024	4,790,177	$57.94
Vested and expected to vest at September 30, 2024	7,053,202	$58.49

As of September 30, 2024, total unrecognized compensation expense related to stock options was $79.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

Restricted stock activity

The following table summarizes restricted stock activity for the nine months ended September 30, 2024:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2023	1,781,415	$61.00
Granted	718,944	70.18
Vested	(388,426)	71.24
Cancelled or forfeited	(183,949)	56.54
Unvested balance at September 30, 2024	1,927,984	$62.78

As of September 30, 2024, total unrecognized compensation expense related to unvested restricted common shares was $81.5 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.6 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding options	7,053,202	7,150,741	7,053,202	7,150,741
Unvested restricted common shares	1,927,984	1,574,340	1,927,984	1,574,340
ESPP	8,313	9,328	8,313	9,328
Total	8,989,499	8,734,409	8,989,499	8,734,409

11. Income Taxes

During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $0.9 million and $2.9 million, respectively, representing an effective tax rate of (1.0%) and (0.9%), respectively. During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $0.4 million and $2.7 million, respectively, representing an effective tax rate of (0.4%) and (1.1%), respectively. The income tax provision for the three and nine months ended September 30, 2024 is primarily attributable to the income generated by the Company's U.S. subsidiaries. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

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

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, European Union, Great Britain, Canada, Switzerland, Kingdom of Saudi Arabia and Kingdom of Bahrain for the treatment of eligible patients 12 years and older with SCD or TDT. We and Vertex continue to investigate CASGEVY, including (1) three clinical trials designed to assess the safety and efficacy of a single dose of CASGEVY in patients 12 to 35 years of age with severe SCD and TDT, respectively, (2) two clinical trials in patients 5 to 11 years of age, one in severe SCD and a second in TDT, and (3) long-term follow-up clinical trials designed to follow participants for up to 15 years after CASGEVY infusion. CASGEVY safety data presented to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

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

CD19 Candidates

CTX112 is being developed for both oncology and autoimmune indications. It is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy, as well as an ongoing clinical trial in adult patients with systemic lupus erythematosus. Early clinical studies conducted by third parties have shown that CD19-directed autologous CAR T therapy can produce long-lasting remissions in multiple autoimmune indications by deeply depleting B cells. Our first generation allogeneic CD19-directed CAR T program has demonstrated effective depletion of B cells in oncology settings, which supports the potential for CTX112 in autoimmune diseases.

CD70 Candidates

CTX131 is being developed for both solid tumors and hematologic malignancies, including T cell lymphomas, or TCL. It is being investigated in ongoing clinical trials designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory solid tumors, as well as in hematologic malignancies, including TCL. We believe allogeneic CAR T approaches for TCL may have greater potential to meet the unmet need in this patient population given the patients’ own T cells are not suitable for autologous manufacturing.

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

ViaCyte. We entered into a research and collaboration agreement in September 2018 with ViaCyte to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes, and in July 2021, we entered into a joint development and commercialization agreement with ViaCyte, or the ViaCyte JDCA. In connection with entering into the ViaCyte JDCA, our existing research collaboration agreement with ViaCyte expired in accordance with its terms. In the third quarter of 2022, Vertex announced it had acquired ViaCyte and ViaCyte’s rights to jointly develop and commercialize product candidates and shared products for use in the treatment of diabetes type 1, diabetes type 2 and insulin dependent/requiring diabetes throughout the world, and in March 2023, we entered into an amendment to the ViaCyte JDCA pursuant to which, among other things, we adjusted certain rights and obligations of the parties thereunder. In December 2023, ViaCyte elected to opt-out of the collaboration with us for the co-development and co-commercialization of gene-edited stem cell therapies for the treatment of diabetes. Per the opt-out terms, once the opt-out is complete, the on-going collaboration assets will be wholly owned by us, subject to a royalty on future sales owed to ViaCyte. The opt-out became effective in early February 2024. The ViaCyte collaboration assets include CTX211 (formerly VCTX211), an allogeneic, gene-edited, hypoimmune, stem cell derived product candidate in a device that is implanted into patients and intended to produce insulin in a glucose-dependent manner. A Phase 1 clinical trial for CTX211 for the treatment of T1D is ongoing.

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

Revenue Recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. Revenue recognized for the three and nine months ended September 30, 2024 was not material. Revenue recognized for the nine months ended September 30, 2023 was $170.0 million related to our receipt of an upfront payment from Vertex in connection with entering into agreements with Vertex and ViaCyte relating to the research, development, manufacture and commercialization of therapeutic products in the diabetes field in the first quarter of 2023, as well as revenue recognized in the second quarter of 2023 related to a research milestone achieved in the second quarter of 2023. There was no revenue recognized for the three months ended September 30, 2023. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Collaboration Expense, Net

Collaboration expense, net, consists of operating expense related to the CASGEVY program under our collaboration with Vertex. Under the A&R Vertex JDCA, we have an option to defer our portion of specified costs on the CASGEVY program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. In the third quarter of 2024, we exercised our option to defer our portion of specified costs incurred in 2024 for the CASGEVY program in excess of $110.3 million. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. Additionally, we are permitted, under certain specified circumstances as set forth in Amendment No. 1 to the A&R Vertex JDCA, to adjust the timing of and portion of our share of costs we are permitted to defer under the agreement.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments.

Results of Operations

Comparison of three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Period to Period
	2024	2023	Change
Revenue:
Collaboration revenue	$—	$—	$—
Grant revenue	602	—	602
Total revenue	602	—	602
Operating expenses:
Research and development	82,160	90,698	(8,538)
General and administrative	17,419	18,291	(872)
Collaboration expense, net	11,153	23,422	(12,269)
Total operating expenses	110,732	132,411	(21,679)
Loss from operations	(110,130)	(132,411)	22,281
Other income, net	25,064	20,671	4,393
Loss before income taxes	(85,066)	(111,740)	26,674
Provision for income taxes	(876)	(412)	(464)
Net loss	$(85,942)	$(112,152)	$26,210

Collaboration Revenue

There was no collaboration revenue for the three months ended September 30, 2024 and 2023. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $82.2 million for the three months ended September 30, 2024, compared to $90.7 million for the three months ended September 30, 2023. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Period to Period
	2024	2023	Change
External research and development expenses	$25,375	$30,667	$(5,292)
Employee related expenses	18,443	20,016	(1,573)
Facility expenses	25,651	25,656	(5)
Stock-based compensation expenses	11,949	11,287	662
Other expenses	607	733	(126)
Sublicense and license fees	135	2,339	(2,204)
Total research and development expenses	$82,160	$90,698	$(8,538)

The decrease of approximately $8.5 million was primarily attributable to $5.3 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $17.4 million for the three months ended September 30, 2024, compared to general and administrative expenses of $18.3 million for the three months ended September 30, 2023. The decrease was primarily associated with a decrease in consulting and professional services costs.

Collaboration Expense, Net

Collaboration expense, net, was $11.2 million for the three months ended September 30, 2024, compared to $23.4 million for the three months ended September 30, 2023. In both the third quarter of 2024 and the third quarter of 2023, we exercised our option to defer specified costs on the CASGEVY program in excess of the $110.3 million deferral limit under the A&R Vertex JDCA, as amended. The decrease of approximately $12.3 million in collaboration expense, net, was primarily attributable to the timing of when we reached the deferral limit, as a result of increased commercial and manufacturing costs for CASGEVY when compared to the prior period. As of September 30, 2024, we have deferred $44.9 million in 2024 under the A&R Vertex JDCA, as amended, compared to a deferral of $23.4 million in 2023 as of September 30, 2023.

Other Income, Net

Other income was $25.1 million for the three months ended September 30, 2024, compared to $20.7 million of income for the three months ended September 30, 2023. The increase of approximately $4.4 million was primarily due to interest income earned on cash, cash equivalents and marketable securities for the three months ended September 30, 2024.

Comparison of nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Period to Period
	2024	2023	Change
Revenue:
Collaboration revenue	$—	$170,000	$(170,000)
Grant revenue	1,623	—	1,623
Total revenue	1,623	170,000	(168,377)
Operating expenses:
Research and development	238,498	292,188	(53,690)
General and administrative	54,853	59,683	(4,830)
Collaboration expense, net	110,250	110,250	—
Total operating expenses	403,601	462,121	(58,520)
Loss from operations	(401,978)	(292,121)	(109,857)
Other income, net	75,924	51,819	24,105
Loss before income taxes	(326,054)	(240,302)	(85,752)
Provision for income taxes	(2,887)	(2,655)	(232)
Net loss	$(328,941)	$(242,957)	$(85,984)

Collaboration Revenue

There was no collaboration revenue for the nine months ended September 30, 2024. Collaboration revenue for the nine months ended September 30, 2023 was $170.0 million due to an upfront payment from Vertex in the first quarter of 2023, as well as revenue recognized in the second quarter of 2023 related to a research milestone which was achieved in the second quarter of 2023. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $238.5 million for the nine months ended September 30, 2024, compared to $292.2 million for the nine months ended September 30, 2023. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Period to Period
	2024	2023	Change
External research and development expenses	$63,083	$102,642	$(39,559)
Employee related expenses	58,015	63,576	(5,561)
Facility expenses	73,486	81,662	(8,176)
Stock-based compensation expenses	36,542	36,284	258
Other expenses	1,467	2,191	(724)
Sublicense and license fees	5,905	5,833	72
Total research and development expenses	$238,498	$292,188	$(53,690)

The decrease of approximately $53.7 million was primarily attributable to the following:

•
$39.6 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs;
•
$8.2 million of decreased facility-related expenses, primarily driven by lower laboratory-related costs; and
•
$5.6 million of decreased employee-related expenses.

General and Administrative Expenses

General and administrative expenses were $54.9 million for the nine months ended September 30, 2024, compared to general and administrative expenses of $59.7 million for the nine months ended September 30, 2023. The decrease of approximately $4.8 million was primarily attributable to decreased employee-related expenses and consulting and professional services-related expenses.

Collaboration Expense, Net

Collaboration expense, net, was $110.3 million for the nine months ended September 30, 2024 and 2023, which represents our share of costs for the CASGEVY program. In both the third quarter of 2024 and the third quarter of 2023, we exercised our option to defer specified costs on the CASGEVY program in excess of the $110.3 million deferral limit under the A&R Vertex JDCA, as amended. As of September 30, 2024, we have deferred $44.9 million in 2024 under the A&R Vertex JDCA, as amended, compared to a deferral of $23.4 million in 2023 as of September 30, 2023. This increase in the deferral is a result of increased commercial and manufacturing costs for CASGEVY when compared to the prior period.

Other Income, Net

Other income was $75.9 million for the nine months ended September 30, 2024, compared to $51.8 million of income for the nine months ended September 30, 2023. The increase of approximately $24.1 million was primarily due to interest income earned on cash, cash equivalents and marketable securities for the nine months ended September 30, 2024.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of September 30, 2024, we had $1,935.6 million in cash, cash equivalents and marketable securities, of which approximately $154.6 million was held outside of the United States, and an accumulated deficit of $1,328.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

In August 2019, we entered into the August 2019 Sales Agreement with Jefferies and filed our current prospectus supplement for $378.6 million in August 2024. As of September 30, 2024, we have issued and sold an aggregate of 1.6 million common shares under the 2021 ATM at an average price of $134.76 per share for aggregate proceeds of $218.4 million, which were net of equity issuance costs of $2.9 million, excluding stamp taxes.

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

Although we and our partner, Vertex, received marketing approval of CASGEVY in 2023 in certain jurisdictions, and have received subsequent approvals in 2024, most of our programs are still in early stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development, manufacture and commercialization of any current or future product candidates, if approved, or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity financings, debt financings and payments received in connection with our collaboration agreements. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable to us to do so. However, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event, including resulting from the continued spread of the coronavirus or the recent failure of certain banks and financial institutions in the United States and globally, could materially and adversely affect our business and the value of our common shares. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Nine Months Ended September 30,		Period to Period
	2024	2023	Change
Net cash used in operating activities	$(92,743)	$(164,302)	$71,559
Net cash (used in) provided by investing activities	(386,309)	456,100	(842,409)
Net cash provided by financing activities	315,108	23,725	291,383
Effect of exchange rate changes on cash	66	12	54
Net (decrease) increase in cash	$(163,878)	$315,535	$(479,413)

Operating Activities

Net cash used in operating activities was $92.7 million for the nine months ended September 30, 2024, compared to cash used in operating activities of $164.3 million for the nine months ended September 30, 2023. The decrease in net cash used in operating activities was primarily driven by cash received from a milestone recognized as revenue in 2023, offset by increased net losses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $386.3 million, compared to net cash provided by investing activities of $456.1 million for the nine months ended September 30, 2023. The change to a net cash used in investing activities from a net cash provided by investing activities was primarily driven by a net increase in purchases of our marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $315.1 million, compared with $23.7 million for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 primarily consisted of proceeds from the sale of approximately $280.0 million of its common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1,935.6 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, none of our officers and directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document

10.1*	Form of Indemnification Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

CRISPR Therapeutics AG

Dated: November 5, 2024	By:	/s/ Samarth Kulkarni
Samarth Kulkarni, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2024	By:	/s/ Raju Prasad
Raju Prasad, Ph.D.
Chief Financial Officer
(Principal Financial Officer)