Form 10-K
period 2024-12-31
CRISPR Therapeutics AG
filed 2025-02-11
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $4.3 billion, based on the closing price on the Nasdaq Global Market of the Registrant’s common shares on June 28, 2024 (the last trading day of the Registrant’s second fiscal quarter of 2024).

The number of the Registrant’s common shares outstanding as of February 7, 2025 was 85,774,474.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual General Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Report.

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
•
The U.S. Food and Drug Administration, or FDA, the National Institutes of Health, the Medicines and Healthcare products Regulatory Agency, or MHRA and the European Medicines Agency, or EMA, have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.
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
•
Gene editing products are novel and may be complex and difficult to manufacture. We could experience manufacturing problems or regulatory requirements that result in delays in the development, approval or commercialization of our product candidates or otherwise harm our business.
•
Our status as a Swiss corporation may limit our flexibility with respect to certain aspects of capital management and may cause us to be unable to make distributions without subjecting our shareholders to Swiss withholding tax.
•
If we are unable to obtain, maintain or protect intellectual property rights related to our proprietary gene editing technology and product candidates, we may not be able to compete effectively in our markets.
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

Throughout this Annual Report on Form 10-K, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries; “our board of directors” refers to the board of directors of CRISPR Therapeutics AG; and we generally refer to CASGEVY (exagamglogene autotemcel [exa-cel]), as “CASGEVY.”

“CRISPR Therapeutics®” standard character mark and design logo, “CRISPRXTM,” “CRISPR TXTM,” “CTX112TM,” “CTX131TM,” “CTX211TM,” “CTX213TM,” “CTX310TM,” “CTX320TM,” “CTX330TM,” “CTX340TM,” and “CTX450TM,” are trademarks and registered trademarks of CRISPR Therapeutics AG. CASGEVY® and the CASGEVY logo are registered trademarks of Vertex Pharmaceuticals Incorporated, and Vertex Pharmaceuticals Incorporated is the manufacturer and exclusive license holder of CASGEVY. All other trademarks and registered trademarks contained in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

Special Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our strategic plans to develop and, if approved, subsequently commercialize any product candidates we may develop, including plans and expectations for the commercialization of, and anticipated benefits of, CASGEVY, including plans for patient access to CASGEVY;
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
•
the actual or potential benefits of regulatory designations, such as orphan drug, fast track and regenerative medicine advanced therapy in the United States or such European equivalents, including the PRIority MEdicines designation;
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
•
our anticipated expenses, ability to obtain funding for our operations and the sufficiency of our cash resources; and
•
the therapeutic value, development, and commercial potential of gene editing technologies and therapies, including CRISPR/Cas9, as well as other technologies we develop.

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

PART I

Item 1. Business.

BUSINESS

Overview

Our mission is to create transformative gene-based medicines for serious human diseases. We are a leading gene editing company focused on the development of CRISPR-based therapeutics, including by using CRISPR/Cas9 technology. CRISPR/Cas9 is a revolutionary technology for gene editing, the process of precisely altering specific sequences of genomic DNA. We aim to apply this technology to disrupt, delete, correct and insert genes to treat genetic diseases and to engineer advanced cellular therapies. We have advanced this technology from discovery to an approved medicine with unparalleled speed, culminating in the landmark first approval of a CRISPR-based therapy, CASGEVY (exagamglogene autotemcel [exa-cel]), in 2023 with our collaborators at Vertex Pharmaceuticals Incorporated, or Vertex.

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

We have established a portfolio of therapeutic programs spanning four core franchises: hemoglobinopathies, CAR T, in vivo approaches and type 1 diabetes. Depending on the program, we take either an ex vivo approach, in which we edit cells outside of the human body before administering them to the patient, or an in vivo editing approach, where we deliver the CRISPR-based therapeutic directly to target cells within the human body.

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
•
CAR T: We are progressing multiple next-generation gene-edited cell therapy programs, including allogeneic chimeric antigen receptor T cell, or CAR T, candidates for the treatment of hematological and solid tumor cancers and autoimmune diseases.
•
In vivo approaches: We are advancing a portfolio of programs leveraging in vivo editing for both common and rare diseases, including the treatment and prevention of cardiovascular disease.
•
Type 1 diabetes: We have multiple parallel efforts using allogeneic, gene-edited, hypoimmune, stem cell-derived beta islet cell precursors to address type 1 diabetes, or T1D, without the need for chronic immunosuppression, including both encapsulated and unencapsulated approaches.

We continue to innovate on our platform to develop next-generation technologies that can enable new therapies. Through these efforts, we aim to unlock the full potential of CRISPR-based therapeutics to create medicines that can transform people's lives. We believe that our innovative research, translational expertise, and clinical development experience, position us as a leader in the development of CRISPR-based therapeutics and may enable us to create an entirely new class of highly effective and potentially curative therapies for patients with both rare and common diseases for whom current biopharmaceutical approaches have had limited success.

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

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, European Union, Great Britain, Canada, Switzerland, Kingdom of Saudi Arabia, Kingdom of Bahrain and the United Arab Emirates for the treatment of eligible patients 12 years and older with SCD or TDT. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

We continue to advance our internally developed targeted conditioning program, as well as in vivo hematopoietic stem cell editing approaches utilizing lipid nanoparticle-mediated delivery through preclinical studies. Both initiatives could significantly expand the addressable patient populations for SCD and TDT.

CAR T

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. We are advancing several cell therapy programs for oncology and/or autoimmune indications, including two next-generation allogeneic CAR T programs, CTX112 targeting Cluster of Differentiation 19, or CD19, and CTX131 targeting Cluster of Differentiation 70, or CD70. These product candidates incorporate edits designed to enhance CAR T potency, reduce CAR T exhaustion and evade the immune system. An additional edit in CTX131 is designed to prevent the CAR T cells from killing other CAR T cells. In addition, these next-generation candidates exhibit increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch.

CTX112 is being developed for both hematologic malignancies and autoimmune indications. It is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the product candidate in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy, as well as an ongoing clinical trial in adult patients with systemic lupus erythematosus, systemic sclerosis, and inflammatory myositis.

CTX131 is being developed for both solid tumors and hematologic malignancies. It is being investigated in ongoing clinical trials designed to assess the safety and efficacy of the product candidate in adult patients with relapsed or refractory solid tumors and hematologic malignancies, including T cell lymphomas, or TCL.

We are producing CTX112 and CTX131 for clinical trials at our internal GMP manufacturing facility in Framingham, Massachusetts.

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing several additional investigational CAR T programs, including an autologous, gene-edited CAR T program targeting glypican-3, or GPC3, for the potential treatment of solid tumors.

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases as well as many common diseases. We have established a leading platform for in vivo gene editing and are rapidly advancing a broad portfolio of in vivo programs, supported by an internal lipid nanoparticle, or LNP, team to enable liver-directed and extrahepatic programs with novel lipids, formulations, and targeting moieties. Our first in vivo programs target the liver, taking advantage of validated LNP delivery technologies, and aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association. For example, our first two in vivo programs utilizing our proprietary LNP platform, CTX310 and CTX320, aim to address cardiovascular disease by disrupting the validated targets angiopoietin-like protein 3, or ANGPTL3, and lipoprotein (a), or Lp(a), respectively. Phase 1 clinical trials for both CTX310 and CTX320 are ongoing. We have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both rare and common diseases. We also have programs focused on gene correction in the liver, including programs leveraging technologies developed by our CRISPR-X research team.

Type 1 Diabetes

We are developing gene-edited stem cell-derived therapies for the treatment of T1D. We believe our gene editing capabilities have the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without the need for long-term immunosuppression. We have three parallel efforts to achieve this goal: (1) CTX211, an allogeneic, gene-edited, hypoimmune, stem cell derived product candidate in a device that is implanted into patients and intended to produce insulin in a glucose-dependent manner, and which is in an ongoing clinical trial; (2) CTX213, a research stage deviceless beta cell replacement product candidate consisting of unencapsulated precursor islet cells derived from edited stem cells; and (3) we have granted a non-exclusive license to certain of our CRISPR/Cas9 intellectual property to Vertex to accelerate Vertex’s development of hypoimmune cell therapies for T1D in exchange for certain milestones and royalties.

CRISPR-X

While we have made significant progress with our current portfolio of programs, we recognize that we need to continue to innovate to unlock the full power of gene editing and bring potentially transformative therapies to even more patients. We have a dedicated early-stage research team called CRISPR-X that focuses on innovating next-generation editing modalities. CRISPR-X is developing technologies to enable whole gene correction and insertion via non-viral DNA delivery and all-RNA systems, without requiring homology-directed repair or viral delivery of DNA.

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

Hemoglobinopathies

In 2015, we partnered with Vertex and entered into a strategic collaboration, option and license agreement, which focused on the discovery and development of gene-based treatments for hemoglobinopathies and cystic fibrosis using CRISPR/Cas9 gene-editing technology. In 2017, Vertex exercised its option to co-develop and co-commercialize the hemoglobinopathies program and we entered into a joint development and commercialization agreement with Vertex, which we amended and restated in 2021, pursuant to which, among other things, we are co-developing and co-commercializing CASGEVY for TDT and SCD.

Diabetes

Beginning in 2018, we partnered with ViaCyte, Inc., or ViaCyte (now a wholly-owned subsidiary of Vertex), to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes. In 2023, ViaCyte elected to opt-out of the collaboration with us for the co-development and co-commercialization of gene-edited stem cell therapies for the treatment of diabetes. Per the opt-out terms, the on-going collaboration assets will be wholly owned by us, subject to a royalty on future sales owed to ViaCyte. Our product candidate, CTX211, being developed for the potential treatment of T1D, resulted from this collaboration, and which we are continuing to advance in a Phase 1 clinical trial. Additionally, in 2023, we entered into a non-exclusive license agreement with Vertex for Vertex to utilize certain of our gene-editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent/requiring diabetes throughout the world. To date, we have recognized revenue of $205 million in upfront and milestone payments and remain eligible to receive additional research and development milestones and royalties on future products under the license.

Other Partnerships

We have entered into a number of additional collaborations and license agreements in other therapeutic areas, including an additional agreement with Vertex for the treatment of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1, and others to support and complement our hematopoietic stem cell, CAR T, in vivo and T1D programs and platform, including agreements with: Nkarta, Inc., or Nkarta, to develop and commercialize products leveraging donor-derived, gene-edited CAR-NK cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered adeno-associated virus, or AAV, vectors; Roswell Park Comprehensive Cancer Center to advance a gene-edited autologous CAR T program against a new target; MaxCyte, Inc. on ex vivo delivery for our hemoglobinopathy and CAR T programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics, Inc. on intellectual property for our allogeneic immuno-oncology programs.

Gene Editing Background

There are thousands of diseases caused by aberrant DNA sequences. Traditional small molecule and biologic therapies have had limited success in treating many of these diseases because they fail to address the underlying genetic causes. Newer approaches, such as RNA therapeutics and viral gene therapy, more directly target the genes related to disease, but each has clear limitations. RNA-based therapies, such as mRNA and siRNA may provide clinical benefit in certain diseases, however, these approaches face challenges with repeat dosing and related toxicities. Non-integrating viral gene therapy platforms, such as AAV, may have limited durability because they do not permanently change the genome and have limited efficacy upon re-administration due to resulting immune responses. Integrating viral gene therapy platforms, such as lentivirus, permanently alter the genome but do so randomly, which leads to the potential for undesirable mutations. Additionally, cells may recognize the transduced genes as foreign and respond by reducing their expression, limiting their efficacy. Thus, while our understanding of genetic diseases has increased since the mapping of the human genome, our ability to treat them effectively has been limited.

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

The process of gene editing involves precisely altering DNA sequences within the genomes of cells using enzymes to cut the DNA at specific locations. After a cut is made, natural cellular processes repair the DNA to either silence or correct undesirable sequences, potentially reversing their negative effects. Importantly, because the genome itself is modified in this process, the change is permanent in the patient. Earlier generations of gene editing technologies, such as zinc finger nucleases, or ZFNs, transcription-activator like effector nucleases, or TALENs, and meganucleases, rely on engineered protein-DNA interactions to govern the location of editing. While these systems were an important first step to demonstrate the potential of gene editing, their development has been challenging in practice due to the complexity of engineering protein-DNA interactions. In contrast, CRISPR/Cas nucleases are guided by RNA-DNA interactions, which are more predictable and straightforward to engineer and apply.

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

CRISPR/Cas9 gene editing

Given the versatility of CRISPR/Cas systems, multiple groups have developed new technologies based on CRISPR/Cas9, such as base editing and reverse transcriptase editing. While still nascent, such new CRISPR-based technologies could have advantages in select disease applications. As a result, we have continued to invest in broadening our CRISPR platform so we can employ a variety of technologies as appropriate. We believe that CRISPR/Cas will form the basis of an entirely new class of therapeutics with the potential to treat both rare and common diseases. To turn this promise into reality, we have built a broad and diversified pipeline of product candidates leveraging CRISPR/Cas gene editing.

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

SCD: Durable VOC-free with 93% achieved VF12 and Maintained for up to ~5 years

TDT: Durable Transfusion Independence Achieved in 98% and Maintained for up to ~5 years

Participant
RBC Transfusion Volume Before Screening (mL/kg/Year)
24 Months Prior to Screening
After Exa-cel Infusion
Total Follow-up (months)
27.7 (EOS)
Primary Efficacy Set
Baseline period
Time from exa-cel to last RBC transfusion in the initial period
60-day washout period after last RBC transfusion
Time from washout period to data cut or end of study
RBC tranfusion
–24
–12
Screening (Exa-cel)
12
24
36
48
60
Months

Data are shown for the Full Analysis Set. Primary Efficacy Set includes participants evaluable for the primary endpoint as of Aug 2024. 48 participants have completed CLIMB THAL-111, and 47 are currently enrolled in CLIMB-131 (1 withdrew consent in 131-not due to an adverse event).

To date, CASGEVY has been approved by regulatory authorities in the United States, European Union, Great Britain, Canada, Switzerland, Kingdom of Saudi Arabia, Kingdom of Bahrain and the United Arab Emirates for the treatment of eligible patients 12 years and older with SCD or TDT. We estimate that in the United States, Canada, Europe and parts of the Middle East, the total addressable patient population with severe SCD or TDT is approximately 60,000 individuals.

Beta Thalassemia

Beta thalassemia is a blood disorder that is associated with a reduction in the production of hemoglobin. This disease is caused by mutations that give rise to the insufficient expression of the beta globin protein, which can lead to symptoms related not only to the lack of hemoglobin, but also to the buildup of unpaired alpha globin proteins in red blood cells. The severity of symptoms associated with beta thalassemia varies depending on the levels of functional beta globin present in the blood cells. The unpaired alpha globin chains are toxic to red blood cells and reduce red blood cell lifespan. In the most severe cases, described as beta thalassemia major, functional beta globin is either completely absent or reduced, resulting in severe anemia. In these patients, the bone marrow cannot keep pace with the destruction of red blood cells, and thus these patients require regular blood transfusions. While chronic blood transfusions can be effective at addressing symptoms, they often lead to iron overload, progressive heart and liver failure, and eventually early death. Patients with mild forms of beta thalassemia may experience some mild anemia or even be asymptomatic. The total worldwide incidence of beta thalassemia is estimated to be 60,000 births annually and there are over 200,000 people worldwide who are alive and registered as receiving treatment for the disease.

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

As with beta thalassemia, in regions where medical infrastructure can support it, standard treatment for patients with SCD who have high levels of hemolysis involves chronic blood transfusions, which has the same associated risks of iron overload and toxicities associated with chelation therapy. The FDA and/or EMA have approved several disease-modifying therapies for SCD as well, such as hydroxyurea. Prior to December 2023, the only curative option was Allo-HSCT which is often avoided given the significant risk of transplant-related morbidity and mortality in these patients and the lack of matched and willing donors. In December 2023, the FDA approved Lyfgenia (lovotibeglogene autotemcel), an ex vivo autologous lentiviral gene therapy developed by bluebird bio, which carries a boxed warning for hematologic malignancy.

Next-generation Efforts

Building upon CASGEVY, we are pursuing next-generation efforts in targeted conditioning regimens with an anti-CD117 (cKit) antibody-drug conjugate, or ADC, for specific depletion of hematopoietic stem cells, which could offer benefits over the myeloablative conditioning regimen currently used with CASGEVY. In addition, we are pursuing in vivo editing of hematopoietic stem cells. Either of these efforts could broaden the number of patients that can benefit from our therapies.

CAR T

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. Development across all our CAR T programs and product candidates is focused on immuno-oncology and autoimmune indications.

Immuno-oncology

Interest in the oncology community has grown rapidly in the field of immuno-oncology, or treatments that harness the immune system to attack cancer cells. Engineered immune cell therapy is one such approach, in which immune system cells such as T cells are genetically modified to enable them to recognize and attack cancerous cells.

Engineered cell therapy has demonstrated encouraging results leading to multiple approvals for autologous, or patient-derived, CAR T products. These cell therapies require unique products to be created for each patient treated, an approach that has in the past proven challenging and cost prohibitive in the field of oncology. This bespoke manufacturing process takes time during which a patient’s disease can progress and sometimes fails to produce a viable product at all. Additionally, these versions of engineered cell therapies appear limited in their ability to treat solid tumors and have demonstrated a high rate of toxicities that require complicated management protocols. In contrast, allogeneic, or donor-derived, engineered T-cell therapies can be manufactured ahead of time and administered “off-the-shelf,” enabling immediate availability, improved access and efficiency, simpler logistics, greater consistency, and re-dosing.

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

Autoimmune disease

In addition, multiple groups have begun to demonstrate the utility of CAR T therapy for the treatment of various autoimmune diseases, including systemic lupus erythematosus, or SLE, progressive systemic sclerosis and idiopathic immune myositis.

Specifically, CD19-directed autologous CAR T cells have produced durable remissions in early clinical studies. Allogeneic CAR T therapy has the potential to provide similar results with several potential advantages, including increased scalability, dramatically decreased cost of goods, reduced risk of toxicities and an improved patient experience with no need for apheresis. In addition, removing the requirement for apheresis allows patients to continue to use concurrent medications, reducing risk of disease flares. Autoimmune disease could represent a large additional opportunity for our allogeneic CAR T cell programs.

Next-generation Allogeneic CAR T Candidates

We are advancing several cell therapy programs, including two next-generation, investigational, gene-edited, healthy donor-derived allogeneic CAR T product candidates in clinical trials: CTX112 targeting CD19 and CTX131 targeting CD70. These next-generation candidates build upon our first-generation programs, which provided important proof of concept that allogeneic CAR T cells can produce durable remissions following a standard lymphodepletion regimen and demonstrated a well-tolerated safety profile. Our CRISPR/Cas9 platform has enabled us to incorporate additional edits into our next-generation product candidates, and reflect our mission of innovating continuously to bring potentially transformative medicines to patients as quickly as possible. Preliminary data from ongoing clinical trials of CTX112 and CTX131, suggest that these candidates may improve upon the clinical profile of our first generation candidates.

CTX112 and CTX131 each incorporate two novel gene edits. These edits—knock-out of Regnase-1 and knock-out of transforming growth factor-beta receptor type 2, or TGFBR2—are designed to enhance CAR T potency and reduce CAR T exhaustion. Editing Regnase-1 removes an intrinsic “brake” on T cell function while editing TGFBR2 removes a key extrinsic “brake” on T cell anti-tumor activity. We identified this combination of edits through systematic screening of dozens of new and previously described genes. CTX131 has an additional edit, a knock-out of CD70 to prevent CAR T cell fratricide and further increase potency.

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
6.
For CTX131 only, knock-out of CD70 to prevent CAR T cells from killing other CAR T cells and further increase potency.

Our Next-Generation CRISPR Gene-edited Allogeneic CAR T Chassis

We believe this approach will have advantages over other allogeneic CAR T products in development that semi-randomly insert the CAR using an integrating virus and do not include edits to increase potency. Emerging clinical data from the ongoing clinical trial and pharmacology data, including pharmacokinetics, indicate that the novel potency gene edits in CTX112 and CTX131 lead to significantly higher CAR T cell expansion and functional persistence in patients compared to the first-generation candidates. In addition, the next-generation candidates exhibit increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch. We are producing CTX112 and CTX131 for clinical trials at our internal GMP manufacturing facility.

CTX112

Immuno-oncology

We are investigating CTX112 in an ongoing clinical trial designed to assess the safety and efficacy of CTX112 in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy. In this trial, we use a standard lymphodepletion regimen consisting of cyclophosphamide (500 mg/m2) and fludarabine (30 mg/m2) for three days.

As shown in the figure below, we presented initial data from our ongoing Phase 1/2 clinical trial of CTX112 in relapsed or refractory B-cell malignancies at the 2024 American Society of Hematology Annual meeting. This is an open-label, multicenter, study evaluating the safety and efficacy of CTX112 in a high-risk patient population (58% primary refractory disease; 67% >3 prior therapies; 50% with tumor sum of the products of diameters > 4000 mm2). CTX112 demonstrated tolerability with no Cytokine Release Syndrome, Immune Effector Cell-Associated Neurotoxicity Syndrome, or infections Grade ≥3. In addition, overall response rate across all dose levels was 67%, while complete response rate was 50%, which is consistent with approved autologous CAR T products. Based on this preliminary data, CTX112 has been granted Regenerative Medicine Advanced Therapy, or RMAT, designation by the FDA for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma.

Summary of CTX112 Clinical Responses Across Patients (N=12)

FL DL1
MZL DL2
FL DL3
FL DL3
MCL DL4
MZL DL2
LBCL DL3
LBCL DL1
LBCL DL4
LBCL DL2
MZL DL4
LBCL DL1
*
**
**
CR
PR
SD
PD
Second CTX112 Infusion
Anticancer Therapy
Death
Response Assessment
0
1
3
6
9
12
15
18
Time since First CTX112 Infusion (months)

* Patient had a pre-existing lung lesion biopsied 1 month after CTX112 and found to be mucinous adenocarcinoma of the lung. Patient died of complications secondary to lung cancer progression and treatment. Patient was PET and MRD negative for lymphoma at last assessment (9 months).

** 2 patients relapsed with significantly lower disease burden than baseline and were subsequently followed for 3+ months without receiving any additional anti-cancer therapy at the time of data cut

The most recent CTX112 data demonstrates responses in patients who have received prior T-cell engager-based therapies, or TCEs, with responses observed in all six patients, including three large B-cell lymphoma patients, who either relapsed post-TCE treatment or were refractory to TCEs. In addition, pharmacokinetic data highlights dose-dependent cell expansion with Cmax comparable to approved autologous CAR T products.

CTX112 Cell Expansion Data

Autoimmune disease

In addition, CTX112 is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the product candidate in adult patients with systemic lupus erythematosus, systemic sclerosis, and inflammatory myositis. The autologous CAR T cells used successfully in autoimmune diseases to date appear to cause a B cell “reset” following deep B cell depletion whereby reconstituted B cells do not express high levels of autoantibodies. We believe that CTX112 has the potential to produce a similar B cell “reset”.

CTX131

We are advancing CTX131 for the potential treatment of both solid tumors and certain hematologic malignancies. Several cancers express CD70, including renal cell carcinoma, mesothelioma, glioblastoma, pancreatic, lung and ovarian cancers, non-Hodgkin’s lymphoma and certain TCL, while normal tissues do not express or show extremely limited expression of CD70. We believe allogeneic CAR T approaches for TCL may have greater potential to meet the unmet need in this patient population given the patients’ own T cells are not suitable for autologous manufacturing.

CTX131 is being investigated in ongoing clinical trials designed to assess the safety and efficacy of the product candidate in adult patients with relapsed or refractory solid tumors, as well as in hematologic malignancies, including TCLs. In this clinical trial, we use a standard lymphodepletion regimen consisting of cyclophosphamide (500 mg/m2) and fludarabine (30 mg/m2) for three days.

In preclinical studies, CTX131 showed robust activity, eliminating xenograft models of lung and renal cell carcinoma in all mice treated, both initially and upon multiple re-challenges, as shown in the figure below.

CTX131 Eliminates Three Different Xenograft Tumor Models in Succession without Exhaustion

Additional candidates

We are advancing several additional CAR T programs against new targets. For one such candidate, we have developed an innovative partnership model with a leading cancer center, Roswell Park Comprehensive Cancer Center, or Roswell Park, to validate the novel target GPC3 in the clinic. With Roswell Park, we are advancing a gene-edited, autologous CAR T candidate targeting GPC3, expressed in hepatocellular carcinoma. Roswell Park will conduct manufacturing and a first-in-human clinical trial, while we retain commercial rights. This structure will enable us to assess the safety and activity of this gene-edited product candidate rapidly. Based on the clinical results, we can choose to continue advancing the autologous program internally or develop an allogeneic version to expand the opportunity further.

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

Beyond the liver, for delivery to hematopoietic stem cells and other extrahepatic tissues, we are pursuing multiple delivery technologies, including LNPs. Through internal efforts and external collaborations, we are developing new delivery modalities to support future in vivo therapeutics.

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

CTX310

Our lead in vivo product candidate, CTX310, targets the gene encoding angiopoietin-related protein 3, or ANGPTL3, for the treatment and prevention of CVD. ANGPTL3 plays an important role in lipid metabolism by inhibiting an enzyme called lipoprotein lipase, or LPL. LPL is the main enzyme that breaks down triglyceride-enriched lipoproteins like chylomicrons, very low density lipoprotein, or VLDL, and LDL. By preventing LPL from hydrolyzing these lipoproteins, ANGPTL3 activity increases the level of circulating triglycerides. Reducing ANGPTL3 expression by disrupting the ANGPTL3 gene increases LPL expression and thereby reduces triglyceride-rich lipoproteins, as well as LDL-C. This mechanism has been validated through natural history studies, as individuals with natural loss-of-function variants of ANGPTL3 have lower triglyceride levels, lower LDL-C levels, and a lower risk of coronary artery disease. CTX310, which consists of messenger RNA encoding Cas9 and a gRNA targeting ANGPTL3 delivered via LNP, aims to recapitulate this effect by disrupting the ANGPTL3 gene. CTX310 has been shown to decrease ANGPTL3 protein levels by nearly 90% in non-human primates, or NHPs, leading to a greater than 50% reduction in serum triglycerides. CTX310 is currently in an ongoing Phase 1 clinical trial in patients with mixed dyslipidemia, homozygous familial hypercholesterolemia, or HoFH, heterozygous familial hypercholesterolemia, or HeFH, and severe hypertriglyceridemia, or sHTG.

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

CTX320

Our second in vivo product candidate, CTX320, targets another protein associated with CVD: Lp(a). Lp(a) is a lipoprotein consisting of an LDL-like particle covalently bound to a protein called apolipoprotein(a), or apo(a). Lp(a) transports cholesterol in the blood and is highly atherogenic. It can infiltrate and bind to components of the extracellular matrix in the inner layers of the aortic valve and other areas of the circulatory system, resulting in increases in inflammation and fatty deposits that over time lead to a weakened aortic valve and other serious symptoms contributing to CVD. Lp(a) is its own independent risk factor for CVD. High concentrations of Lp(a), as well as genetic variants associated with high Lp(a) concentrations, are both associated with CVD. Elevated levels of Lp(a) above 50 mg/dL are directly associated with aortic valve calcification disease, or AVCD. Up to 20% of adults in the United States have Lp(a) levels above 50 mg/dL and over 1 million adults in the United States have AVCD. Additionally, 30% of patients with familial hypercholesterolemia have elevated Lp(a) levels. To date, there are no Lp(a) lowering therapies approved by the FDA. CTX320 consists of a gRNA targeting LPA, the gene encoding apo(a), and messenger RNA encoding Cas9 delivered via LNP. By reducing levels of apo(a), CTX320 should reduce plasma levels of Lp(a) substantially, as supported by preclinical data showing that treatment with CTX320 decreases Lp(a) levels by over 90% in NHPs. CTX320 is currently in an ongoing Phase 1 clinical trial in patients with elevated Lp(a).

A single dose of CTX320 durably reduced Lp(a) in NHPs out to 2 years

~95% reduction in plasma Lp(a)

0
-20
-40
-60
-80
-100
Change from Baseline (%)
0
8
16
24
32
40
48
56
64
72
80
88
96
104
Study Week

Single dose of CTX320 (2 mg/kg) administered to NHPs (N=4) on Day 1

Elevated Lp(a)

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

Additional In Vivo Programs

Building upon CTX310 and CTX320, we have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both rare and common diseases. These include CTX340, targeting angiotensinogen for refractory hypertension, as well as CTX450, targeting 5’-aminolevulinate synthase 1 for acute hepatic porphyria, which we are progressing through preclinical studies. In addition, we have programs focused on gene correction in the liver, including the first programs leveraging technologies developed by our CRISPR-X group.

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

2.
We have research efforts focused on a deviceless beta cell replacement approach, CTX213, which consists of unencapsulated precursor islet cells derived from edited stem cells.
3.
We granted a non-exclusive license to certain of our CRISPR-Cas9 gene editing intellectual property to Vertex in March 2023 to accelerate Vertex’s development of hypoimmune cell therapies for T1D.

CTX211

CTX211 is an investigational, allogeneic, gene-edited, hypoimmune, stem cell-derived beta cell replacement therapy developed by applying our gene editing technology to ViaCyte’s proprietary stem cell capabilities. CTX211 incorporates six gene edits designed to promote immune evasion and cell fitness: knock-out of B2M and TXNIP and knock-in of PD-L1, HLA-E, MANF and A20. CTX211 benefits from work on a precursor product candidate, which only had four of these edits. Collectively, the edits in CTX211 improve the ability of beta cells to evade the immune system in vitro and in vivo in preclinical models, as shown below. In addition, CTX211 has been shown to reverse hyperglycemia in a diabetic rat model. CTX211 is being investigated in an ongoing Phase 1/2 clinical trial designed to assess the safety, tolerability and efficacy of CTX211 in adult patients with T1D.

CTX211 Cells Evade Immunity In Vitro and In Vivo

CTX211 Reverses Hyperglycemia in a Diabetic Rat Model

CRISPR-X: Further Unlocking the Potential of Our Gene Editing Platform

While we have made significant progress with our current portfolio of programs, we recognize that we can bring transformative therapies to even more patients by continuing to innovate to unlock the full potential of gene editing. In late 2022, we launched a new early-stage research team known as CRISPR-X that focuses on innovative research to develop next-generation gene editing modalities. CRISPR-X is developing technologies to enable whole gene correction and insertion without requiring: (1) homology-directed repair, which occurs at low efficiency in many cells, or (2) viral delivery of a DNA template, which creates toxicity risks and technical challenges. These technologies include all-RNA gene correction, non-viral delivery of DNA and novel editing and insertion techniques. These efforts complement other core platform capabilities, such as gRNA selection, on- and off-target assessment, multiplexing and lipid nanoparticle discovery.

Other Vertex Partnered Programs

We have partnered with Vertex, a global leader in rare diseases, in several other disease areas beyond SCD and TDT. We have entered into license agreements with Vertex with respect to cystic fibrosis, or CF, where Vertex has extensive expertise, and DMD. In addition, we have entered into a collaboration agreement on DM1, in which we retain the option to co-develop and co-commercialize products. We believe that our CRISPR/Cas9 gene editing technology is well suited to address CF, DMD and DM1, all of which have significant patient populations with high unmet medical need.

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

Vertex

We, and certain of our affiliates, have entered into a series of agreements with Vertex, and or affiliates of Vertex, that contemplate certain research, development, manufacturing and commercialization activities involving various targets. Since October 2015, we have entered into a Strategic Collaboration, Option and License Agreement, as amended in 2017 and 2019, or the 2015 Collaboration Agreement; a Joint Development and Commercialization Agreement, or the Vertex JDA, which was amended and restated in April 2021, or the A&R Vertex JDCA, as amended in December 2023, or the Amended A&R Vertex JDCA; and a Strategic Collaboration and License Agreement, as amended in April 2021, or the 2019 Collaboration Agreement. In addition, we and Vertex entered into a non-exclusive license agreement in March 2023, or the Non-Ex License Agreement, pursuant to which we agreed to license to Vertex, on a non-exclusive basis, certain of our gene editing intellectual property.

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

The A&R Vertex JDCA, as amended, includes, among other things, provisions relating to the following:

Governance; Activities. We and Vertex disbanded the previously established collaboration strategy team and all working groups established by such team and established a joint oversight committee to provide high-level oversight of the ongoing collaboration comprised of an equal number of representatives from each of CRISPR and Vertex. We and Vertex also formed a transition committee to provide for forum planning, discussing and sharing information regarding certain transition activities, which was disbanded following completion of such activities. The agreement provides that, subject to the terms and conditions of such agreement, Vertex has the right to conduct all research, development, manufacturing and commercialization activities relating to the specified product candidates and products (including CASGEVY) throughout the world subject to our reserved right to conduct certain activities. We will continue to participate in certain aspects of such activities in an observer capacity unless and to the extent otherwise agreed to by the parties.

Financial Terms. In the second quarter of 2021, in connection with the closing of the transaction contemplated by the amendment and restatement of the Vertex JDA, we received a $900 million up-front payment from Vertex. Additionally, in connection with the FDA’s approval of CASGEVY on December 8, 2023 for the treatment of sickle cell disease in patients 12 years and older with recurrent vaso-occlusive crises, we received a $200.0 million milestone payment from Vertex in the first quarter of 2024. The net profits and net losses, as applicable, incurred under the Amended A&R Vertex JDCA with respect to all product candidates and products specified in such agreement, other than CASGEVY, shall be shared equally between us and Vertex. With respect to CASGEVY only, the net profits and net losses, as applicable, incurred under the agreement through July 1, 2021 in connection with the initial shared product (i.e., CASGEVY) were shared equally between us and Vertex, and beginning July 1, 2021, the net profits and net losses, as applicable, incurred under the agreement are allocated 40% to CRISPR and 60% to Vertex. In addition, for the years ended December 31, 2022, 2023 and 2024, the agreement allows us to defer a portion of our share of costs under the arrangement if spending on the CASGEVY program exceeds $110.3 million annually. In December 2023, pursuant to the amendment, the parties agreed to (a) allocate certain costs arising from a license agreement with a third party, resulting in a current payment due to Vertex by CRISPR of $20 million upon an event specified in such amendment; and (b) adjust, under certain specified circumstances, the timing of and portion of CRISPR’s share of costs it is permitted to defer under the agreement. Any deferred amounts under the Amended A&R Vertex JDCA are payable to Vertex only as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

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

The Non-Ex License Agreement includes, among other things, provisions relating to the following:

Financial Terms. In connection with entering into the Non-Ex License, we received a $100.0 million upfront payment from Vertex and have subsequently received a $70.0 million research milestone achieved in the second quarter of 2023, a $10.0 million research milestone achieved in the fourth quarter of 2024, and have been notified by Vertex of its achievement of an additional $25.0 million research milestone in the fourth quarter of 2024. We are eligible to receive additional milestone payments from Vertex of up to $125.0 million in the aggregate. The milestones are dependent on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. We are also eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits. In the event of any termination or expiration of the Non-Ex License Agreement, tiered royalties on the sales of certain products will continue in the low to mid-single digits.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, know-how and improvements that we believe are commercially important to our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties, that cover our gene editing technology and existing and planned therapeutic programs. We also rely on trade secret protection and confidentiality agreements to protect our proprietary technologies and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, as well as continuing technological innovation and seeking in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene editing. We additionally rely on trademark protection, copyright protection and regulatory protection available via orphan drug designations, data exclusivity, market exclusivity, and, if relevant, patent term extensions. Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for our technology, our ability to defend and enforce our intellectual property rights and our ability to operate without infringing any valid and enforceable patents and proprietary rights of third parties. We also protect the integrity and confidentiality of our data, know-how and trade secrets by maintaining physical security of our premises and physical and electronic security of our information systems.

In-Licensed Intellectual Property from Dr. Charpentier

In April 2014, pursuant to an exclusive license with Dr. Charpentier, or the Charpentier License Agreement, we in-licensed certain rights to a worldwide patent portfolio which covers various aspects of our gene editing platform technology including, for example, compositions of matter (e.g., CRISPR/Cas9 systems) and methods of use, including the use of CRISPR/Cas9 systems for gene editing. Included in the in-licensed patent portfolio are more than one hundred (100) granted or allowed patents globally, including in the United States, United Kingdom, or the UK, Canada, Europe (including countries such as Germany, France and Italy), Japan, China, India, Ukraine, New Zealand, Singapore, Australia, Mexico, Hong Kong, Israel, the Philippines, and South Africa. The license from Dr. Charpentier is limited to therapeutic products, such as pharmaceuticals and biologics and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions. For further information about this license, please see “Business— License Agreements—CRISPR License with Dr. Charpentier.”

In addition to Dr. Charpentier, the worldwide patent portfolio we have in-licensed from Dr. Charpentier has named inventors who assigned their rights either to the Regents of the University of California, or California, or the University of Vienna, or Vienna. California’s rights are subject to certain overriding obligations to the sponsors of its research, including the Howard Hughes Medical Institute and the U.S. Government. Caribou Biosciences, or Caribou, has reported that it had an exclusive license to patent rights from California and Vienna, subject to a retained right to allow non-profit entities to use the inventions for research and educational purposes. Intellia Therapeutics, Inc., or Intellia Therapeutics, has reported that it had an exclusive license to such rights from Caribou in certain fields. We refer collectively to Dr. Charpentier, California, and Vienna as the “CVC Group”. We are or have been subject to quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office and patent offices in Australia, Japan, China and India involving the patent portfolio. For further information regarding risks regarding these proceedings, please see generally “Risk Factors—Risks Related to Intellectual Property.”

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

CRISPR-Owned Intellectual Property

In addition to the worldwide patent portfolio we in-license from Dr. Charpentier, we have a broad intellectual property estate intended to provide multiple layers of protection, including numerous patent families covering key aspects of our gene-editing technology, including CRISPR/Cas9 platform technology, and other technologies, including delivery, as well as our product candidates. These patent families encompass filings covering our development programs (such as composition of matter, method of use, manufacturing processes, dosing and formulations), the use and improvement modifications of CRISPR/Cas9 systems for gene editing and next generation editing systems (such as improvements to component systems including nucleases and single or modified gRNAs), in vivo targets, technologies for delivering protein/nucleic acid complexes and RNA into cells (such as improved viral vector systems), and technology relevant to stem cell-based therapies and cancer therapies.

Overall, our wholly-owned intellectual property estate includes over one hundred (100) active patent families and over seventy (70) granted or allowed patents, including in the United States, China, Europe, South Africa, Australia, Canada, China, Japan, Mexico and other selected countries in South America, the Middle East and Asia. In addition, we have patent applications pending throughout the world, including in the United States, Europe, Australia, China, Canada and Japan. The granted patents and any other patents that may ultimately issue from these patent families are expected to expire starting in 2033, not including any applicable patent term extensions.

Our U.S. trademark estate consists of eighteen (18) pending applications, including, for example, for CRISPR-X, CRISPR THERAPEUTICS, CTX112, CTX131, CTX310 and CTX320, as well as seven U.S. registrations, including for CRISPR THERAPEUTICS and the CRISPR THERAPEUTICS logo. Our international trademark estate consists of multiple pending applications and registrations, including pending applications for CRISPR THERAPEUTICS standard character mark in Germany and Switzerland, and registrations in Benelux, Italy, Spain, and UK. For the CRISPR THERAPEUTICS logo, we have pending applications in Germany, Korea and Switzerland, and registrations in Benelux, Brazil, Canada, EU, Hong Kong, Italy, Japan, Mexico, Singapore, South Africa, Spain, and the UK. We have registrations for CTX112 in the EU, Switzerland, and the UK. We have registrations for CTX131 in the EU, Switzerland, and the UK. We have a pending application for CTX213 in Canada. We have registrations for CTX310 in Australia, New Zealand and Switzerland, and a pending application in Canada. We have registrations for CTX320 in Australia, New Zealand and Switzerland. We have a registration for CTX330 in Switzerland.

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

License Agreements

CRISPR License With Dr. Charpentier

In April 2014, we entered into the Charpentier License Agreement with Dr. Charpentier pursuant to which we received an exclusive license under Dr. Charpentier’s joint ownership interest in the intellectual property subject to such license agreement, to research, develop and commercialize therapeutic products such as pharmaceuticals or biological preparations, and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions, other than hemoglobinopathies, which we refer to as the CRISPR Field. The license is exclusive, even as to Dr. Charpentier, except that she retains a non-transferable right to use the technology for her own research purposes and in research collaborations with academic and non-profit partners. The exclusive license is granted only under Dr. Charpentier’s interest in the patent applications and the exclusivity is not granted under any other joint owner’s interest. Additionally, the Charpentier License Agreement granted us an exclusive, worldwide, royalty-free sublicense, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic products relating to the CRISPR Field which incorporate any intellectual property that TRACR develops under its license with Dr. Charpentier. In turn, we granted to Dr. Charpentier an exclusive license with the obligation to sublicense to TRACR any intellectual property we develop under the license with Dr. Charpentier for treatment and prevention of hemoglobinopathies in humans, including, without limitation, sickle cell disease and thalassemia.

Under the terms of the Charpentier License Agreement, as consideration for the license, Dr. Charpentier received a technology transfer fee, as well as the right to receive an immaterial annual maintenance fee, immaterial clinical and regulatory milestone payments that are due after the initiation of certain clinical trial and regulatory events, a low single digit percentage royalty on net sales of licensed products and a low single digit percentage royalty on sublicensing revenue. We are obligated to use commercially reasonable efforts to obtain regulatory approval to market a licensed therapeutic product.

Unless terminated earlier, the term of the Charpentier License Agreement will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the patents in-licensed to us under the Charpentier License Agreement in such country. We have the right to terminate the agreement at will upon 60 days’ written notice to Dr. Charpentier. We and Dr. Charpentier may terminate the agreement upon 90 days’ notice in the event of a material breach by the other party, which is not cured during the 90-day notice period. Dr. Charpentier may terminate the license agreement immediately if we challenge the enforceability, validity, or scope of any in-licensed patent right under the Charpentier License Agreement.

TRACR License With Dr. Charpentier

In April 2014, concurrently with the Charpentier License Agreement, TRACR entered into a license agreement, or the TRACR License Agreement, with Dr. Charpentier, a minority shareholder of TRACR, under the same intellectual property rights subject to the Charpentier License Agreement. Pursuant to the TRACR License Agreement, TRACR was granted an exclusive, worldwide, royalty-bearing license, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic and diagnostic products for the treatment and prevention of hemoglobinopathies in humans, including sickle cell disease and thalassemia, or the TRACR Field. TRACR also received a non-exclusive, worldwide, royalty-free license, including the right to sublicense, to carry out internal pharmaceutical research for therapeutic products outside of the TRACR Field and an exclusive, worldwide, royalty-free sublicense, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic products relating to the TRACR Field which incorporate any intellectual property that CRISPR develops under its license with Dr. Charpentier. In turn, TRACR granted to Dr. Charpentier an exclusive license to sublicense to CRISPR any intellectual property that TRACR develops under the license with Dr. Charpentier for use in the CRISPR Field.

TRACR is obligated to use commercially reasonable efforts to research, develop, and commercialize at least one therapeutic product for the prevention or treatment of human disease under the TRACR License Agreement. TRACR is solely responsible for all clinical, regulatory and development costs.

Under the TRACR License Agreement, Dr. Charpentier is entitled to receive immaterial clinical and regulatory milestone payments per product that TRACR commercializes. TRACR is also required to pay Dr. Charpentier a low single digit percentage royalty on the net sales of any approved therapeutic or diagnostic products, made by it, its affiliates, or its sublicensees and a low single-digit percentage royalty on sublicensing revenue.

Unless terminated earlier, the term of the TRACR License Agreement will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the patents in-licensed to us under the TRACR License Agreement in such country. TRACR has the right to terminate the agreement at will upon 60 days’ written notice to Dr. Charpentier. TRACR and Dr. Charpentier may terminate the agreement upon 90 days’ notice in the event of a material breach by the other party, which is not cured during the 90-day notice period. Dr. Charpentier may terminate the license agreement immediately if TRACR challenges the enforceability, validity, or scope of any in-licensed patent right under the TRACR License Agreement.

Enabling Technologies

We have entered into a number of additional collaborations and license agreements to support and complement our ex vivo and in vivo programs, including agreements related to: technologies to deliver CRISPR/Cas9 ex vivo and in vivo; additions to our hematopoietic stem cell and in vivo programs, including two grants to advance gene editing therapies for HIV; and enhancements to our CAR T and regenerative medicine cell therapy programs and platform. For example, we have entered into agreements with Nkarta to develop and commercialize products leveraging donor-derived, gene-edited CAR-NK cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered AAV vectors; Roswell Park Comprehensive Cancer Center to advance a gene-edited autologous CAR T program against new targets; MaxCyte, Inc. on ex vivo delivery for our hemoglobinopathy and CAR T programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics Incorporated on intellectual property for our allogeneic immuno-oncology programs.

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

We have an approximately 50,000 square foot manufacturing facility in Framingham, Massachusetts intended for clinical and commercial production of our product candidates and certain components thereof for certain of our programs. The facility was designed with flexibility and scalability in mind in order to accommodate manufacturing and supply for our product pipeline. We believe it has the capacity to support, in whole or in part, the manufacture and supply of product for certain of our current clinical programs with the capability to scale-up to support potential commercial supply. In addition, we believe our facility has the capacity and necessary technology to support additional programs we may advance in the future, including some of our in vivo programs as well as our T1D program, as well as the production of various critical components, such as mRNA, we may utilize in the future. Our operations at this facility are compliant with current Good Manufacturing Practice, or cGMP, and in 2023 we began manufacturing CTX112 and CTX131 at this facility for our clinical trials of these product candidates.

In addition to utilizing our internal manufacturing facility, we expect we will continue to rely on external manufacturing capabilities realized via contract manufacturing organization relationships in the United States and abroad. We have entered into certain manufacturing and supply arrangements with third-party suppliers to support production of our product candidates and their components. We plan to continue to rely on qualified third-party organizations to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early-stage clinical trials. We expect that commercial quantities of any compound, vector, or engineered cells that we may seek to develop will be manufactured in facilities and by processes that comply with FDA and other regulations. At the appropriate time in the product development process, we will determine whether to utilize our own manufacturing facility or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop.

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

Our platform and product focus is on the development of therapies using CRISPR/Cas9 gene editing technology. We are aware of several companies focused on developing therapies in various indications using CRISPR/Cas9 gene editing technology, including Intellia Therapeutics and Editas Medicine. In addition, several academic groups have developed new gene editing technologies based on CRISPR/Cas9, such as base editing and reverse transcriptase editing, that may have utility in therapeutic development. Companies seeking to develop therapies based on these technologies include Beam Therapeutics and Prime Medicine.

There are also companies developing therapies using additional gene editing technologies, such as TALENs, meganucleases and ZFNs. These companies include 2seventy bio, Allogene Therapeutics, Cellectis, Precision BioSciences and Sangamo Therapeutics.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In hemoglobinopathies, these companies include Beam Therapeutics, bluebird bio, Editas Medicine, Merck, Novartis Pharmaceuticals and Pfizer. In immuno-oncology, these companies include 2seventy bio, Adicet Bio, Allogene Therapeutics, Bristol Myers Squibb, Caribou Biosciences, Cellectis, Century Therapeutics, Fate Therapeutics, Gilead Sciences, Legend Biotech, Novartis Pharmaceuticals and Poseida Therapeutics. In autoimmune disease, these companies include Allogene Therapeutics, AstraZeneca, Bristol Myers Squibb, Cabaletta Bio, Caribou Biosciences, Fate Therapeutics, Nkarta Inc., and Novartis. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Sana Biotechnology and Semma Therapeutics (acquired by Vertex in 2019). In in vivo, these companies include Alnylam Pharmaceuticals, Arrowhead Pharmaceuticals, Beam Therapeutics, Intellia Therapeutics, Ionis Pharmaceuticals, Prime Medicine, Regeneron Pharmaceuticals and Verve Therapeutics. Gene editing is a highly active field of research and new technologies, related or unrelated to CRISPR, may be discovered and create new competition. These new technologies could have advantages over CRISPR/Cas9 gene editing in some applications and there can be no certainty that other gene editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Cas9 may be determined to be less attractive than other CRISPR proteins, such as Cas12a or novel Cas enzymes that have yet to be discovered, or other CRISPR-associated nuclease variants that can edit human DNA, such as base editors and reverse transcriptase editors.

Gene editing is a highly active field of research and new technologies, related or unrelated to CRISPR, may be discovered and create new competition. These new technologies could have advantages over CRISPR/Cas9 gene editing in some applications and there can be no certainty that other gene editing technologies will not be considered better or more attractive than our technology for the development of products. For example, Cas9 may be determined to be less attractive than other CRISPR proteins, such as Cas12a or novel Cas enzymes that have yet to be discovered, or other CRISPR-associated nuclease variants that can edit human DNA, such as base editors and reverse transcriptase editors.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the National Institutes of Health, or NIH, Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland).However, on January 1, 2024, a new international recognition framework was put in place by MHRA under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators.

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

European Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area or EEA and the UK, including personal health data, is subject to the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA, and the UK General Data Protection Regulation, or UK GDPR, with respect to the UK, and collectively with the EU GDPR referred to as the “GDPR” in this report unless specified otherwise. The GDPR applies to companies established in the EEA/UK, as well as to any company established outside the EEA/UK, if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA/UK or the monitoring of their behavior in the EEA/ Switzerland/UK. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, having legal bases and/or conditions for processing personal data, providing details to those individuals regarding the processing of their personal data, implementing safeguards to protect the security and confidentiality of personal data, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, ensuring appropriate technical and organisational measures are in place and reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, ensuring certain accountability measures are in place and record keeping. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

State and other laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of sensitive categories of data, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, the California Privacy Rights Act, or CPRA, amended the CCPA and imposes additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.

Similar laws have been passed in numerous other states and other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the United States would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state recently enacted a health privacy law that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

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

Human Capital

As of December 31, 2024, we had 393 full-time employees. No employees were represented by labor unions or subject to collective bargaining agreements. The majority of employees were based in Boston, Massachusetts with additional employees based in Framingham, Massachusetts, Mission Bay, California and Switzerland. 68 employees held Ph.D., Pharm. D., or M.D. degrees, 342 engaged primarily in research and development or technical operations, and 51 engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support. We consider our employee relations to be good.

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

Information Available on the Internet

Investors and others should note that we announce material information to our investors using our investor relations website (https://crisprtx.gcs-web.com/), U.S. Securities and Exchange Commission, or SEC, filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC at its website (https://www.sec.gov).

Item 1A. Risk Factors.

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

You should carefully consider the following risk factors, together with all other information in this report, including our financial statements and notes thereto, and in our other filings with the U.S. Securities and Exchange Commission, or SEC. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common shares could decline, and shareholders may lose all or part of their investment.

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
•
conduct preclinical studies to support U.S. Investigational New Drug, or IND, applications and initiate clinical trials for our product candidates;
•
initiate preclinical studies and clinical trials for any other product candidates we identify and choose to develop;
•
expand, maintain, enforce and/or defend our intellectual property estate;
•
seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•
further develop our gene editing and other proprietary technologies;
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

In addition, we and our partner, Vertex, have received marketing approval for CASGEVY in certain jurisdictions. Under the Amended A&R Vertex JDCA, for the years ended December 31, 2022, 2023 and 2024, we had the option to defer and did defer costs on the CASGEVY program in excess of $110.3 million annually, subject to certain adjustments under certain circumstances. Beginning in 2025, we will no longer have the option to defer such costs on the CASGEVY program. We also expect increased development and commercialization expenses for the CASGEVY program and that such expenses will exceed our share of revenue for the foreseeable future.

As a result of all of the foregoing, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing gene editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We Will Need To Raise Substantial Additional Funding, Which Will Dilute Our Shareholders. If We Are Unable To Raise Capital When Needed, We Would Be Forced To Delay, Reduce Or Eliminate Some Of Our Product Development Programs Or Commercialization Efforts.

The development of gene editing product candidates is capital intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate preclinical studies and clinical trials for and seek marketing approval for our product candidates, as well as incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of our collaborators currently or in the future if we obtain marketing approval for any of our product candidates. For example, beginning in 2025, we will no longer have the option to defer certain costs on the CASGEVY program under the Amended A&R Vertex JDCA and expect our share of expenses for the development and commercialization of CASGEVY to increase, and that such expenses will exceed our share of revenue for the foreseeable future. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates, investigate new technologies, including delivery modalities, or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2024 and 2023, we had cash, cash equivalents and marketable securities of approximately $1,903.8 million and $1,695.7 million, respectively. With our cash, cash equivalents and marketable securities on hand as of December 31, 2024, we expect cash, cash equivalents and marketable securities to be sufficient to fund our current operating plan through at least the next 24 months.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, progress, results and costs of clinical trials, drug discovery, preclinical development and laboratory testing for our wholly owned and partnered product candidates;
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
•
the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration or license agreements we obtain;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of various expenses, including clinical trial, development and commercialization costs, under our current or future collaboration agreements, if any;
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
•
the extent to which we acquire or in-license other product candidates, intellectual property and technologies;
•
the costs of establishing, expanding or contracting for manufacturing capabilities if we obtain regulatory approvals to manufacture our product candidates;
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

Our overall development efforts are ongoing and the first clinical trial for any of our product candidates was initiated at the end of 2018. In general, our programs require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions; obtaining manufacturing supply, capacity, and expertise; building a commercial organization; substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be approved for marketing by the FDA or certain other regulatory agencies, including the EMA, before we may commercialize any product. Although we and our partner, Vertex, have received marketing approvals for CASGEVY in certain jurisdictions, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future. For additional information, see also “Risk Factors —Risks Related to Our Relationships with Third Parties—We Have Partnered With Vertex On Our Lead Program CASGEVY; Vertex Has Significant Control Over The CASGEVY Program” and “Risk Factors —Risks Related to Our Business, Technology and Industry—If We Are Unable To Advance Our Product Candidates To Clinical Development, Obtain Regulatory Approval And Ultimately Commercialize Our Product Candidates, Or Experience Significant Delays In Doing So, Our Business Will Be Materially Harmed.”

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

Our development efforts are ongoing and we have primarily focused our research and development efforts to date on gene editing and other technologies, including CRISPR/Cas9 technology, and our initial product candidates. Our future success depends heavily on the successful development of our next-generation product candidates and other future product candidates. We have invested substantially all of our efforts and financial resources in the development of our proprietary technologies and identification and development of our current product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, while we and our partner, Vertex, have received marketing approvals for CASGEVY in certain jurisdictions, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future, and our research programs, including additional programs subject to current and future collaboration agreements with third parties, may fail to identify potential product candidates for clinical development for a number of reasons or may fail to successfully advance any product candidates through clinical development. Our potential product candidates may be shown to have harmful side effects or may have other characteristics or unforeseeable consequences that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval, or that lead to product-related claims or litigation, including without limitation personal injury or product liability claims, adverse or serious adverse events, regulatory enforcement actions, or product recalls or market withdrawals. Our partner, Vertex, generates product sales from CASGEVY, of which we receive 40% through our collaboration arrangement with Vertex. This amount is currently insufficient to cover program expenses and as such, we are responsible for 40% of losses, subject to certain limitations. We currently generate no revenue from sales of any wholly-owned product and we may never be able to again research, develop or commercialize a marketable product.

We must file IND applications, clinical trial applications, or CTAs, or their equivalents with regulatory authorities to commence clinical trials. The filing of INDs, CTAs or their equivalents for any product candidate is subject to the identification and selection of one or more guide RNAs with acceptable efficiency, among other activities. In addition, commencing any future clinical trial is also subject to acceptance by the European regulatory authorities, or its equivalent, of our CTAs, or by the FDA of our INDs, and finalizing the trial design based on discussions with the applicable regulatory authorities. In the event that the European regulatory authorities, FDA or their equivalent require us to complete additional preclinical studies or we are required to satisfy other requests, our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, they could disagree that we have satisfied their requirements to commence a clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. Regulatory authorities have limited experience with the clinical development of CRISPR/Cas9-based therapeutics, including in vivo therapeutics, which may require additional significant testing or data compared to more traditional therapies or otherwise delay the development of our product candidates. There is no certainty that the FDA or other similar regulatory agencies will continue to apply to all our gene-editing product candidates, including CRISPR/Cas9 product candidates, the same regulatory pathway and requirements it applied to CASGEVY and is applying to other ex vivo engineered therapeutics and in vivo therapies.

To become and remain profitable, we must develop and commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. In general, our product candidates require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions; obtaining manufacturing supply, capacity, and expertise; building a commercial organization; substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product development programs must be approved for marketing by the FDA, EMA or certain other health regulatory agencies before we may commercialize our product candidates. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. Although we and our partner, Vertex, have received marketing approvals for CASGEVY in certain jurisdictions, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future, or that CASGEVY, or any other future product candidate we develop, will be profitable. For additional information, see also “Risk Factors—Risks Related to Our Relationships with Third Parties—We Have Partnered With Vertex On Our Lead Program CASGEVY; Vertex Has Significant Control Over The CASGEVY Program.”

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
•
approval of INDs, CTAs or their equivalents for our product candidates to commence clinical trials;
•
successful data from our clinical programs that support an acceptable risk-benefit profile of our product candidates for the intended patient populations;
•
receipt of regulatory and marketing approvals from applicable regulatory authorities;
•
establishing and maintaining arrangements with third-party manufacturers for clinical and commercial supply and, where applicable, commercial manufacturing capabilities;
•
successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a third-party contract manufacturing organization or by us;
•
establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
•
commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•
effective competition with other therapies and treatment options;
•
establishment and maintenance of healthcare coverage and adequate reimbursement;
•
enforcement and defense of intellectual property rights and claims;

•
maintenance of a continued acceptable safety profile of our product candidates following approval; and
•
achieving desirable medicinal properties for the intended indications.

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
•
to date, only a limited number of products that involve the genetic modification of patient cells have been approved in the United States, the European Union, or EU, and globally;
•
the administration processes or related procedures for certain of our product candidates (e.g., treatment with myeloablative busulfan conditioning prior to receiving CASGEVY or undergoing a lymphodepletion regimen prior to receiving our immunotherapy product candidates);
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

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory authorities, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. Although to date the FDA has cleared the INDs that we have submitted for certain of our clinical trials, including CTX112 and CTX131, it is possible that the FDA may impose requirements that result in a delay of any of our programs or their regulatory approval. If we are unable to complete any required studies satisfactorily, the FDA or other regulatory authorities could require that we exclude certain patient populations from clinical studies, place our clinical studies on hold, or require us to cease further clinical studies or deny approval of such product candidates. Further, competitors that are developing ex vivo or in vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs, or cause the FDA or other regulatory authorities to impose additional requirements, that could cause us to delay or pause development of our product candidates. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, results of operations and prospects significantly. We cannot guarantee that the FDA or other regulatory authorities will not change their requirements in the future or approve amendments to our INDs or equivalent regulatory filings on the timelines we expect.

Our CRISPR/Cas9 Gene Editing Product Candidates Are Based On A Relatively New Gene Editing Technology, Which Makes It Difficult To Predict The Time And Cost Of Development And Of Subsequently Obtaining Regulatory Approval, If At All. There Have Only Been A Limited Number Of Clinical Trials Of Product Candidates Based On Gene Editing Technology.

We aim to develop treatments and therapies for people suffering from serious diseases through transformative gene-based medicines, including ex vivo engineered cell therapies and in vivo therapies. Although there have been significant advances in recent years in the fields of gene therapy and genome editing, including CRISPR/Cas9 gene editing technology, such technologies, including in vivo CRISPR-based genome editing technologies in particular, are relatively new and only a limited number of clinical trials of product candidates based on such gene editing technologies have been commenced and their therapeutic utility is largely unproven. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. For example, no genome editing in vivo therapy has been approved in the United States, EU or other key jurisdictions. While we and our partner, Vertex, have received marketing approvals for

CASGEVY in certain jurisdictions, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future. In addition, because we have only recently commenced clinical trials for certain of our other product candidates, we have not yet been able to fully assess safety in humans. There may be long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, testing of our product candidates in animal models may not be predictive of the results we observe in human clinical trials of our product candidates for either safety or efficacy. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene editing technology, or any similar or competitive gene editing technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our gene editing technology or any of our research and development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. Although we and our partner, Vertex, have received marketing approvals for CASGEVY in certain jurisdictions, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future, and the regulatory approval process for product candidates such as ours remains uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our future product candidates in either the United States or the EU or how long it will take to commercialize our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

Our Engineered Allogeneic T cell Product Candidates Represent A Novel Approach To Cancer Treatment That Creates Significant Challenges For Us.

For our immuno-oncology programs, we are developing a pipeline of allogeneic T cell product candidates (including, for example, CTX112 and CTX131) that are engineered from healthy donor T cells to express chimeric antigen receptors, or CARs, and are intended for use in any patient with certain cancers. Unlike for autologous chimeric antigen receptor, or CAR T, therapies, for allogeneic CAR T therapies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized allogeneic CAR T product candidates challenging and makes the development and commercialization pathway of those product candidates uncertain.

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

If significant GvHD or other adverse events are observed with the administration of our product candidates, or if any of the product candidates are viewed as less safe or effective than autologous therapies or other allogenic therapies, our ability to develop allogeneic therapies may be adversely affected.

Further, in November 2023, the FDA announced that it would be conducting an investigation into reports of T-cell malignancies following B-cell maturation antigen, or BCMA, directed or CD19-directed autologous CAR T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. FDA’s investigation into CAR T therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, and, although we are developing allogeneic CAR T candidates, the FDA’s investigation could result in potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

The FDA, MHRA And The EMA Have Demonstrated Caution In Their Regulation Of Gene Therapy Treatments, And Ethical And Legal Concerns About Gene Therapy And Genetic Testing May Result In Additional Regulations Or Restrictions On The Development And Commercialization Of Our Product Candidates, Which May Be Difficult To Predict.

The FDA, MHRA and the EMA have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as the U.S. congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates.

Regulatory requirements in the United States and in other jurisdictions governing gene therapy products have changed frequently and may continue to change in the future. The FDA has issued several guidance documents on gene therapy products. The FDA established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. In addition to the government regulators, institutional biosafety committees and institutional review boards of each institution at which we conduct clinical trials of our product candidates, or a central institutional review board if appropriate, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other oversight authorities to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates and seek regulatory approval, we will be required to consult with these regulatory agencies and committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

If Any Of The Product Candidates We May Develop Or Administration Processes And Delivery Modalities We Rely On Cause Undesirable Side Effects, It Could Delay Or Prevent Their Regulatory Approval, Limit The Commercial Potential Or Result In Significant Negative Consequences Following Any Potential Marketing Approval.

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

Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects could arise either during clinical development or, if such side effects are rare, after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. If our CRISPR/Cas9 gene editing technology or delivery modalities we utilize demonstrate a similar effect, we may decide or be required to halt or delay preclinical development, clinical development or commercialization of our product candidates. For example, through internal efforts and external collaborations, we are pursuing the development of multiple delivery technologies, including LNPs, to support our current and future in vivo product candidates. Possible adverse side effects that could occur with treatment with a product or product candidate utilizing such delivery modalities could include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. While we have designed our proprietary LNP platform to minimize any LNP vehicle-related toxicities with repeat administration in vivo by engineering amino lipids to avoid the immune system and to be rapidly biodegradable relative to prior LNP formulations, we cannot provide assurances that our product candidates utilizing our proprietary LNP platform or similar other delivery modalities will not activate one or more immune responses giving rise to potential immune reaction related adverse events, like liver toxicities or enzyme elevations.

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

Any side effects may not be appropriately recognized or managed by the treating medical staff. We or our collaborators expect to have to educate medical personnel using any product or product candidates we may develop to understand the side effect profiles for our clinical trials and upon any commercialization of such product or product candidates. Inadequate recognition or management of the potential side effects of such product or product candidates could result in patient injury or death. If any undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events occur, our clinical trials or commercial distribution of any product candidates or products we develop alone or with collaborators could be suspended or terminated, and our business and reputation could suffer substantial harm.

If in the future we are unable to demonstrate that such adverse events were caused by factors other than our product candidate or approved products, the FDA, EMA or other comparable regulatory authorities could order us to cease further clinical studies of, or deny approval of, any product candidates we are able to develop for any or all targeted indications or cease the sale of approved products. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates and may harm our business, financial condition, result of operations and prospects significantly.

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweighs the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any approved product or product candidate that we develop alone or with our collaborators, several potentially significant negative consequences could result, including:

•
regulatory authorities may revoke licenses or suspend, vary or withdraw approvals of such product or product candidate;
•
regulatory authorities may require additional warnings on the label;
•
we may be required to change the way a product or product candidate is administered or conduct additional clinical trials;
•
we could be sued and held liable for harm caused to patients; and
•
our reputation may suffer.

Moreover, gene therapy product candidates investigated by other parties have resulted in serious adverse events, including deaths, and it is possible that the FDA or other regulatory authorities could impose a clinical hold on clinical trials of our product candidates after becoming aware of adverse events with products or product candidates in the same class as our products or product candidates.

Any of these events could prevent us from achieving or maintaining market acceptance of our gene editing technology and any products or product candidates we may identify and develop and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•
size of the patient population and process for identifying clinical trial participants;
•
design of the trial protocol;
•
availability of eligible prospective patients that are otherwise eligible patients for competitive clinical trials;
•
availability and efficacy of approved medications for the disease under investigation;
•
availability of genetic testing for potential patients;
•
ability to obtain and maintain clinical trial participant consent;
•
risk that enrolled clinical trial participants will drop out before completion of the trial;
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

Positive Results From Early Preclinical Studies Or Preliminary Results from Clinical Trials Of Our Product Candidates Are Not Necessarily Predictive Of The Results Of Later Preclinical Or Clinical Studies And Any Future Clinical Trials Of Our Product Candidates. If We Cannot Replicate The Positive Results From Our Earlier Preclinical Or Clinical Studies Of Our Product Candidates In Our Later Preclinical Studies, Clinical Trials And Future Clinical Trials, We May Be Unable To Successfully Develop, Obtain Regulatory Approval For And Commercialize Our Product Candidates.

Any positive results from our preclinical studies or preliminary results from our clinical trials of our product candidates may not necessarily be predictive of the results from required later preclinical studies and clinical trials. For example, for our in vivo product candidates, our proposed delivery modalities combined with or separate from our product candidates, have a limited history of being evaluated in human clinical trials. Any of our product candidates, including our in vivo candidates CTX310 and CTX320 and our CAR T candidates, CTX112 and CTX131, may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. Preliminary, interim and top-line data from clinical trials may change as more patient data become available. Preliminary, interim or top-line data from clinical trials are not necessarily predictive of final results, including the results submitted in support of approval in a BLA or equivalent submission outside the United States. Interim, top-line and preliminary data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects. Moreover, preliminary, interim and top-line data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. For example, consistent with the FDA's recommendation, certain of our clinical trials include a 15 year follow-up observation period in which we will continue to collect patient data.

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

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States, by EMA in the EU and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. While CASGEVY has received approval or clearance to be marketed from certain regulatory authorities in certain jurisdictions, it is possible that none of our other product candidates or any product candidates we may seek to develop, alone or in conjunction with collaborators, in the future will ever obtain regulatory approval or clearance or that we and Vertex will receive additional marketing approvals for CASGEVY. For example, while we have multiple product candidates in clinical development and advanced preclinical development for a range of diseases, we have not yet submitted BLAs to the FDA or similar marketing applications to comparable foreign authorities for any of our other product candidates.

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

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial; and our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. For example, there is no assurance that data obtained at the completion of any of our clinical trials, including for our ongoing wholly-owned product candidates, including CTX112 and CTX131, will indicate clinically meaningful benefit or support submission of a BLA, or will be sufficiently robust from a safety and/or efficacy perspective to support either accelerated or conditional approval or full approval. Moreover, there is no assurance that the data obtained to date in the ongoing clinical trials of CASGEVY and being submitted or planned to be submitted is or will be sufficiently robust from a safety and/or efficacy perspective to support either accelerated or conditional approval or full approval of a BLA or a foreign equivalent in all jurisdictions for which regulatory applications are submitted. Depending on the outcome of these ongoing clinical trials and robustness of the data submitted, once submitted, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval of a BLA. Furthermore, if any undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events occur, and if we are unable to demonstrate such adverse events were caused by factors other than our product candidate, the FDA could suspend our clinical trial until we are able to gather sufficient information or order us to cease further clinical studies of our product candidate. If this were to occur this would likely result in delays in our ability to submit a BLA for regulatory approval. We may face similar challenges with foreign regulatory authorities.

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

In order to eventually market any of our product candidates in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Similarly, approval by foreign regulatory authorities does not ensure approval by the FDA. In addition, data from clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval in multiple jurisdictions could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in certain countries. Regulatory approval processes outside the United States involve all of the risks associated with FDA approval. We do not have any wholly-owned product candidates approved for sale in any jurisdiction, including international markets, and, as a company, do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

We have obtained and may seek Fast Track Designation for some of our product candidates. For instance, CASGEVY was granted Fast Track Designation by the FDA for the treatment of TDT and SCD. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product's marketing application before the application is complete. However, the FDA's time period goal for reviewing an application does not begin until the last section of the application is submitted. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA's priority review procedures.

We have obtained and may seek RMAT designation for some of our product candidates. For instance, CASGEVY was granted RMAT designation by the FDA for the treatment of TDT and SCD, as well as CTX112 for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma. There is no assurance that we will be able to obtain RMAT designation for other of our product candidates. RMAT designation does not change the FDA's standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including if it is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication as an authorized orphan product if:

•
the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;
•
the holder of the marketing authorization for the original orphan medicinal product consents to a second medicinal product application; or
•
the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

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

We Expect The Product Candidates We Develop Will Be Regulated Biologics And Therefore They May Be Subject To Competition Sooner Than Anticipated.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop that is approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

In addition, the approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

While We May Seek Accelerated Approval For Some Of Our Product Candidates, We May Not Be Able To Obtain It As The Sufficiency Of Our Clinical Trial Results For Accelerated Approval Are Subject To The FDA’s Discretion.

We plan to seek approval for some of our product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. For more information, see the section of this report entitled “Business—Government Regulation—Licensure and Regulation of Biologics in the United States—Accelerated Approval Pathway.

There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all.. Moreover, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. The FDA may further withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Accordingly, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

In particular, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. Public attitudes may be influenced by claims that gene editing is unsafe, unethical, or immoral, and, consequently, our product candidates may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability to us from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. For example, pursuant to our Amended A&R Vertex JDCA, Vertex has the right to conduct all commercialization activities relating to CASGEVY throughout the world and net profits and net losses, as applicable, incurred under the agreement with respect to CASGEVY are allocated 40% to CRISPR and 60% to Vertex. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more product candidates we develop, we, and such collaborators, and our and their third-party contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. In addition, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

The Commercial Success Of Any Of Our Products or Product Candidates Will Depend Upon Its Degree Of Market Acceptance By Healthcare Providers, Patients, Third-party Payors And Others In The Medical Community.

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from FDA in the United States, the EMA in the EU and other regulatory authorities internationally, the commercial success of our products or product candidates will depend, in significant part, on the acceptance of healthcare providers, patients and health care payors of gene therapy products in general, and our products or product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by healthcare providers, patients, health care payors and others in the medical community. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

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
•
the willingness of healthcare providers to prescribe new therapies and the target patient population to try new therapies;
•
our and our partners efforts to educate healthcare providers and patients about our products;
•
the prevalence and severity of any side effects;
•
product labeling or product insert requirements of FDA, the EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•
relative convenience and ease of administration;
•
the strength of marketing and distribution support;
•
the timing of market introduction of competitive products;
•
adverse publicity concerning our products or competing products and treatments, including social and ethical controversies in the field of gene editing;
•
establishment of authorized treatment centers;
•
sufficient third-party payor coverage and reimbursement; and
•
approval of new products or technologies that are more favorably received than our products, are more cost effective or render our products obsolete.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene editing, gene therapy and cell therapy. In addition, we compete with companies working to develop therapies in areas related to our specific research and development programs. Our platform and product focus is on the development of therapies using gene editing technology, including CRISPR/Cas9, as well as other next-generation editing technologies for targeted gene correction and gene insertion with non-viral delivery approaches. For a detailed discussion of the competition that we face with respect to our business, including our platform, product indications, other technologies (e.g. small molecule, antibody, or protein therapies), gene editing technology, gene or cell therapies, intellectual property, new technologies, personnel, clinical trial locations, reimbursement opportunities and collaborators, please see the section entitled “Business—Competition”. If we are unable to compete successfully in this highly competitive biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected.

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

Risks Related to Our Relationships with Third Parties

We Have Partnered With Vertex On Our Lead Program CASGEVY; Vertex Has Significant Control Over The CASGEVY Program.

Subject to the terms and conditions of the Amended A&R Vertex JDCA, Vertex has the right to conduct all research, development, manufacturing and commercialization activities relating to specified product candidates and products (including CASGEVY) throughout the world subject to our reserved rights to participate in certain aspects of such activities in an observer capacity and conduct certain other activities. Therefore, Vertex controls the development and commercialization of CASGEVY and certain future hemoglobinopathies product candidates that are subject to the Amended A&R Vertex JDCA, including, for example, clinical development, manufacturing, regulatory submission and commercialization activities for CASGEVY and any other future hemoglobinopathies product candidate. As a result, we do not control the timing of and completion of IND and BLA filings or other applicable regulatory or required pricing approvals, including foreign equivalents, for the product candidates, including CASGEVY, under the Amended A&R Vertex JDCA. This could cause delays or difficulties in the development and commercialization of certain product candidates, including CASGEVY, and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We are obligated to share equally the net profits and net losses, as applicable, incurred under the Amended A&R Vertex JDCA with respect to all product candidates and products specified in the A&R Vertex JDCA other than for CASGEVY. With respect to CASGEVY only, beginning in July 2021, the net profits and net losses are allocated 40% to CRISPR and 60% to Vertex. Vertex may have additional expenditures related to the CASGEVY program or other programs under the Amended A&R Vertex JDCA that we cannot predict and that we will be required to pay our portion of or agree to pay a portion of in the future pursuant to the agreement. For example, under certain circumstances, either party can propose to in-license intellectual property that it believes is necessary or commercially reasonable to obtain to develop and commercialize CASGEVY or future hemoglobinopathies product candidates that are subject to the Amended A&R Vertex JDCA, and any costs associated with acquiring such intellectual property rights would be shared by the parties in accordance with the terms of the Amended A&R Vertex JDCA. Moreover, under the Amended A&R Vertex JDCA, for the years ended December 31, 2022, 2023 and 2024, we had the option to defer and did defer costs on the CASGEVY program in excess of $110.3 million annually, subject to certain adjustments under certain circumstances. Beginning in 2025, we will no longer have the option to defer such costs on the CASGEVY program. As a result, our expenses related to the CASGEVY program may be significantly greater than in 2022, 2023 and 2024 as a result of Vertex’s commercialization efforts for CASGEVY.

Disagreements between us and Vertex regarding the development, manufacture and commercialization of CASGEVY or future hemoglobinopathies product candidates that are subject to the Amended A&R Vertex JDCA could lead to delays and, in some cases, result in litigation or arbitration, which would be time-consuming and expensive. If we materially breach the Amended A&R Vertex JDCA, we are forced to opt-out or such agreement is otherwise terminated, we would be prevented from receiving any milestone, royalty payments and other benefits under such agreement, which could have a materially adverse effect on our results of operations and the market price of our common shares.

Our Collaborators And Strategic Partners May Control Aspects Of Our Clinical Trials and Commercialization Efforts, Which Could Result In Delays And Other Obstacles In The Commercialization Of Our Proposed Products And Materially Harm Our Results Of Operations.

We have entered into strategic collaborations and license agreements and may enter into additional collaborations and license agreements with third parties in the future. For example, we have entered into a series of agreements with Vertex that contemplate certain research, development, manufacturing and commercialization activities involving various targets. Pursuant to these agreements, Vertex has sole authority to conduct certain activities. For instance, under our 2015 Collaboration Agreement with Vertex, Vertex had sole authority to select genetic targets to pursue and we do not have control over the development of any product candidates for the selected genetic targets. In addition, under our 2019 Collaboration Agreement with Vertex, Vertex has sole authority to develop and commercialize products for the treatment of DMD and DM1 under the agreement (subject to our option to co-develop and co-commercialize products for the treatment of DM1). Some of these collaborations and license agreements provide us with important technologies in order to more fully develop our product candidates and we may enter into collaborations and license agreements with third parties in the future to provide us with important technologies or funding for our programs. The success of these arrangements will depend heavily on the efforts and activities of our collaborators and licensing partners.

Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations and collaborators may not perform their obligations as expected. For some programs, we also depend on, or may in the future depend on, third-party collaborators and strategic partners to design and conduct our clinical trials, and for any approved products, the commercialization of such products. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and commercialization of our partnered product candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered product candidates in a manner that is in our best interest or may not be fiscally disciplined in their execution. For example, certain of our agreements allow for the parties under certain circumstances to in-license intellectual property that such believes is necessary or commercially reasonable to obtain to develop and commercialize applicable product candidates, and any costs associated with acquiring such intellectual property rights would be shared by the parties in accordance with the terms of the applicable collaboration or license agreement. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement or result in litigation or arbitration, which would be time-consuming and expensive. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

Our lack of control over the clinical development, manufacturing, regulatory submission and commercialization activities in certain of our agreements, including our agreements with Vertex, could cause delays or other difficulties in the development and commercialization of product candidates, including CASGEVY, which may prevent among other things, completion of intended IND filings in a timely fashion, if at all, or the completion of or cause a delay in BLA filings or other applicable regulatory or required pricing approvals. Collaborators may also fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product. As a result of the foregoing, we may not be able to conduct any of our partnered programs in the manner, within budget or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraw support for our programs or proposed products or otherwise impair their development or commercialization, our business could be negatively affected. While we include contractual provisions in certain of our collaboration and license agreements to protect our product candidates, we cannot provide any assurances that our collaborators will not independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if such collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products. In addition, if any of these collaborators or strategic partners withdraw support for our programs or proposed products or otherwise impair their development or commercialization, our business could be negatively affected. Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new license partners and our perception in the business and financial communities could be adversely affected.

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

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of our CRISPR/Cas9 gene editing technology. Additionally, because our current collaborators or strategic partners are and we anticipate that any future collaborators or strategic partners will be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our CRISPR/Cas9 gene editing technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. For example, ViaCyte (a wholly owned subsidiary of Vertex) elected to opt-out of our diabetes collaboration in 2023. As a result, following such opt-out, we are solely responsible for the costs associated with our diabetes program and we will owe ViaCyte certain opt-out royalties pursuant to the ViaCyte JDCA, which will increase our expenses. Furthermore, the failure to develop and commercialize a product candidate pursuant to our agreements with our current or future collaborators would prevent us from receiving future milestone and royalty payments which would negatively impact our financial results.

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

We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct future clinical trials and we currently rely on third parties to conduct certain aspects of our preclinical studies and clinical trials for our product candidates. Nevertheless, we are responsible for ensuring that each of our preclinical studies, clinical trials and any future preclinical studies and clinical trials we sponsor are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs or other third parties will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each such study or clinical trial is conducted in accordance with the general investigational plan and protocols for such study or trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as Good Clinical Practices, or GCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. We also rely on and expect to continue to rely on third-party contract manufacturing organizations to produce certain of our clinical trial materials. See, for example, "Risk Factors--Risks Related to Manufacturing--We Expect To Rely On Third Parties To Manufacture Our Clinical Product Supplies, And We Intend To Rely On Third Parties For At Least A Portion Of The Manufacturing Process Of Our Product Candidates. Our Business Could Be Harmed If The Third Parties Experience Supply Chain Shortages, Fail To Provide Us With Sufficient Quantities Of Product Inputs Or Fail To Do So At Acceptable Quality Levels Or Prices" for additional information.

We and our CROs will be required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of preclinical studies and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed, among other things, of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable regulatory authorities for any drugs in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and FDA or comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our future clinical trials must be conducted with product candidates produced in accordance with the requirements in cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action and require significantly greater expenditures.

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

Risks Related to Manufacturing and Supply

Gene Editing Products Are Novel And May Be Complex And Difficult To Manufacture. We Could Experience Manufacturing Problems Or Regulatory Requirements That Result In Delays In The Development, Approval Or Commercialization Of Our Product Candidates Or Otherwise Harm Our Business.

The manufacturing process used to produce ex vivo engineered cell therapies and in vivo genome editing products based on CRISPR/Cas9 genome editing technology are novel, may be complex, and there is limited industry experience implementing and executing such processes to meet clinical and commercial production demand. Several factors could cause production interruptions, including inability to develop novel manufacturing processes, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, including pandemics, disruption in utility services, human error or disruptions in the operations of our suppliers, including acquisition of a supplier by a third party or declaration of bankruptcy. The expertise required to manufacture these product candidates may be unique to a particular third-party contract manufacturing organization, and as a result, it would be difficult and time consuming to find an alternative third-party contract manufacturing organization. Failure or process defects in any of the interrelated systems at either our manufacturing facility or those of our third-party manufacturers, could adversely impact our ability to manufacture and supply cell therapy product candidates and certain components thereof intended for research, clinical and, if approved, commercial production. In addition, we may rely on third-party contract manufacturers outside the United States for certain components of our product candidates, and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

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

In addition, the FDA, the EMA and other health regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures could cause us to delay product launches or clinical trials and we may need to conduct product recalls, all of which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our products.

We also may encounter problems hiring and retaining directly or through third-party contract manufacturing organizations the experienced scientific, quality assurance, quality control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. Any problems in our supply chain, manufacturing process or facilities could result in delays in planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process could restrict our ability to meet potential future market demand for products.

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

We and the third-party manufacturers of our product candidates are subject to applicable regulatory requirements, known as current Good Manufacturing Practice, or cGMPs, prescribed by the FDA and other rules and regulations prescribed by the EMA and other regulatory authorities. To obtain FDA and EMA approval for our product candidates in the United States, Europe and other regions around the world, we need to undergo strict pre-approval inspections of our or our third-party manufacturing facilities. When inspecting our or our contractors' manufacturing facilities, the FDA, EMA or other regulatory authorities might cite cGMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and consume significant periods of time. Moreover, if the FDA, EMA or other regulatory authority notes deficiencies as a result of its inspection, it will generally reinspect the facility to determine if the deficiency has been remediated to its satisfaction. The FDA, EMA or other regulatory authority may note further deficiencies as a result of its reinspection, either related to the previously identified deficiency or otherwise. If we or the manufacturers of our product candidates cannot satisfy the FDA, EMA and other regulatory authorities as to compliance with cGMP on a timely basis, marketing approval for our product candidates could be seriously delayed, which in turn would delay commercialization of our product candidates.

We Are Subject To Regulatory And Operational Risks Associated With Our Internal Manufacturing Facility.

We have an approximately 50,000 square foot cell therapy manufacturing facility in Framingham, Massachusetts intended for clinical and commercial production of our product candidates and certain components thereof for certain of our programs. We are following cGMP processes necessary to release product for certain of our clinical trials and meet all requirements from regulatory agencies, including the FDA, to allow us to support research, clinical and commercial production of our wholly-owned cell therapy product candidates and certain components thereof for certain of our programs. We can provide no assurances that we will be able to support or operate our facility to support our intended internal manufacturing capabilities and/or needs or comply with regulatory agency requirements. While the design of our facility is based on current standards for biotechnology facilities, the facility has not yet been inspected by any regulatory agency such as the FDA. In constructing our facility in Framingham, Massachusetts, we have incurred substantial expenditures, and expect to incur significant additional expenditures operating our facility in the future.

We Expect To Rely On Third Parties To Manufacture Our Clinical Product Supplies, And We Intend To Rely On Third Parties For At Least A Portion Of The Manufacturing Process Of Our Product Candidates. Our Business Could Be Harmed If The Third Parties Experience Supply Chain Shortages, Fail To Provide Us With Sufficient Quantities Of Product Inputs Or Fail To Do So At Acceptable Quality Levels Or Prices. Our Third-Party Contract Manufacturing Partners Are Subject To Regulatory And Operational Risks.

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

The facilities used to manufacture our product candidates must be evaluated by the FDA, or other regulatory agencies in other jurisdictions, pursuant to inspections that will be conducted after we submit an application to the FDA or other regulatory agencies. We may not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for manufacture of our product candidates, as well as critical components for such product candidates. If our third-party contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities or regulatory authorities may cite them for deficiencies, and we may not be able to obtain or may be delayed in obtaining regulatory approval from the FDA or other regulatory authorities for our product candidates. In addition, we have no direct control over the ability of our third-party contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable regulatory authority does not approve these facilities or cites these facilities for deficiencies for the manufacture of our product candidates or if it withdraws any such approval or cites deficiencies in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, if our third-party contract manufacturers are unable to timely perform or become distracted as a result of actions taken by the FDA or a comparable regulatory authority, we may experience manufacturing delays or may need to find alternative manufacturing facilities, which in each case, would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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
•
our third-party contract manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•
our third-party contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•
our third-party contract manufacturers may not perform as agreed, may prioritize other customers, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or commercial needs;
•
manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies or other regulatory authority to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;
•
we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•
our third-party contract manufacturers could breach or terminate their agreements with us;
•
raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
•
our third-party contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters;
•
our third-party contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel; and
•
our third-party contract manufacturers may manufacture defective or otherwise dangerous products that could result in injury to consumers during clinical trials or once commercialized for sale to the public, if not discovered by us.

Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA or other regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates, if approved. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA or other regulatory authority could place significant restrictions on our company until deficiencies are remedied.

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

Risks Related to Intellectual Property

If We Are Unable To Obtain, Maintain Or Protect Intellectual Property Rights Related to Our Proprietary Gene Editing Technology And Product Candidates, We May Not Be Able To Compete Effectively In Our Markets.

Our success depends in large part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other jurisdictions with respect to our gene editing and other technologies, including CRISPR/Cas9 platform technology, and any proprietary product candidates we develop. We seek to develop, maintain and protect our proprietary position and intellectual property that is important to our business by relying upon a combination of know-how, technological innovation and intellectual property rights, including patent rights and trade secret protection, as well as entering into confidentiality agreements and in-licensing arrangements.

Like other companies in the biotech and pharmaceutical sector, obtaining or maintaining adequate patent protection for our proprietary technologies and product candidates is key to our success. Presently we have rights to certain intellectual property, through licenses from third parties and under patent rights that we own, to develop our gene editing and other technologies and product candidates. For example, through our 2014 exclusive license with Dr. Charpentier, we exclusively license certain rights to a worldwide patent portfolio, including granted or allowed patents, as well as pending patent applications, which covers various aspects of our gene editing platform technology, including, for example, compositions of matter (e.g., CRISPR/Cas9 systems), and methods of use, including the use of a CRISPR/Cas9 system for gene editing. In addition, we have filed numerous patent applications covering key aspects of our CRISPR/Cas9 platform technology and gene editing and other technologies and product candidates, which cover various aspects of our development programs, including, for example, compositions of matter, as well as methods of making and using.

The strength of patents in the biotechnology and pharmaceutical field generally, and the gene-editing field in particular, involves complex legal and scientific questions and can be uncertain. Changes in either the patent laws or their interpretation in the United

States and other countries may diminish our ability to protect our intellectual property, obtain, maintain, defend and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and in-licensed patents. We cannot offer any assurances about which, if any, patent rights that we own or in-license will issue, the breadth of any such patent rights, whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors, or if any such patents will be found invalid, unenforceable or not infringed if challenged by our competitors. See, for example, generally “Risk Factors —Risks Related to Intellectual Property—The Intellectual Property Landscape Around Gene Editing Technology, Including CRISPR/Cas9, Is Highly Dynamic, And Third Parties May Initiate And Prevail In Legal Proceedings Alleging That The Patents That We In-License Or Own Are Invalid Or That We Are Infringing, Misappropriating, Or Otherwise Violating Their Intellectual Property Rights, The Outcome Of Which Would Be Uncertain And Could Have A Material Adverse Effect On The Success Of Our Business.”

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Given the amount of time required for the development, testing and regulatory review of new product candidates, or if we encounter delays in our clinical trials, patents protecting our product candidates might expire before or shortly after such candidates are commercialized. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. See, for example, “Risk Factors —Risks Related to Intellectual Property—If We Are Unable To Protect The Confidentiality Of Our Trade Secrets And Other Proprietary Information, Our Business And Competitive Position Would Be Harmed.”

Our pending and future patent applications or the patent applications that we obtain rights to through in-licensing arrangements may not result in patents being issued which protect our technology or future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Moreover, the ultimate outcome of any pending or allowed patent application or granted patent is uncertain and the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. See, for example, “Risk Factors —Risks Related to Intellectual Property—We May Not Be Able To Protect Our Intellectual Property And Proprietary Rights Throughout The World.” As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we or our licensors are unable to obtain or maintain patent protection with respect to our CRISPR/Cas9 platform technology and any proprietary products and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.

The growth of our business, including use of our gene editing technology and continued development of our product candidates, could depend in part on our ability to acquire, in-license, or use proprietary rights held by third parties. We may be unable to maintain such intellectual property rights from third parties or acquire or in-license such intellectual property rights from third parties that we identify in the future. See, for example, “Risk Factors —Risks Related to Intellectual Property— Our Rights To Develop And Commercialize Our Technology And Product Candidates Are Subject, In Part, To The Terms And Conditions Of Licenses Granted To Us By Others.” Companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. We also rely on trade secret protection and confidentiality agreements to maintain our competitive position and to protect our technology, unpatented proprietary know-how, including processes for which patents are difficult to enforce, as well as other proprietary and confidential information. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business. See, for example, “Risk Factors —Risks Related to Intellectual Property— If We Are Unable To Protect The Confidentiality Of Our Trade Secrets And Other Proprietary Information, Our Business And Competitive Position Would Be Harmed.”

Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

Issued Patents Covering Our Technology And Product Candidates Could Be Found Invalid Or Unenforceable If Challenged In Court or Before The USPTO Or Comparable Foreign Authority.

Additionally, the issuance of a patent is not conclusive as to its inventorship or ownership, scope, validity or enforceability and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and in other jurisdictions by third parties, including competitors. There is a substantial amount of litigation as well as administrative proceedings for challenging patents and other intellectual property rights in the biotechnology and pharmaceutical industries, including the CRISPR/Cas9 space. See, for example, “Risk Factors —Risks Related to Intellectual Property—The Intellectual Property Landscape Around Gene Editing Technology, Including CRISPR/Cas9, Is Highly Dynamic, And Third Parties May Initiate And Prevail In Legal Proceedings Alleging That The Patents That We In-License Or Own Are Invalid Or That We Are Infringing, Misappropriating, Or Otherwise Violating Their Intellectual Property Rights, The Outcome Of Which Would Be Uncertain And Could Have A Material Adverse Effect On The Success Of Our Business.” Consequently, we do not know whether any of our technology advances, including with respect to our gene editing platform, and product candidates will be protectable or remain protected by valid and enforceable patents. If the breadth or strength of protection provided by the patents or patent applications we hold is threatened, this could dissuade companies from collaborating with us to develop, and could threaten our ability to commercialize, product candidates or provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Competitors may claim that they invented the inventions claimed in such issued patents or patent applications prior to our inventors, or may have filed patent applications before our inventors did. Competitors may also claim that our products and technology infringe its patents and that we therefore cannot practice our technology as claimed under our patent applications, if issued.

Competitors may also contest our patents, if issued, by showing that the invention was not patent-eligible, was not novel, was obvious or that the patent claims failed any other requirement for patentability. An adverse determination in any such submission, proceeding, claim or litigation could reduce the scope of or invalidate our patent rights or allow third parties to commercialize our technology or products and compete directly with us, without payment to us.

For example, we cannot be certain that all of the potentially relevant prior art relating to our wholly-owned and in-licensed patents and patent applications has been found. Third parties can raise challenges to the patentability or validity of our owned or in-licensed patents and patent applications, such as third-party observations and oppositions before administrative bodies in the United States or in other jurisdictions, even outside the context of litigation.

The outcome following legal assertions of invalidity and unenforceability is unpredictable, and such challenges, after exhausting available appeals, may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, revoked, withdrawn, invalidated or held unenforceable, in whole or in part, which could limit our ability to practice the invention or stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, and prospects.

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering a product candidate we may develop or have developed or our technology, including CRISPR/Cas9 platform technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or other jurisdictions, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings and equivalent proceedings in foreign jurisdictions, such as oppositions or derivation proceedings.

Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings in the United States or other countries that challenge priority of invention or other features of patentability of our owned or in-licensed patents or patent applications. See, for example, “Risk Factors —Risks Related to Intellectual Property— Third-party Claims Of Overlapping Intellectual Property Rights May Prevent Or Delay Our Product Discovery and Development Efforts.” Such challenges may result in loss of patent rights, loss of exclusivity or freedom to operate, or in patent claims being narrowed, revoked, withdrawn, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

Even if they are unchallenged, our owned and in-licensed patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. For example, we are aware that third parties are using the CRISPR technology in conjunction with a protein other than Cas9, and our owned and in-licensed patents may not cover such technology. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects, including if our competitors commercialize the CRISPR technology in conjunction with a protein other than Cas9.

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

We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including re-examinations, interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in other jurisdictions such as oppositions before the European Patent Office. See, for example, “Risk Factors —Risks Related to Intellectual Property—Third-party Claims Of Overlapping Intellectual Property Rights May Prevent Or Delay Our Product Discovery and Development Efforts.” Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. If we are found to infringe such third-party patents, we and our partners may be required to pay damages, cease commercialization of the infringing technology, including our core CRISPR/Cas9 gene editing technology, or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all. See, for example, “Risk Factors —Risks Related to Intellectual Property—Third-party Claims Of Intellectual Property Infringement Against Us, Our Licensors Or Our Collaborators May Prevent Or Delay Our Product Discovery and Development Efforts.”

Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, ownership, or priority. A court could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents.

Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. See for example “Risk Factors —Risks Related to Intellectual Property—Intellectual Property Litigation Could Cause Us To Spend Substantial Resources And Distract Our Personnel From Their Normal Responsibilities.”

Third-party Claims Of Intellectual Property Infringement Against Us, Our Licensors Or Our Collaborators May Prevent Or Delay Our Product Discovery and Development Efforts.

Third parties may own intellectual property, including patents, that cover all or aspects of our technologies and potential products and product candidates, and such intellectual property may be necessary for us to develop or commercialize viable products. Our commercial success depends in part on our avoiding infringement of the valid patents and proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our gene editing and other technologies and product candidates, including in areas potentially related to components and methods we use or may use in our research and development efforts. As industry, government, academia and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. We cannot guarantee that our technology, processes, future product candidates or the use of such product candidates do not infringe third-party patents now or in the future. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and commercialize our product candidates, may differ by country.

Third parties, including competitors, may assert that they invented the inventions claimed in our issued patents or patent applications prior to our inventors, or may have filed patent applications before our inventors did, and that we infringe their patents or that we are otherwise employing their proprietary technology without authorization, and may sue us. See, for example, “Risk Factors —Risks Related to Intellectual Property—Third-party Claims Of Overlapping Intellectual Property Rights May Prevent Or Delay Our Product Discovery and Development Efforts.” In addition, third parties may obtain patents in the future and claim that use of our technologies or the manufacture, use or sale of our product candidates infringes upon these patents. It is possible that we have failed to identify relevant third-party patents or applications, including those with claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover product candidates we discover and develop. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with any degree of certainty whether the inventors of our patents and patent applications or our licensed patents and patent applications were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, that we were the first to file for patent protection of such inventions, or that our product candidates are not later found to infringe certain issued patents. Moreover, there is no assurance that all of the potentially relevant prior art relating to our owned and in-licensed patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application.

If we or a third party that we are obliged to defend and indemnify are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we and our partners may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, cease commercialization of the infringing technology, including our core CRISPR/Cas9 gene editing technology, or the applicable product candidate, or we could be required to obtain one or more licenses under the applicable patents from third parties to continue developing, manufacturing, and marketing any product candidates we may develop and our gene-editing and other technologies until such patents expire or are finally determined to be held invalid or unenforceable. These third parties would be under no obligation to grant to us any such licenses and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain or maintain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our technologies and product candidates may be impaired or delayed, or we may be required to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Any of these outcomes could materially harm our business and could prevent us from further developing and commercializing such products or future product candidates, thereby causing us significant harm. In addition, third parties asserting their patent rights against us may seek and obtain injunctive or other equitable relief, which could effectively limit or block our ability to further develop and commercialize our product candidates.

In order to successfully challenge the validity of any such third party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent and such court could hold that any such third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents.

Third-party Claims Of Overlapping Intellectual Property Rights May Prevent Or Delay Our Product Discovery and Development Efforts.

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or in-license. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates. Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to, or the correct inventorship of, our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation, interference or derivation proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees.

For example, third parties could assert that we do not have rights to certain technologies, including CRISPR/Cas9 technologies, or could assert and have asserted in the past, that the CVC Group does not have rights to certain CRISPR/Cas9 technologies, including inventorship and ownership rights to some of the CVC Group’s patents included in the worldwide patent portfolio we have in-licensed from Dr. Charpentier, or that such rights are limited. Specifically, the Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College, or Harvard University, which we refer to individually and collectively as the “Broad”, owns a patent family that includes issued patents in the United States and Europe that claim certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells. In addition to the Broad, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA and formerly known as “Sigma-Aldrich”) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the CVC Group application was filed and allege (or may allege) that they were first to invent one or more of the inventions claimed by the CVC Group and/or claimed by Broad, i.e. before the CVC Group, before Broad, and before the other parties.

In June 2019, the USPTO declared an interference (Interference No. 106,115, or ‘115 interference) between fourteen (14) pending U.S. patent applications co-owned by the CVC Group and thirteen (13) patents and a patent application co-owned by the Broad. In December 2020, the USPTO declared an interference (Interference No. 106,127, or ‘127 interference) between a ToolGen patent application that claims certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same fourteen pending U.S. patent applications co-owned by the CVC Group that are involved in the ‘115 interference. In addition, in June 2021, the USPTO declared an interference (Interference No. 106,132, or ‘132 interference) between a MilliporeSigma patent application that claims certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same fourteen pending U.S. patent applications co-owned by the CVC Group that are involved in the ‘115 interference. In February 2022, PTAB issued a Decision of Priority and Judgment finding that Broad has priority over CVC Group with respect to the subject matter of the interference. The CVC Group has appealed this decision to the Federal Circuit. Any final decision by the Federal Circuit can be further appealed to the Supreme Court. Both the ‘127 and ‘132 interferences have been stayed pending a decision by the Federal Circuit in the ‘115 interference. Each of the CVC Group, the Broad, ToolGen, Vilnius University, MilliporeSigma and Harvard University can pursue existing or new patent applications in the United States and elsewhere. Because the CVC Group and these other third parties all allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit DNA in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios.

Going forward, the USPTO could declare new interferences with the CVC Group, or us individually, related to the uses of the CRISPR/Cas9 technologies. Furthermore, we and the CVC Group continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the United States. Certain of the claims being prosecuted by the CVC Group and us, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by third parties, including those listed above. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from a patent or patent application within the worldwide patent portfolio we have in-licensed from Dr. Charpentier or our portfolio of patents, the USPTO could declare other interference proceedings to determine the first inventor of such claims. We cannot be certain which of these results, if any, will actually occur. If there are additional interferences, either party to the interference could again appeal an adverse decision to the Federal Circuit and through to the Supreme Court. Additionally, any of the CVC Group’s existing or new patents or our existing or new patents could be the subject of other challenges to their validity or enforceability. Moreover, as a result of the successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products and the CVC Group’s patents or our patents may not be sufficient to prevent our competitors from commercializing competing products.

If any third party were to succeed in its interference and prevail in their claims of being first-to-invent, or obtain patent claims that cover our product candidates or related activities through these various legal proceedings, such party could seek to assert its issued patents against us based on our business activities, including commercialization of any CRISPR/Cas9-based product or product candidate. Moreover, in such event, we may be required to obtain licenses from such third parties, which may not be available on commercially reasonable terms or at all. See, for example, “Risk Factors —Risks Related to Intellectual Property—The Intellectual Property Landscape Around Gene Editing Technology, Including CRISPR/Cas9, Is Highly Dynamic, And Third Parties May Initiate And Prevail In Legal Proceedings Alleging That The Patents That We In-License Or Own Are Invalid Or That We Are Infringing, Misappropriating, Or Otherwise Violating Their Intellectual Property Rights, The Outcome Of Which Would Be Uncertain And Could Have A Material Adverse Effect On The Success Of Our Business.” and “We May Not Be Successful In Obtaining Or Maintaining Necessary Rights To Any Product Candidates or Other Technologies We May Develop Through Acquisitions And In-Licenses.”

Further, third parties routinely file international counterparts of their U.S. applications, some of which have been granted or could in the future be granted in Europe and/or other non-U.S. jurisdictions. We, as well as other parties have initiated opposition proceedings against some of these grants, and we may in the future oppose other grants to these or other applicants. Similarly, our intellectual property is and may in the future become involved in opposition proceedings in Europe or other jurisdictions, such as, for example, in Australia, Japan, China, and India. Opposition proceedings can lead to the revocation of a patent in its entirety; the maintenance of the patent as granted, or the maintenance of a patent in amended form, including claims being narrowed in a way that could impair or preclude our ability to enforce the patents against competitors in Europe. Opposition proceedings typically take years to resolve, including the time taken by appeals that can be filed by any of the parties. For example, several parties have filed oppositions in the European Patent Office to the grant of certain of our in-licensed European patents. In late 2021, the European Patent Office revoked one of our in-licensed European patents included in the worldwide patent portfolio we have in-licensed from Dr. Charpentier, while two of our issued in-licensed European patents included in the same in-licensed patent portfolio (EP-2800811 and EP-3401400) prevailed in separate opposition proceedings conducted by the Opposition Division of the European Patent Office in 2020 and 2022, respectively. Those decisions were appealed to a Board of Appeal of the European Patent Office. For procedural reasons, those two European patents were voluntarily withdrawn in September 2024. A related in-licensed divisional patent (EP-3597749) covering certain uses and certain compositions of CRISPR-Cas9 is still pending and is the subject of an opposition in the European Patent Office. We cannot guarantee the outcome of the oppositions to our in-licensed European patents included in the worldwide patent portfolio we have in-licensed from Dr. Charpentier, and an adverse result could preclude us from enforcing our rights in Europe against third parties.

The effects that any such proceedings and results may have on us and our intellectual property position are currently unknown. In any case, it may be years before there is a final determination on priority with respect to CVC Group’s patents included in the worldwide patent portfolio we have in-licensed from Dr. Charpentier.

We are unable to predict the outcome of any of these matters and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome in any current or future proceeding related to our intellectual property position. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects, and limit our ability to research, develop and obtain approval of product candidates, or to commercialize products.

In the future, we may also become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Our Rights To Develop And Commercialize Our Technology And Product Candidates Are Subject, In Part, To The Terms And Conditions Of Licenses Granted To Us By Others.

We are reliant upon licenses to certain intellectual property from third parties that are important or necessary to the development of our gene editing and other technology and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use or cover all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

Moreover, under our current and future in-license agreements, including our 2014 exclusive license agreement with Dr. Charpentier, and other technology agreements, we are or may be required to pay milestones and royalties based on our revenues from sales of our products utilizing the technologies acquired, licensed or sublicensed from third parties and these milestones and royalty payments could adversely affect our ability to research, develop and obtain approval of product candidates, as well as the overall profitability for us of any products that we may seek to commercialize. Further, our licensors may dispute the terms, including amounts, that we are required to pay under the respective agreements. If these claims were to result in a material increase in the amounts that we are required to pay to our licensors our ability to research, develop and obtain approval of product candidates, or to commercialize products, could be significantly impaired.

In addition, in order to maintain our intellectual property rights under these agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates, including certain diligence requirements, and we may not be successful in meeting all such requirements in the future on a timely basis or at all. For example, under each of our in-license agreements with Dr. Charpentier, we have an obligation to use commercially reasonable efforts to develop and obtain regulatory approval to market a licensed therapeutic product. Our failure to meet our obligations under any license agreements and other technology agreements may give the licensor the right to terminate our license rights. We will need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements and other technology agreements. Delay or failure by these third parties could adversely affect our ability to meet our diligence obligations and the continuation of our license agreements with third-party licensors.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and other technology agreements and might therefore terminate such agreements, thereby removing our ability to develop and commercialize products and technology covered by these agreements. If any such licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects, and limit our ability to research, develop and obtain approval of product candidates, or to commercialize products.

The Intellectual Property That Protects Our Core Gene Editing Technology Is Jointly Owned, And Our License Is From Only One Of The Joint Owners, Materially Limiting Our Rights In The United States And In Other Jurisdictions.

The worldwide patent portfolio we have exclusively licensed from Dr. Charpentier is the core patent protection for our gene editing platform technology. However, that family includes other named inventors who assigned their rights either to California or Vienna. As such, the worldwide patent portfolio we have in-licensed from Dr. Charpentier is currently co-owned by Dr. Charpentier, California, and Vienna. On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement, or IMA, with California, Vienna and their licensees including Caribou and Caribou’s licensee Intellia Therapeutics. Under the IMA, the co-owners provided reciprocal worldwide cross-consents to each of the other co-owners’ licensees and sublicensees, and agreed to a number of other commitments and obligations with respect to supporting and managing the underlying CRISPR/Cas9 gene editing intellectual property, including a cost-sharing agreement. As explained more fully below, that leaves us in a position of holding only non-exclusive or co-exclusive rights to the patent rights that protect our core gene editing technology, and we must continue to satisfy our contractual obligations under the IMA in order to maintain the effectiveness of the consents by California and Vienna to our license from Dr. Charpentier.

In the United States, each co-owner has the freedom to license and exploit the technology. As a result, we do not have exclusive access to any intellectual property rights that Dr. Charpentier co-owns with another entity, such as California and Vienna. Our license with Dr. Charpentier is therefore non-exclusive with respect to such co-owned rights. Furthermore, in the United States each co-owner is required to be joined as a party to any claim or action we may wish to bring to enforce those patent rights. Moreover, in the United States, non-exclusive licensees have no standing to bring a patent infringement action before a court. Therefore, for the patents owned with California and Vienna we have no ability to pursue third-party infringement claims without cooperation of California and Vienna and potentially their licensees. Although we have entered into the IMA with Vienna and California and their licensees, which provides for, among other things, notice of and coordination in the event of third-party infringement of the patent rights within the worldwide patent portfolio we have in-licensed from Dr. Charpentier, there can be no assurance that Vienna and California will cooperate with us in any future infringement. If we are unable to enforce our core patent rights licensed from Dr. Charpentier, we may be unable to prevent third parties from competing with us and may be unable to persuade companies to sublicense our technology, either of which could have a material adverse effect on our business.

We May Experience Disputes With The Third Parties That We In-license Intellectual Property Rights From Or Those We License Intellectual Property To. Any Disputes With These Parties Could Adversely Affect Our Business And We Could Lose License Rights That Are Important To Our Business.

We license the intellectual property that covers certain of our platform gene editing technology from a third party, and we expect to continue to in-license additional third-party intellectual property rights as we expand our gene editing and other technology. Disputes may arise with the third parties from whom we license our intellectual property rights from for a variety of reasons, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
the extent to which our technology and processes infringe on, or derive from, intellectual property of the licensor that is not subject to a licensing agreement;
•
the sublicensing of patent and other rights under our collaborative development relationships and obligations associated with sublicensing;
•
our diligence obligations under our license and collaboration agreements and what activities satisfy those diligence obligations;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•
the priority of invention of patented technology.

In addition, the agreements under which we currently in-license intellectual property or technology from third parties, or maintain consents under the IMA, are complex, and certain provisions in such agreements may be susceptible to multiple interpretations, or may conflict in such a way that puts us in breach of one or more agreements, which would make us susceptible to lengthy and expensive disputes with one or more of our licensing partners or the parties to such agreements. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Similarly, as we continue to enter into license agreements, collaboration agreements and partnerships with third parties to expand our development programs, we have, and expect to continue to, out-license some of our intellectual property to these third parties. Disputes may arise with these third parties to whom we out-license our intellectual property rights for a variety of reasons, including, the scope of rights granted under any such agreement and other interpretation-related issues. Any disputes with our current or future collaboration partners or licensees regarding the scope of intellectual property rights granted to such partner or licensee by us could result in the delay of development programs and would make us susceptible to lengthy and expensive disputes with our partners or licensees.

We May Not Be Successful In Obtaining Or Maintaining Necessary Rights To Any Product Candidates or Other Technologies We May Develop Through Acquisitions And In-Licenses.

We currently have rights to intellectual property, through in-licenses from third parties, to identify and develop product candidates, as well as use other technologies, including delivery methods for our product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of gene editing, including delivery technology, and filing patent applications potentially relevant to our business. For example, we are aware of several third-party patent applications that, if issued, may be construed to cover our gene editing technology and product candidates. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. We may also require licenses from third parties for certain modified or improved components of gene editing technology, such as modified nucleic acids or proteins, as well as non-CRISPR/Cas9 technologies such as delivery methods that we are evaluating for use with product candidates we may develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and gene editing and other technologies. The licensing or acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established, or have greater resources than we do may be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates or technology that we may seek to acquire. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program, technology, or product candidate, or discontinue the practice of our core CRISPR/Cas9 gene editing technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Intellectual Property Litigation Could Cause Us To Spend Substantial Resources And Distract Our Personnel From Their Normal Responsibilities.

The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed intellectual property and proprietary rights, as well as other third party intellectual property rights, in the future. See, for example, “Third-party Claims Of Overlapping Intellectual Property Rights May Prevent Or Delay Our Product Discovery and Development Efforts.”

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time-consuming and is likely to divert significant resources from our core business, including distracting our technical personnel and management from their normal responsibilities and generally harm our business. For example, pursuant to the terms of our license agreements with Dr. Charpentier, we are responsible for covering or reimbursing Dr. Charpentier’s patent prosecution, defense and related costs associated with our in-licensed technology and the worldwide patent portfolio we have in-licensed from her. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation in certain countries, including the United States, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

We May Not Be Able To Protect Our Intellectual Property And Proprietary Rights Throughout The World.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in intellectual property laws in various jurisdictions worldwide. Additionally, the patent laws of some countries do not afford intellectual property protection to the same extent as the laws of the United States. For example, unlike patent law in the United States, the patent law in Europe and many other jurisdictions precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments.

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

Furthermore, the recently-formed European Unified Patent Court, or UPC, allows for centralized patent revocation proceedings in the EU. Although we do not currently own European patents that are subject to this court's jurisdiction, our future European patents that become subject to this court's jurisdiction could present risks that might affect our business and commercialization efforts in Europe. The UPC's evolving laws may affect our ability to defend or enforce those European patents. We may opt out of the UPC's jurisdiction for our future European patents, but compliance challenges remain.

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

If We Are Unable To Protect The Confidentiality Of Our Trade Secrets And Other Proprietary Information, Our Business And Competitive Position Would Be Harmed.

We seek to protect our proprietary technology and processes, including these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors, and other third parties. We cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. See, for example, “Risk Factors—Risks Related to Information Security and Privacy—Our Internal Information Technology Systems, Or Those Of Our Collaborators Or Other Contractors Or Consultants, May Fail Or Suffer Security Breaches, Which Could Result In A Material Disruption Of Our Product Development Programs.” In addition, our trade secrets may otherwise become known or be independently discovered by competitors. In particular, we anticipate that with respect to our technology platform, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions. Moreover, while it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect proprietary information. Moreover, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. In addition, in the EU, the EMA proactively publishes clinical data submitted by companies to support a marketing authorization application for a medicinal product under the centralized procedure, with limited exceptions for the redaction of commercially confidential information or protection of personal data. If any of our trade secrets or proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

Sales Of A Substantial Number Of Our Common Shares In The Public Market Could Cause Our Share Price To Fall.

Sales of a substantial number of our common shares in the public market or the perception that these sales might occur could depress the market price of our common shares, could make it more difficult for you to sell your common shares at a time and price that you deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common shares. For example, we actively maintain a sales agreement with Jefferies under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share. As of December 31, 2024, we have issued and sold an aggregate of 1.9 million common shares under this $600.0 million facility at an average price of $122.73 per share for aggregate proceeds of $233.2 million, which were net of equity issuance costs of $3.1 million, excluding stamp taxes. As of December 31, 2024, common shares having aggregate gross proceeds up to $363.7 million remain available.

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

Provisions in our articles of association may discourage, delay or prevent an acquisition of our Company or changes in the composition of our board of directors. Among other things, these provisions require the approval of at least two thirds of represented shares present or voting at a shareholder meeting for the removal of a member of our board of directors and to increase the maximum number of members of our board of directors; limit the accumulated voting rights of any person or entity to 15% of our registered share capital; limit the voting rights of an acquirer of more than 5% of our registered share capital in a transaction or series of transactions in which our board of directors did not provide for an exemption, which could prevent or delay a change in control of our Company; provide that the board of directors is authorized to conduct one or more increases of the Company’s share capital, at any time until June 8, 2028, or the expiry of the capital band, if earlier (see “Risk Factors—Risks Related to The Ownership of Our Common Shares—Our Status As A Swiss Corporation May Limit Our Flexibility With Respect To Certain Aspects Of Capital Management And May Cause Us To Be Unable To Make Distributions Without Subjecting Our Shareholders To Swiss Withholding Tax”), to issue a specified number of shares within the limit of the capital band, which under our current capital band is approximately sixteen percent of the issued share capital, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances; provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately thirty-five percent of the issued share capital, without obtaining additional shareholder approval, (i) through the exercise of conversion and/or option rights granted in connection with bonds or similar instruments, including convertible debt instruments, and (ii) in connection with the exercise of options granted to employees or other service providers of the Company or any of its subsidiaries; and provide that a merger or demerger transaction requires the affirmative vote of at least two thirds of the shares represented at a shareholders’ meeting.

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

Our articles of association as in force allow our shareholders to introduce a capital band authorizing the board of directors to increase the share capital without additional shareholder approval. The capital band approved by our shareholders will expire on June 8, 2028 and is limited to approximately sixteen percent of our issued share capital. Subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe to any new issuance of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, the payment of dividends and the cancellation of treasury shares must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

Under Swiss law, a Swiss corporation may pay dividends only if the corporation has sufficient distributable profits, or if the corporation has distributable reserves, each as evidenced by its audited standalone statutory balance sheet, and after allocations to reserves required by Swiss law and our articles of association have been deducted. Freely distributable reserves are generally booked either as "statutory capital reserves" (gesetzliche Kapitalreserven, contributions received from shareholders) or in the statutory or voluntary "retained earnings." Distributions may be made out of registered share capital—the aggregate par value of a company’s registered shares—only by way of a capital reduction. We will not be able to pay dividends or make other distributions to shareholders on a Swiss withholding tax-free basis in excess of our aggregate qualifying contributions and registered share capital unless we increase our share capital or our reserves from capital contributions. We would also be able to pay dividends out of distributable profits or freely distributable reserves, but such dividends would be subject to Swiss withholding taxes. There can be no assurance that we will have sufficient distributable profits, capital reserves, retained earnings or registered share capital to pay a dividend or effect a capital reduction, that our shareholders will approve dividends or capital reductions proposed by us or that we will be able to meet the other legal requirements for dividend payments or distributions as a result of capital reductions.

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

During our 2024 taxable year we believe that we had certain shareholders that were Ten Percent Shareholders for U.S. federal income tax purposes. However, our CFC status for the taxable year ending on December 31, 2024 and our current taxable year is unknown and we may be a CFC for the taxable year ending on December 31, 2024, our current taxable year or a following year. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. Furthermore, it is possible that our non-United States subsidiaries will be CFCs for the current taxable year or a future taxable year even if we are not a CFC for such taxable year(s). U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

U.S. Holders Of Our Common Shares May Suffer Adverse Tax Consequences If We Are Characterized As A Passive Foreign Investment Company For Any Taxable Year.

Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company, or “PFIC,” for U.S. federal income tax purposes. Passive income for this purpose generally includes dividends, interest, royalties, rents, gains from commodities and securities transactions, the excess of gains over losses from the disposition of assets which produce passive income, and includes amounts derived by reason of the temporary investment of cash, including the funds raised in offerings of our common shares. If we are characterized as a PFIC, U.S. holders (as defined below) of our common shares may suffer adverse tax consequences, including having gains realized on the sale of common shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of our common shares.

It is possible we were a PFIC with respect to the 2023 taxable year and it is possible we may be a PFIC for the 2024 taxable year or a future taxable year as well, in which case U.S. holders (as defined below under “Taxation—Material U.S. Federal Income Tax

Considerations to U.S. Holders”) would be subject to a special, generally adverse tax regime. We have not made a determination as to whether we will be a PFIC for any taxable year, and we cannot provide any assurances regarding our PFIC status for past, current or future taxable years. Our status as a PFIC is a fact intensive determination made on an annual basis. Whether we are a PFIC for any taxable year will depend on the composition of our income and assets, and the estimated fair market values of our assets, in each year. The market value of our assets may be determined in large part by reference to the market price of our common shares, which is likely to fluctuate. Our status as a PFIC also depends on the interpretation of the rules governing the PFIC income and asset tests, which are subject to uncertainty (including with respect to the characterization of income from government grants, for which direct legal authority does not exist).

A “U.S. holder” is a beneficial owner of common shares that is (or is treated as), for U.S. federal income tax purposes:

•
an individual who is a citizen or resident of the United States;
•
a corporation, or other entity that is treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States, any state thereof, or the District of Columbia;
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
a trust, if (a) a court within the United States is able to exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of the substantial decisions of such trust, or (b) the trust has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a United States person.

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

Risks Related to Information Security and Privacy

We May Fail To Comply With Evolving European And Other Privacy Laws.

Numerous state, federal, and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of personal data or personally identifiable information. In the United States, numerous states have passed comprehensive consumer privacy laws, and several other states have proposed similar legislation. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

We are subject to European privacy laws, such as the GDPR, where we collect and use personal data related to Europe, including in connection with conducting our clinical trials in the EEA and the Swiss data protection regime. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to processing special categories of personal data (such as health data), where required obtaining consent of the individuals to whom the personal data relates, having legal bases and/or conditions for processing personal data, including to the United States, providing details to those individuals regarding the processing of their personal data, implementing safeguards to protect the security and confidentiality of personal data, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments for high risk processing activities, ensuring certain accountability measures and record-keeping.

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

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK Government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government introduced the Data Protection and Digital Information Bill, which failed in the UK legislative process. A new Data (Use and Access) Bill, or UK Bill, has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the United States. We must, therefore, ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the UK, in compliance with European data protection laws. In some cases, we rely upon the European Commission approved standard contractual clauses to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). The UK is not subject to the European Commission's standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the UK. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks.

Switzerland has adopted a revised data protection regime which came into effect in September 2023. As a general matter, Switzerland’s national data protection regime is aligned to the EU’s data protection regime. Switzerland’s data protection regime has similar restrictions on data transfers from Switzerland to recipients outside the EEA and UK. There has been an extension to the Framework to cover Swiss transfers to the United States.

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

Artificial Intelligence Presents Risks And Challenges That Can Impact Our Business Including By Posing Security Risks To Our Confidential Information, Proprietary Information And Personal Data.

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

The Market Price Of Our Common Shares Has Been Volatile and Fluctuate Substantially, Which Could Result In Substantial Losses For Shareholders.

Our share price has been, and in the future may be, subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our shares traded within a range of a high price of $220.20 and a low price of $11.63 per share for the period beginning on October 19, 2016, our first day of trading on the Nasdaq Global Market, through December 31, 2024. As a result of this volatility, our shareholders could incur substantial losses. In addition, the market price for our common shares may be influenced by many factors, including:

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

Disruptions At The FDA, The SEC and Other Government Agencies Caused By the Change in Presidential Administration Or Funding Shortages Could Hinder Their Ability To Hire And Retain Key Leadership And Other Personnel, Prevent New Products And Services From Being Developed Or Commercialized In A Timely Manner, Or Otherwise Prevent Those Agencies From Performing Normal Business Functions, Which Could Negatively Impact Our Business And Our Timelines.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on March 14, 2025.

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

Our Chief Compliance Officer and Head of IT consult with other members of our information technology department, and with third parties with expertise in cybersecurity, to develop strategies to assess, address and align cybersecurity efforts with our business objectives and operational requirements. The Head of IT role is currently held by an individual who has over 20 years of experience with information security and business systems, including digital infrastructure and cybersecurity.

As part of our board of directors’ enterprise risk management program, our board of directors has responsibility for oversight of cybersecurity risk management. Our board of directors has delegated to our Audit Committee oversight of our cybersecurity risk management program, including oversight of information security and cybersecurity threats and related compliance and disclosure requirements. On an annual basis, our Head of IT provide an update to our Audit Committee regarding our cybersecurity risk management program, including as relates to critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. The Audit Committee periodically reports on cybersecurity risk management to the full board of directors.

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

Item 3. Legal Proceedings.

In the ordinary course of business, we are or have been from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, our intellectual property estate (including the worldwide patent portfolio we have exclusively licensed from Dr. Charpentier), commercial arrangements and other matters. Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office and the European Patent Office or patent offices in other countries, involving our intellectual property estate including the worldwide patent portfolio we have exclusively licensed from Dr. Charpentier. The outcome of any of the foregoing, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on The Nasdaq Global Market under the symbol “CRSP.”

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the U.S. Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph set forth below compares the cumulative total stockholder return on our shares between December 31, 2018 and December 31, 2024, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2019 in our common shares, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Holders

As of February 7, 2025, we had approximately 17 holders of record of our common shares. This number does not include beneficial owners whose shares were held in street name.

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

Overview

Our mission is to create transformative gene-based medicines for serious human diseases. We are a leading gene editing company focused on the development of CRISPR-based therapeutics, including by using CRISPR/Cas9 technology. CRISPR/Cas9 is a revolutionary technology for gene editing, the process of precisely altering specific sequences of genomic DNA. We aim to apply this technology to disrupt, delete, correct and insert genes to treat genetic diseases and to engineer advanced cellular therapies. We have advanced this technology from discovery to an approved medicine with unparalleled speed, culminating in the landmark first approval of a CRISPR-based therapy, CASGEVY (exagamglogene autotemcel [exa-cel]), in 2023 with our collaborators at Vertex Pharmaceuticals Incorporated, or Vertex. We have established a portfolio of therapeutic programs spanning four core franchises: hemoglobinopathies, CAR T, in vivo approaches and type 1 diabetes. Depending on the program, we take either an ex vivo approach, in which we edit cells outside of the human body before administering them to the patient, or an in vivo editing approach, where we deliver the CRISPR-based therapeutic directly to target cells within the human body.

We continue to innovate on our platform to develop next-generation technologies that can enable new therapies. Through our efforts, we aim to unlock the full potential of CRISPR-based therapeutics to create medicines that can transform people's lives. We believe that our innovative research, translational expertise, and clinical development experience, position us as a leader in the development of CRISPR-based therapeutics and may enable us to create an entirely new class of highly effective and potentially curative therapies for patients with both rare and common diseases for whom current biopharmaceutical approaches have had limited success.

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

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, European Union, Great Britain, Canada, Switzerland, Kingdom of Saudi Arabia, Kingdom of

Bahrain and the United Arab Emirates for the treatment of eligible patients 12 years and older with SCD or TDT. We and Vertex continue to investigate CASGEVY, including (1) three clinical trials designed to assess the safety and efficacy of a single dose of CASGEVY in patients 12 to 35 years of age with severe SCD and TDT, respectively, (2) two clinical trials in patients 5 to 11 years of age, one in severe SCD and a second in TDT, and (3) long-term follow-up clinical trials designed to follow participants for up to 15 years after CASGEVY infusion. CASGEVY safety data presented to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

Additional Candidates

We continue to advance our internally developed targeted conditioning program, as well as in vivo hematopoietic stem cell editing approaches utilizing lipid nanoparticle-mediated delivery through preclinical studies. Both initiatives could significantly expand the addressable patient populations for SCD and TDT.

CAR T

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. We are advancing several cell therapy programs for oncology and/or autoimmune indications, including two next-generation allogeneic CAR T programs, CTX112 targeting Cluster of Differentiation 19, or CD19, and CTX131 targeting Cluster of Differentiation 70, or CD70. These product candidates incorporate edits designed to enhance CAR T potency, reduce CAR T exhaustion and evade the immune system. An additional edit in CTX131 is designed to prevent CAR T cells from killing other CAR T cells. In addition, these next-generation candidates exhibit increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch. We are producing CTX112 and CTX131 for clinical trials at our internal GMP manufacturing facility in Framingham, Massachusetts.

CD19 Candidates

CTX112 is being developed for both hematologic malignancies and autoimmune indications. It is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the product candidate in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy, as well as an ongoing clinical trial in adult patients with systemic lupus erythematosus, systemic sclerosis, and inflammatory myositis. Early clinical studies conducted by third parties have shown that CD19-directed autologous CAR T therapy can produce long-lasting remissions in multiple autoimmune indications by deeply depleting B cells. Our first generation allogeneic CD19-directed CAR T program has demonstrated effective depletion of B cells in oncology settings, which supports the potential for CTX112 in autoimmune diseases.

CD70 Candidates

CTX131 is being developed for both solid tumors and hematologic malignancies. It is being investigated in ongoing clinical trials designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory solid tumors, as well as in hematologic malignancies, including, including T cell lymphomas, or TCL. We believe allogeneic CAR T approaches for TCL may have greater potential to meet the unmet need in this patient population given the patients’ own T cells are not suitable for autologous manufacturing.

Additional candidates

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing several additional investigational CAR T programs, including an autologous, gene-edited CAR T program targeting glypican-3 for the potential treatment of solid tumors.

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases as well as many common diseases. We have established a leading platform for in vivo gene editing and are rapidly advancing a broad portfolio of in vivo programs, supported by an internal lipid nanoparticle, or LNP, team to enable liver-directed and extrahepatic programs with novel lipids, formulations, and targeting moieties. Our first in vivo programs target the liver, taking advantage of validated LNP delivery technologies, and aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association.

Cardiovascular disease

Our first two in vivo programs utilizing our proprietary LNP platform, CTX310 and CTX320, aim to address cardiovascular disease by disrupting the validated targets angiopoietin-like protein 3, or ANGPTL3, and lipoprotein (a), or Lp(a), respectively. CTX310 is being investigated in an ongoing clinical trial targeting ANGPTL3 in patients with heterozygous familial hypercholesterolemia, homozygous familial hypercholesterolemia, mixed dyslipidemias, or severe hypertriglyceridemia. In addition,

CTX320 is being investigated in an ongoing clinical trial targeting LPA, the gene encoding apo(a), a critical component of Lp(a) in patients with elevated Lp(a), which has shown to have an independent association with major adverse cardiovascular events.

Additional candidates

Building upon CTX310 and CTX320, we are progressing CTX340, targeting angiotensinogen for refractory hypertension, as well as CTX450, targeting 5’-aminolevulinate synthase 1 for acute hepatic porphyria, through preclinical studies. In addition, we have programs focused on gene correction in the liver, including programs leveraging technologies developed by our CRISPR-X research team. Finally, we are pursuing additional delivery technologies, including LNPs, for delivery to tissues beyond the liver, including hematopoietic stem cells.

Type 1 Diabetes

We are developing gene-edited stem cell-derived therapies for the treatment of T1D. We believe our gene editing capabilities have the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without the need for long-term immunosuppression. We have three parallel efforts to achieve this goal: (1) CTX211, an allogeneic, gene-edited, hypoimmune, stem cell derived product candidate in a device that is implanted into patients and intended to produce insulin in a glucose-dependent manner, and which is in an ongoing clinical trial; (2) CTX213, a research stage deviceless beta cell replacement product candidate consisting of unencapsulated precursor islet cells derived from edited stem cells; and (3) we have granted a non-exclusive license to certain of our CRISPR/Cas9 intellectual property to Vertex to accelerate Vertex’s development of hypoimmune cell therapies for T1D in exchange for certain milestones and royalties.

CRISPR-X

While we have made significant progress with our current portfolio of programs, we recognize that we need to continue to innovate to unlock the full power of gene editing and bring potentially transformative therapies to even more patients. We have a dedicated early-stage research team called CRISPR-X that focuses on innovating next-generation editing modalities. CRISPR-X is developing technologies to enable whole gene correction and insertion via non-viral DNA delivery and all-RNA systems, without requiring homology-directed repair or viral delivery of DNA.

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

Hemoglobinopathies. In 2015, we partnered with Vertex and entered into a strategic collaboration, option and license agreement, which focused on the discovery and development of gene-based treatments for hemoglobinopathies and cystic fibrosis using CRISPR/Cas9 gene-editing technology. In 2017, Vertex exercised its option to co-develop and co-commercialize the hemoglobinopathies program and we entered into a joint development and commercialization agreement with Vertex, which we amended and restated in 2021, pursuant to which, among other things, we are co-developing and co-commercializing CASGEVY for TDT and SCD.

Diabetes. Beginning in 2018, we partnered with ViaCyte, Inc., or ViaCyte (now a wholly-owned subsidiary of Vertex), to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes. In 2023, ViaCyte elected to opt-out of the collaboration with us for the co-development and co-commercialization of gene-edited stem cell therapies for the treatment of diabetes. Per the opt-out terms, the on-going collaboration assets will be wholly owned by us, subject to a royalty on future sales owed to ViaCyte. Our product candidate, CTX211, being developed for the potential treatment of T1D, resulted from this collaboration, and which we are continuing to advance in a Phase 1 clinical trial. Additionally, in 2023, we entered into a non-exclusive license agreement with Vertex for Vertex to utilize certain of our gene-editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent/requiring diabetes throughout the world. To date, we have recognized revenue of $205 million in upfront and milestone payments and remain eligible to receive additional research and development milestones and royalties on future products under the license.

Other Partnerships. We have entered into a number of additional collaborations and license agreements in other therapeutic areas, including an additional agreement with Vertex for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1, and others to support and complement our hematopoietic stem cell, CAR T, in vivo and T1D programs and platform, including agreements with: Nkarta, Inc. to develop and commercialize products leveraging donor-derived, gene-edited CAR-NK cells; Capsida Biotherapeutics, Inc. to develop in vivo gene editing therapies delivered with engineered adeno-associated virus vectors; Roswell Park Comprehensive Cancer Center to advance a gene-edited autologous CAR T program against a new target; MaxCyte, Inc. on ex vivo delivery for our hemoglobinopathy and CAR T programs; CureVac AG on optimized mRNA constructs and manufacturing for certain in vivo programs; and KSQ Therapeutics, Inc. on intellectual property for our allogeneic immuno-oncology programs.

Financial Overview

Since our inception in October 2013, we have devoted substantially all of our resources to our research and development efforts, identifying potential product candidates, undertaking drug discovery and preclinical development activities, building and protecting our intellectual property estate, establishing internal manufacturing capabilities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred shares, common share issuances, convertible loans and payments related to certain of our license and collaboration agreements with strategic partners.

We have a history of recurring losses and expect to continue to incur losses for the foreseeable future; however, we have been in a net income position in certain previous years due to certain payments associated with our collaboration and license agreements with Vertex. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; seek regulatory approval for our product candidates; maintain, defend, protect and expand our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; continue to develop internal manufacturing capabilities and infrastructure; and incur additional costs associated with operating as a public company.

Revenue recognition

We have not generated any revenue to date from sales of any wholly owned product. During the years ended December 31, 2024, 2023 and 2022, we recognized $35.0 million, $370.0 million and $0.4 million, respectively, of collaboration revenue, which is primarily related to our collaboration and license agreements with Vertex.

For the years ended December 31, 2024, 2023 and 2022, we generated $2.3 million, $1.2 million and $0.8 million, respectively, of grant revenue related to certain contracts with not-for-profit entities.

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

Collaboration expense, net

Collaboration expense, net, consists of operating expenses related to the CASGEVY program under our collaboration with Vertex. Under the A&R Vertex JDCA, as amended, we have an option to defer our portion of specified costs on the CASGEVY program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. The $110.3 million for 2023 does not include amounts attributable to our share of certain costs arising from a license agreement between Vertex and a third party, which we agreed to pay to Vertex upon the occurrence of an event specified in Amendment No. 1 to the A&R Vertex JDCA and further described in Note 8 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K. In 2024, 2023 and 2022, we exercised our option to defer our portion of specified costs incurred for the CASGEVY program in excess of the deferral limit. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

Other income (net)

Other income, net consists primarily of interest income earned on investments.

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

Collaboration Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with Accounting Standards Codification Topic 808, Collaborative Arrangements, or ASC 808. Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements.

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

Results of Operations

The following is a discussion of the components of results of operations. This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 21, 2024.

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the dollar change in those items:

	Years Ended December 31,		Period to
	2024	2023	Period Change
	(in thousands)
Revenue:
Collaboration revenue	$35,000	$370,000	$(335,000)
Grant revenue	2,314	1,206	1,108
Total revenue	37,314	371,206	(333,892)
Operating expenses:
Research and development	320,653	387,332	(66,679)
General and administrative	72,977	76,162	(3,185)
Collaboration expense, net	110,250	130,250	(20,000)
Total operating expenses	503,880	593,744	(89,864)
Loss from operations	(466,566)	(222,538)	(244,028)
Other income, net	103,901	71,816	32,085
Net loss before income taxes	(362,665)	(150,722)	(211,943)
Provision for income taxes	(3,587)	(2,888)	(699)
Net loss	$(366,252)	$(153,610)	$(212,642)

Collaboration Revenue

Collaboration revenue was $35.0 million for the year ended December 31, 2024, compared to $370.0 million for the year ended December 31, 2023. Collaboration revenue for the year ended December 31, 2024 was related to Vertex's achievement of a $10.0 million research milestone and $25.0 million research milestone under the Non-Ex License Agreement with Vertex in the fourth quarter of 2024. Collaboration revenue for the year ended December 31, 2023 was related to (i) the achievement of a $200.0 million milestone in connection with the approval of CASGEVY under our collaboration with Vertex and (ii) an upfront payment of $100.0 million and a milestone achieved of $70.0 million under the Non-Ex License Agreement with Vertex. Refer to Note 8 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of revenue recognized related to Vertex.

Grant Revenue

Grant revenue was $2.3 million and $1.2 million, respectively, for the years ended December 31, 2024 and 2023.

Research and Development Expenses

Research and development expenses were $320.7 million for the year ended December 31, 2024, compared to $387.3 million for the year ended December 31, 2023. The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Years Ended December 31,		Period to Period
	2024	2023	Change
External research and development expenses	$90,614	$130,124	$(39,510)
Employee related expenses	76,029	83,316	(7,287)
Facility expenses	98,003	105,875	(7,872)
Stock-based compensation expenses	47,944	46,356	1,588
Other expenses	2,019	2,703	(684)
Sublicense and license fees	6,044	18,958	(12,914)
Total research and development expenses	$320,653	$387,332	$(66,679)

The decrease of approximately $66.7 million was primarily attributable to the following:

•
$39.5 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs;
•
$12.9 million of decreased sublicense and license fees, primarily attributable to a decrease in research and development licenses and milestones due to strategic partners;
•
$7.9 million of decreased facility expenses primarily driven by lower laboratory-related costs; and
•
$7.3 million of decreased employee-related expenses.

General and administrative expenses

General and administrative expenses were $73.0 million for the year ended December 31, 2024, compared to $76.2 million for the year ended December 31, 2023. The decrease of $3.2 million was primarily attributable to decreased employee-related expenses and consulting and professional services-related expenses.

Collaboration expense, net

Collaboration expense, net, was $110.3 million for the year ended December 31, 2024, compared to $130.3 million for the year ended December 31, 2023. The decrease of $20.0 million was attributable to our share of certain costs in 2023 arising from a license agreement between Vertex and a third party, which we agreed to pay to Vertex upon the occurrence of an event specified in Amendment No. 1 to the A&R Vertex JDCA. No similar costs were incurred in 2024. Refer to Note 8 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of revenue recognized related to Vertex.

In 2024, 2023 and 2022, we exercised our option to defer specified costs on the CASGEVY program in excess of the deferral limit under A&R Vertex JDCA, as amended, resulting in deferred costs of $102.8 million, $80.9 million and $36.1 million, respectively. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be recognized by us when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of December 31, 2024, no contingent payments have been accrued to date. Refer to Note 8 of the notes to our consolidated financial statements in this Annual Report on Form 10-K for further discussion on our arrangements with Vertex.

Other income, net

Other income, net, was $103.9 million for the year ended December 31, 2024, compared to $71.8 million for the year ended December 31, 2023. The increase in other income, net, was primarily due to an increase in interest income earned on cash, cash equivalents and marketable securities for the year ended December 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of December 31, 2024, we had $1,903.8 million in cash, cash equivalents and marketable securities, of which approximately $53.8 million was held outside of the United States, and an accumulated deficit of $1,366.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses, consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

At-the-Market Offerings

In August 2019, we entered into an Open Market Sale AgreementSM with Jefferies under which we were able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In connection with the August 2019 Sales Agreement, as amended, we have filed several prospectus supplements with the SEC to offer and sell, from time to time, common shares. We filed our current prospectus supplement for $378.6 million in August 2024.

In 2022, the sale of common shares pursuant to the 2019 Sales Agreement and the applicable prospectus supplement was not significant.

In 2023, we issued and sold 0.5 million common shares at an average price of $72.32 per share for aggregate proceeds of $32.7 million, which were net of equity issuance costs of $0.4 million. An additional $0.3 million of stamp taxes related to this amount was paid in 2023.

In 2024, we issued and sold 0.4 million common shares at an average price of $55.81 per share for aggregate proceeds of $21.7 million, which were net of equity issuance costs of $0.3 million. An additional $0.2 million of stamp taxes related to this amount was paid in 2024.

As of December 31, 2024, we have common shares having aggregate gross proceeds up to $363.7 million remaining under our current prospectus supplement, and we have issued and sold an aggregate of 1.9 million common shares at an average price of $122.73 per share for aggregate proceeds of $233.2 million, which were net of equity issuance costs of $3.1 million, excluding stamp taxes.

Additional Financings

In February 2024, we entered into an investment agreement for the sale of approximately $280.0 million of our common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. We received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

Sources of Liquidity

Cash Flows

Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 21, 2024.

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(142,774)	$(260,375)
Net cash (used in) provided by investing activities	(280,481)	374,647
Net cash provided by financing activities	331,984	62,664
Effect of exchange rate changes on cash	(21)	73
(Decrease) increase in cash and restricted cash	$(91,292)	$177,009

Operating Activities

Net cash used in operating activities was $142.8 million for the year ended December 31, 2024, compared to net cash used in operating activities of $260.4 million for the year ended December 31, 2023. The decrease in cash used in operating activities was primarily driven by cash received in 2024 from Vertex in connection with the $200.0 million milestone achieved upon regulatory approval of CASGEVY in 2023, offset by increased net losses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $280.5 million and consisted primarily of purchases of marketable securities in excess of maturities of marketable securities of $255.4 million. Net cash provided by investing activities for the year ended December 31, 2023 was $374.6 million and consisted primarily of maturities of marketable securities in excess of purchases of marketable securities of $386.6 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $332.0 million and primarily consisted of net proceeds of approximately $279.0 million from the issuance of common shares in connection with our registered direct offering, net proceeds of approximately $31.2 million from stock option exercises, and net proceeds of approximately $21.7 million from the issuance of common shares in connection with our 2021 ATM. Net cash provided by financing activities for the year ended December 31, 2023 was $62.7 million and consisted of net proceeds of $32.7 million from the issuance of common shares and net proceeds of approximately $29.9 million from stock option exercises.

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

Although we and our partner, Vertex, have received marketing approvals for CASGEVY in certain jurisdictions, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future. Most of our programs are still in early stages of development and the outcome of our efforts is uncertain, and we cannot estimate the actual amounts necessary to successfully complete the development, manufacture and commercialization of any current or future product candidates, if approved, or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity financings, debt financings and payments received in connection with our collaboration and license agreements. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable to us to do so. However, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common shares. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through license or collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditures for at least the next 24 months without giving effect to any additional proceeds we may receive under our license agreements and collaborations, including with Vertex, and any other capital raising transactions we may complete. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Given our need for additional financing to support the long-term clinical development and future commercialization of our programs, as applicable, we intend to consider additional financing opportunities when market terms are favorable to us.

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

Contractual and Other Obligations

Operating lease and sublease obligations

Our operating lease obligations primarily consist of lease payments on our office and laboratory facility in Boston, Massachusetts, as well as lease payments on our cell manufacturing facility in Framingham, Massachusetts, which are described in further detail in Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease and sublease obligations due within one year of December 31, 2024 are $29.4 million, and future contractual payments on operating lease and sublease obligations due greater than one year from December 31, 2024 are $265.2 million.

Other obligations

Under the A&R Vertex JDCA, as amended, we are allowed to defer a portion of our share of costs under the arrangement if spending on the CASGEVY program exceeds specified amounts. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CAGEVY program and the amounts payable are capped at a specified maximum amount per year. Deferred costs associated with the CASGEVY program have not been recognized as of December 31, 2024 because a reasonable estimate of future payments against future profitability cannot be made.

In the normal course of business, we enter into agreements with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. Certain of these agreements require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones as further described in Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $1,903.8 million, primarily invested in U.S. Treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024, 2023 and 2022.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(COSO). Based on its assessment, our management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. See below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on Internal Control Over Financial Reporting

We have audited CRISPR Therapeutics AG’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CRISPR Therapeutics AG "the Company" maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 11, 2025

Item 9B. Other Information.

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, none of our officers and directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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

3.1

Amended and Restated Articles of Association of CRISPR Therapeutics AG, dated May 30, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 3, 2024).

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

10.4	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2024).

10.5#

Second Amended and Restated Employment Agreement, dated October 2, 2017, by and between CRISPR Therapeutics, Inc. and Samarth Kulkarni (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

10.6#

Employment Agreement, dated May 31, 2017, by and between CRISPR Therapeutics, Inc. and James R. Kasinger (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 8, 2018).

10.7#

Employment Agreement, dated May 23, 2024, by and between CRISPR Therapeutics, Inc. and Julianne Bruno (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2024).

10.8#

Employment Agreement, dated May 28, 2024, by and between CRISPR Therapeutics, Inc. and Naimish Patel, MD (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2024).

10.9#

Employment Agreement, dated March 14, 2023, by and between CRISPR Therapeutics, Inc. and Raju Prasad, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2023).

10.10#	Senior Executive Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 8, 2018).

10.11#	CRISPR Therapeutics AG 2015 Stock Option and Grant Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

10.12#	CRISPR Therapeutics AG Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.12.1#

Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.12.2#

Form of Non-Qualified Stock Option Agreement for Company Employees under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.12.3#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.12.4#

Form of Restricted Stock Award Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.12.5#

Form of Restricted Stock Award Agreement for Company Employees under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.12.6#

Form of Restricted Stock Award Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.13#

CRISPR Therapeutics AG 2018 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.13.1#

Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.13.2#

Form of Non-Qualified Stock Option Agreement for Company Employees under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.13.3#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.13.4#

Form of Restricted Stock Award under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.13.5#

Form of Restricted Stock Award Agreement for Company Employees under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.13.6#

Form of Restricted Stock Award for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.14#	Amendment No. 1 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2019).

10.15#	Amendment No. 2 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2020).

10.16#	Amendment No. 3 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 25, 2022).

10.17#	Amendment No. 4 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on April 26, 2023).

10.18#	Amendment No. 5 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 9, 2024).

10.19#	CRISPR Therapeutics AG 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

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

10.23†

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

10.26†^

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

10.28†^

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

10.35*	CRISPR Therapeutics AG Organizational Rules.

19.1*	CRISPR Therapeutics AG Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

CRISPR Therapeutics AG Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 21, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

CRISPR Therapeutics AG

Date: February 11, 2025	By:	/s/ Samarth Kulkarni
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

Name	Title	Date

/s/ Samarth Kulkarni	Chief Executive Officer, Chairman and Director	February 11, 2025
Samarth Kulkarni	(Principal Executive Officer)

/s/ Raju Prasad	Chief Financial Officer	February 11, 2025
Raju Prasad	(Principal Financial and Accounting Officer)

/s/ Ali Behbahani	Director	February 11, 2025
Ali Behbahani

/s/ Maria Fardis	Director	February 11, 2025
Maria Fardis

/s/ H. Edward Fleming, Jr.	Director	February 11, 2025
H. Edward Fleming, Jr.

/s/ Simeon J. George	Director	February 11, 2025
Simeon J. George

/s/ John Greene	Director	February 11, 2025
John Greene

/s/ Katherine A. High	Director	February 11, 2025
Katherine A. High

/s/ Sandesh Mahatme	Director	February 11, 2025
Sandesh Mahatme

/s/ Christian Rommel	Director	February 11, 2025
Christian Rommel

/s/ Douglas A. Treco	Director	February 11, 2025
Douglas A. Treco

/s/ Raju Prasad	Authorized Representative in the United States	February 11, 2025
Raju Prasad

CRISPR Therapeutics AG

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CRISPR Therapeutics AG (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

As discussed in Note 8 to the consolidated financial statements, the Company has multiple ongoing collaboration agreements which include rights to future payments in excess of $2 billion as of December 31, 2024 that are payable upon the achievement of various developmental, regulatory and commercial milestones related to certain programs under development. These future payments represent variable consideration that is included in the transaction price for these collaboration agreements to the extent that the Company determines it is probable that a significant revenue reversal of cumulative revenue recognized under the contract will not occur. When the Company cannot conclude that it is probable that a significant revenue reversal of cumulative revenue under the contract will not occur, the Company constrains the related variable consideration resulting in its exclusion from the transaction price. The Company’s estimation of variable consideration to be constrained impacts the reported amounts of revenue and deferred revenue within the consolidated financial statements.

In determining the portion of the transaction price to be constrained, management considers the probability and uncertainty of whether the related developmental, regulatory and commercial milestones will be achieved given the nature of clinical development and the stage of the underlying programs. This assessment is performed at each reporting period. In making this evaluation, management considers both internal and external information available including information from industry publications, the stage of development of the underlying programs and other relevant factors. Changes to the constraint of variable consideration can have a material effect on the amount of revenue recognized in the financial reporting period. As a result, auditing the accounting for the application of constraint to variable consideration required auditor judgment.

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

To audit the Company’s judgments related to the application of constraint to variable consideration, we performed audit procedures that included, among others, evaluating the Company’s judgments related to the probability of achieving the related future developmental, regulatory and commercial milestones. To evaluate the Company’s estimated probability of achieving developmental, regulatory and commercial milestones, we considered the nature of clinical development and the stage of development of the underlying programs in relation to relevant external data and assessed the reasonableness of the probabilities of achieving the milestones through inspection of observable third-party information. We also discussed the probability of achieving the milestones in relation to each program’s phase of development with the personnel involved in oversight of the Company’s collaborations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 11, 2025

CRISPR Therapeutics AG

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$298,257	$389,477
Marketable securities	1,605,569	1,304,215
Accounts receivable	25,000	200,000
Prepaid expenses and other current assets	8,306	14,386
Total current assets	1,937,132	1,908,078
Property and equipment, net	134,093	151,945
Marketable securities, non-current	—	1,973
Intangible assets, net	—	16
Restricted cash	11,519	11,591
Operating lease assets	143,461	153,993
Other non-current assets	15,829	1,975
Total assets	$2,242,034	$2,229,571
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,709	$38,147
Accrued expenses	41,072	45,335
Deferred revenue, current	3,845	4,105
Accrued tax liabilities	451	438
Operating lease liabilities	17,288	15,625
Other current liabilities	10,417	5,141
Total current liabilities	87,782	108,791
Deferred revenue, non-current	12,323	14,012
Operating lease liabilities, net of current portion	206,405	223,007
Other non-current liabilities	3,444	958
Total liabilities	309,954	346,768
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 132,477,166 and 126,536,183 shares authorized at December 31, 2024 and December 31, 2023, respectively, 85,912,297 and 80,214,694 shares issued at December 31, 2024 and December 31, 2023, respectively, 85,741,981 and 80,044,378 shares outstanding at December 31, 2024 and December 31, 2023, respectively	2,698	2,497
Treasury shares, at cost, 170,316 shares at December 31, 2024 and at December 31, 2023	(62)	(62)
Additional paid-in capital	3,293,556	2,878,155
Accumulated deficit	(1,365,952)	(999,700)
Accumulated other comprehensive income	1,840	1,913
Total shareholders’ equity	1,932,080	1,882,803
Total liabilities and shareholders’ equity	$2,242,034	$2,229,571

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Collaboration revenue	$35,000	$370,000	$436
Grant revenue	2,314	1,206	762
Total revenue	37,314	371,206	1,198
Operating expenses:
Research and development	320,653	387,332	461,645
General and administrative	72,977	76,162	102,464
Collaboration expense, net	110,250	130,250	110,250
Total operating expenses	503,880	593,744	674,359
Loss from operations	(466,566)	(222,538)	(673,161)
Other income:
Other income, net	103,901	71,816	22,661
Total other income, net	103,901	71,816	22,661
Net loss before income taxes	(362,665)	(150,722)	(650,500)
(Provision) benefit for income taxes	(3,587)	(2,888)	325
Net loss	(366,252)	(153,610)	(650,175)
Foreign currency translation adjustment	(21)	73	(80)
Unrealized (loss) gain on marketable securities	(52)	17,487	(10,500)
Comprehensive loss	$(366,325)	$(136,050)	$(660,755)

Net loss per common share — basic	$(4.34)	$(1.94)	$(8.36)
Basic weighted-average common shares outstanding	84,359,126	79,220,930	77,746,575
Net loss per common share — diluted	$(4.34)	$(1.94)	$(8.36)
Diluted weighted-average common shares outstanding	84,359,126	79,220,930	77,746,575

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data)

	Common Shares		Treasury Shares		Additional
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2021	76,990,066	$2,391	180,316	$(63)	$2,598,114	$(195,915)	$(5,067)	$2,399,460
Issuance of common shares	12,365	—	—	—	970	—	—	970
Vesting of restricted shares	237,932	8	—	—	—	—	—	8
Exercise of vested options, net of issuance costs of $0.9 million	1,235,528	42	—	—	35,771	—	—	35,813
Purchase of common stock under ESPP	36,559	—	—	—	2,036	—	—	2,036
Stock-based compensation expense	—	—	—	—	97,947	—	—	97,947
Other comprehensive loss	—	—	—	—	—	—	(10,580)	(10,580)
Net loss	—	—	—	—	—	(650,175)	—	(650,175)
Balance at December 31, 2022	78,512,450	$2,441	180,316	$(63)	$2,734,838	$(846,090)	$(15,647)	$1,875,479
Issuance of common shares, net of issuance costs of $2.9 million	458,547	15	—	—	32,379	—	—	32,394
Vesting of restricted shares	277,808	10	—	—	—	—	—	10
Exercise of vested options, net of issuance costs of $0.5 million	742,291	31	(10,000)	1	28,071	—	—	28,103
Purchase of common stock under ESPP	53,282	—	—	—	1,839	—	—	1,839
Stock-based compensation expense	—	—	—	—	81,028	—	—	81,028
Other comprehensive income	—	—	—	—	—	—	17,560	17,560
Net loss	—	—	—	—	—	(153,610)	—	(153,610)
Balance at December 31, 2023	80,044,378	$2,497	170,316	$(62)	$2,878,155	$(999,700)	$1,913	$1,882,803
Issuance of common shares, net of issuance costs of $4.0 million	4,309,521	145	—	—	297,557	—	—	297,702
Vesting of restricted shares	450,701	16	—	—	—	—	—	16
Exercise of vested options, net of issuance costs of $0.8 million	900,136	40	—	—	29,539	—	—	29,579
Purchase of common stock under ESPP	37,245	—	—	—	1,738	—	—	1,738
Stock-based compensation expense	—	—	—	—	86,567	—	—	86,567
Other comprehensive loss	—	—	—	—	—	—	(73)	(73)
Net loss	—	—	—	—	—	(366,252)	—	(366,252)
Balance at December 31, 2024	85,741,981	2,698	170,316	(62)	3,293,556	(1,365,952)	1,840	1,932,080

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(366,252)	$(153,610)	$(650,175)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	19,259	19,837	24,172
Stock-based compensation	86,567	81,028	97,947
Other non-cash items, net	(38,618)	(16,545)	12,470
Acquired in-process research and development	—	2,500	—
Changes in:
Accounts receivable	175,000	(200,000)	305
Prepaid expenses and other assets	5,285	23,219	1,598
Accounts payable and accrued expenses	(27,283)	(20,247)	5,164
Deferred revenue	(1,949)	5,794	(1,011)
Operating lease assets and liabilities	(4,407)	(2,461)	15,310
Other liabilities, net	9,624	110	(1,521)
Net cash used in operating activities	(142,774)	(260,375)	(495,741)
Investing activities
Purchase of property, plant and equipment	(1,901)	(9,470)	(37,188)
Purchase of in-process research and development	—	(2,500)	—
Investment in equity securities	(23,183)	—	—
Purchases of marketable debt securities	(1,463,196)	(1,065,911)	(1,417,800)
Maturities of marketable debt securities	1,207,799	1,452,528	1,196,333
Net cash (used in) provided by investing activities	(280,481)	374,647	(258,655)
Financing activities
Proceeds from issuance of common shares, net of issuance costs	300,695	32,721	970
Proceeds from exercise of options and ESPP contributions, net of issuance costs	31,289	29,943	37,622
Net cash provided by financing activities	331,984	62,664	38,592
Effect of exchange rate changes on cash	(21)	73	(80)
(Decrease) increase in cash	(91,292)	177,009	(715,884)
Cash, cash equivalents and restricted cash, beginning of period	401,068	224,060	939,944
Cash, cash equivalents and restricted cash, end of period	$309,776	$401,068	$224,060
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$154	$725	$2,121
Equity issuance costs in accounts payable and accrued expenses	$3,371	$417	$99

Reconciliation to amounts within the consolidated balance sheets	As of December 31,
	2024	2023	2022
Cash and cash equivalents	298,257	389,477	211,885
Prepaid expenses and other current assets	—	—	540
Restricted cash	11,519	11,591	11,635
Total	$309,776	$401,068	$224,060

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Notes to Consolidated Financial Statements

1. Organization and Operations

CRISPR Therapeutics AG (“CRISPR” or the “Company”) was incorporated on October 31, 2013 in Basel, Switzerland. The Company was established to translate CRISPR/Cas9, a genome editing technology, into transformative gene-based medicines for the treatment of serious human diseases. The foundational intellectual property underlying the Company’s operations was licensed to the Company in April 2014. The Company devotes substantially all of its efforts to product research and development activities, initial market development and raising capital. The Company’s principal offices are in Zug, Switzerland, with the U.S. headquarters for research and development in Boston, Massachusetts, additional research and development based in San Francisco, California, and a cell therapy manufacturing facility in Framingham, Massachusetts.

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

The Company had an accumulated deficit of $1,366.0 million as of December 31, 2024 and has financed its operations to date from a series of preferred shares and convertible loan issuances, proceeds obtained from its initial public offering, or IPO, subsequent public offerings of its common shares, at-the-market offerings, as well as upfront fees and milestones received under its collaboration, license and joint venture arrangements. The Company will require additional capital to fund its research and development and ongoing operating expenses.

As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $1,903.8 million. While the Company was in a net income position in certain previous years due to upfront payments associated with the Company's collaborations and license agreements with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex, the Company has a history of recurring losses and expects to continue to incur losses for the foreseeable future. The Company expects its cash and cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twenty-four months.

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries as of December 31, 2024. All intercompany accounts and transactions have been eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. The CODM is the Company's Chief Executive Officer. The Company views its operations as and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Segment information is further described in Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K.

Foreign Currency Translation and Transactions

The majority of the Company’s operations occur in entities that have the U.S. dollar as their functional currency. Non-U.S. dollar denominated functional currency subsidiaries have assets and liabilities translated into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in “Accumulated other comprehensive income" on the Company's consolidated balance sheets. Net foreign currency exchange transaction gains or losses are included in “Other income, net” on the Company’s consolidated statement of operations, the impact of which is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2024 and 2023, the Company had $298.3 million and $389.5 million in cash and cash equivalents, respectively.

Restricted Cash

As of December 31, 2024 and 2023, the Company had $11.5 million and $11.6 million, respectively, in restricted cash representing letters of credit securing the Company’s obligations under certain leased facilities, as well as certain credit card arrangements. The letters of credit are secured by cash held in a restricted depository account and are included in restricted cash in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.

Marketable Securities

As of December 31, 2024 and 2023, the Company had $1,605.6 million and $1,306.2 million, respectively, in marketable securities. The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. The Company classifies marketable securities with a remaining maturity, when purchased, of greater than three months as available-for-sale. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations. Marketable securities in an unrealized loss position for greater than one year with a remaining maturity date greater than one year are classified as non-current assets.

Marketable securities classified as Level 1 within the valuation hierarchy consist of corporate equity securities with quoted prices in active markets. Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. Treasury securities and government agency securities, corporate bonds, commercial paper and prefunded warrants. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to interest expense over the period of the earliest call date, and any discount arising at purchase is accreted to interest income over the life of the instrument. Realized gains and losses on debt securities are determined using the specific identification method and are included in other income, net.

The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASC 326, as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other income, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

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

Items measured at fair value on a recurring basis include marketable securities (see Note 3, Marketable Securities, and Note 4, Fair Value Measurement). The carrying amount of accounts receivable, other receivables, accounts payable and accrued expenses as reported on the consolidated balance sheets as of December 31, 2024 and 2023 approximate fair value, due to the short-term duration of these instruments.

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

Accounts Receivable

The Company's accounts receivable consists primarily of milestones due under its licensing and collaboration agreements accounted for under ASC 606. As of December 31, 2024 and 2023, accounts receivable was $25.0 million and $200.0 million, respectively, related to the achievement of milestones under the Company's license and collaboration agreements with Vertex, as further described in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Vertex is a creditworthy entity that maintains an ongoing relationship with the Company and as such, the Company does not have an allowance for estimated credit losses recorded related to these other receivables.

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as an accounts receivable. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. Contract liabilities, or deferred revenue, primarily relate to contracts where we have received payment, but we have not yet satisfied the related performance obligations. Contract assets are not significant as of December 31, 2024 and 2023. Contract liabilities recorded as deferred revenue as of December 31, 2024 are $12.3 million, which was unchanged from December 31, 2023.

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

Collaboration costs specific to CASGEVY under the Vertex Hemoglobinopathy Agreements accounted for under ASC 808 are presented within “collaboration expense, net” in the consolidated statements of operations and comprehensive loss. Refer to Note 8 to these consolidated financial statements for further discussion on the Vertex Hemoglobinopathy Agreements.

Other Receivables

Amounts due from collaboration partners where activities are accounted for under ASC 808 are considered other receivables and are included within prepaid and other current assets in the consolidated balance sheets. Other receivables consisted of $2.1 million and $6.5 million as of December 31, 2024 and 2023, respectively, and are due from Vertex. Other receivables are recorded at invoiced amounts due under the Vertex Hemoglobinopathy Agreements, as further described in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Vertex is a creditworthy entity that maintains an ongoing relationship with the Company and as such, the Company does not have an allowance for estimated credit losses recorded related to these other receivables.

Research and Development Expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, license and milestone fees, contract services and other related costs. Research and development costs, including up-front fees and milestones paid to collaborators, are also expensed as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants or other clinical trial vendors that perform the activities. The Company recognizes the reimbursement associated with collaborative activities to its collaborative partners, excluding collaboration costs under the Vertex Hemoglobinopathy Agreements accounted for under ASC 808, as a reduction to research and development expense in the period the services are provided. Costs associated with collaborative activities to collaborative partners accounted for under ASC 808 and included in research and development expense was not significant for the years ended December 31, 2024, 2023 and 2022.

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

The Company has elected not to recognize leases with an original term of one year or less on its consolidated balance sheets. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty of renewal.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company does not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Income taxes are further described in Note 14 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss consists of foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options and restricted stock units using the treasury stock method. See Note 12 for further details.

New and Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), or ASU 2023-07. The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 and applied the guidance retrospectively to all periods presented in the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the disclosure requirements related to this new standard.

3. Marketable Securities

A summary of the Company’s cash equivalents and marketable securities as of December 31, 2024 and 2023, which are recorded at fair value (and excludes $193.9 million and $197.8 million of cash at December 31, 2024 and 2023, respectively) is shown below (in thousands):

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$74,155	$—	$—	$74,155
Corporate debt securities	882	—	—	882
Commercial paper	29,271	—	(9)	29,262
Total cash equivalents	104,308	—	(9)	104,299
Marketable securities:
U.S. Treasury securities	5,936	2	—	5,938
Corporate debt securities	1,136,255	3,442	(1,592)	1,138,105
Certificates of deposit	52,372	—	—	52,372
Government-sponsored enterprise securities	266,877	482	(497)	266,862
Commercial paper	127,805	34	(39)	127,800
Total marketable debt securities	1,589,245	3,960	(2,128)	1,591,077
Corporate equity securities	10,387	4,600	(495)	14,492
Total marketable securities	1,599,632	8,560	(2,623)	1,605,569
Total cash equivalents and marketable securities	$1,703,940	$8,560	$(2,632)	$1,709,868

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$185,990	$—	$—	$185,990
U.S. Treasury securities	5,731	—	—	5,731
Total cash equivalents	191,721	—	—	191,721
Marketable securities:
U.S. Treasury securities	22,963	45	—	23,008
Corporate debt securities	883,550	3,367	(1,559)	885,358
Certificates of deposit	47,282	—	—	47,282
Government-sponsored enterprise securities	195,106	377	(352)	195,131
Commercial paper	155,403	32	(26)	155,409
Total marketable securities	1,304,304	3,821	(1,937)	1,306,188
Total cash equivalents and marketable securities	$1,496,025	$3,821	$(1,937)	$1,497,909

As of December 31, 2024 marketable debt securities were in a net unrealized gain position of $1.8 million. As of December 31, 2023, marketable debt securities were in a net unrealized gain position of $1.9 million. The Company has recorded a net unrealized loss of $0.1 million for the year ended December 31, 2024, related to its debt securities. The Company recorded a net unrealized gain of $17.5 million during the year ended December 31, 2023, related to its debt securities. These amounts are included in comprehensive loss on the consolidated statements of operations and comprehensive loss.

As of December 31, 2024 and 2023, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $451.9 million and $463.5 million, respectively. As of December 31, 2024 and 2023, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $31.8 million and $138.4 million, respectively. As of December 31, 2024, no securities in an unrealized loss position for more than twelve months will mature beyond one year. As of December 31, 2023, securities in an unrealized loss position for more than twelve months totaling $2.0 million had maturities beyond one year, which is included in marketable securities, non-current, on the consolidated balance sheet.

As of December 31, 2024 marketable equity securities were in a net unrealized gain position of $4.1 million. The Company has recorded a net unrealized gain of $4.1 million for the year ended December 31, 2024, related to its equity securities. These amounts are included in comprehensive loss on the consolidated statements of operations and comprehensive loss.

The Company determined that there was no material credit risk of the above investments as of December 31, 2024 and 2023. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the years ended December 31, 2024 and 2023. No available-for-sale debt securities held as of December 31, 2024 had remaining maturities greater than thirty months.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at
	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$193,958	$193,958	$—	$—
Money market funds	74,155	74,155	—	—
Corporate debt securities	882	—	882	—
Commercial paper	29,262	—	29,262	—
Marketable securities:
U.S. Treasury securities	5,938	—	5,938	—
Corporate debt securities	1,138,105	—	1,138,105	—
Certificates of deposit	52,372	—	52,372	—
Government-sponsored enterprise securities	266,862	—	266,862	—
Commercial paper	127,800	—	127,800	—
Corporate equity securities	14,492	2,391	12,101	—
Total	$1,903,826	$270,504	$1,633,322	$—

	Fair Value Measurements at
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$197,756	$197,756	$—	$—
Money market funds	185,990	185,990	—	—
U.S. Treasury securities	5,731	—	5,731	—
Marketable securities:
U.S. Treasury securities	23,008	—	23,008	—
Corporate debt securities	885,358	—	885,358	—
Certificates of deposit	47,282	—	47,282	—
Government-sponsored enterprise securities	195,131	—	195,131	—
Commercial paper	155,409	—	155,409	—
Total	$1,695,665	$383,746	$1,311,919	$—

Marketable securities classified as Level 1 within the valuation hierarchy consist of corporate equity securities with quoted prices in active markets. Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. Treasury securities and government agency securities, corporate bonds, commercial paper and warrants to purchase common shares of publicly traded companies. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

5. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2024	2023
Computer equipment	$3,833	$3,739
Furniture, fixtures, and other	8,554	8,109
Laboratory equipment	42,008	41,411
Leasehold improvements	145,852	143,260
Construction work in process	6,118	8,859
Total property and equipment, gross	206,365	205,378
Accumulated Depreciation	(72,272)	(53,433)
Total property and equipment, net	$134,093	$151,945

Depreciation expense for the year ended December 31, 2024, 2023 and 2022 was $19.2 million, $19.8 million, and $24.1 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2024	2023
Payroll and employee-related costs	18,443	$17,347
Research costs	15,549	16,962
Collaboration costs	—	2,395
Licensing fees	1,850	3,143
Professional fees	3,086	2,515
Intellectual property costs	1,513	1,642
Accrued property and equipment	151	630
Other	480	701
Total	$41,072	$45,335

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

The following table summarizes the lease assets and liabilities as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Assets
Operating lease assets	$143,461	$153,993
Total lease assets	143,461	153,993
Liabilities
Current
Operating lease liabilities	17,288	15,625
Non-current
Operating lease liabilities, net of current portion	206,405	223,007
Total lease liabilities	$223,693	$238,632

The following table summarizes operating lease costs included in research and development and general and administrative expense, as well as sublease income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease costs	$24,417	$25,870	$34,896
Short-term lease costs	40	—	824
Variable lease costs	12,364	14,387	11,882
Sublease income	(573)	(137)	—
Net lease cost	$36,248	$40,120	$47,602

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of December 31, 2024 (in thousands):

Total
2025	29,416
2026	29,468
2027	28,704
2028	28,158
2029	27,314
Thereafter	151,570
Total	$294,630
Present value adjustment	(70,937)
Present value of lease liabilities	$223,693

The following table summarizes the lease term (in years) and discount rate for operating leases as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Weighted-average remaining lease term	9.8	10.8
Weighted-average discount rate	5.9%	5.9%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(28,949)	$(27,310)	$(17,004)
Operating lease non-cash items:
Right-of-use assets increased through lease modifications and reassessments	525	2,660	1,208
Right-of-use assets obtained in exchange for operating lease liabilities	243	7,552	—
Leasehold improvements paid directly by landlord	—	—	19,252

8. Significant Contracts

Agreements with Vertex

For purposes of this Note 8 and Note 9, CASGEVY (exagamglogene autotemcel [exa-cel]) is referred to as “CASGEVY”.

2015 collaboration

In 2015, the Company entered into a strategic collaboration, option and license agreement, or the 2015 Collaboration Agreement, with Vertex. The 2015 Collaboration Agreement is focused on the use of the Company’s CRISPR/Cas9 gene editing technology to discover and develop potential new treatments aimed at the underlying genetic causes of human disease. The Company and Vertex amended the 2015 Collaboration Agreement in 2017 and 2019 with Amendment No. 1 and Amendment No. 2, respectively, namely to clarify Vertex’s option rights under the 2015 Collaboration Agreement and to modify certain definitions and provisions of the 2015 Collaboration Agreement to make them consistent with the JDA (as defined below) and a strategic collaboration and license agreement from 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy and myotonic dystrophy Type 1. In 2017, Vertex exercised an option granted to it under the 2015 Collaboration Agreement to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets, and in 2019, Vertex exercised the remaining options granted to it under the 2015 Collaboration Agreement to exclusively license certain collaboration targets developed under the 2015 Collaboration Agreement.

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

In connection with the closing of the transaction contemplated by the A&R Vertex JDCA, the Company received a $900.0 million up-front payment from Vertex. Additionally, in December 2023, the Company and Vertex received approval of CASGEVY by the U.S. Food and Drug Administration, or the FDA. The FDA’s approval of CASGEVY triggered Vertex’s obligation to make a $200.0 million milestone payment to the Company.

Letter Agreement

In May 2024, Vertex and the Company entered into a letter agreement, or the Letter Agreement, with respect to the priority review voucher issued by the FDA to Vertex as the sponsor of the rare pediatric disease product application for CASGEVY. Vertex and the Company agreed that if Vertex utilizes or transfers the priority review voucher prior to the first calendar year in which the CASGEVY program generates a net profit, Vertex will pay the Company $43.0 million or an amount equal to 42% of the net proceeds from such transfer, as applicable. If the CASGEVY program begins generating calendar-year net profits prior to such utilization or transfer, Vertex will instead pay the Company up to $43.0 million, set-off by deductions Vertex would otherwise be eligible to take against the CASGEVY program's net profits due to the Company related to amounts deferred previously by the Company.

Collaboration in the field of diabetes

In 2021, the Company and ViaCyte, Inc., or ViaCyte, entered into a joint development and commercialization agreement, or the ViaCyte JDCA, to jointly develop and commercialize product candidates and shared products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. In the third quarter of 2022, Vertex acquired ViaCyte, and ViaCyte became a wholly-owned subsidiary of Vertex. In March 2023, (1) the Company and ViaCyte entered into an amendment to the ViaCyte JDCA, or the ViaCyte JDCA Amendment, and adjusted certain rights and obligations of the Company and ViaCyte under the ViaCyte JDCA, and (2) the Company and Vertex entered into a non-exclusive license agreement, or the Non-Ex License Agreement, pursuant to which the Company agreed to license to Vertex, on a non-exclusive basis, certain of its gene editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. Subsequently, ViaCyte elected to opt-out of the ViaCyte JDCA. Per the opt-out terms, the on-going collaboration assets are now wholly owned by the Company, subject to a royalty on future sales owed to ViaCyte. The opt-out became effective in February 2024.

In connection with entering into the Non-Ex License Agreement in 2023, the Company received a $100.0 million up front payment from Vertex and subsequently received a $70.0 million research milestone achieved in the second quarter of 2023. In 2024, the Company received a $10.0 million research milestone achieved in the fourth quarter of 2024 and recorded a receivable of $25.0 million as of December 31, 2024 related to an additional research milestone achieved under the Non-Ex License Agreement in the fourth quarter of 2024. The Company is eligible to receive additional milestone payments under the Non-Ex License Agreement of $125.0 million in aggregate, which are dependent on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Accounting Analysis

For purposes of this Note 8, the 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, A&R Vertex JDCA, and Amendment No. 1 to the A&R Vertex JDCA are collectively referred to as the “Vertex Hemoglobinopathy Agreements” and the Non-Ex License Agreement and ViaCyte JDCA Amendment are collectively referred to as the “March 2023 Diabetes Agreements.”

The Vertex Hemoglobinopathy Agreements and the March 2023 Diabetes Agreements include components of a customer-vendor relationship as defined under ASC 606, collaborative arrangements as defined under ASC 808, Collaborative Agreements, or ASC 808, and research and development costs as defined under ASC 730, Research and Development, or ASC 730. Specifically, with regards to the March 2023 Diabetes Agreements, the Company concluded that the non-exclusive license is a performance obligation under ASC 606 and the ongoing research and development services under the ViaCyte JDCA Amendment are a unit of account under ASC 808.

The Company has determined that recognition criteria for the Letter Agreement has not been met and will not be met until the priority review voucher is (i) utilized or (ii) there is sufficient profitability such that Vertex is obligated to pay the Company under the Letter Agreement.

Accounting Analysis Under ASC 606

March 2023 Diabetes Agreements

Identification of the Contract

The March 2023 Diabetes Agreements were negotiated as a package with a single commercial objective and, as such, the March 2023 Diabetes Agreements were combined for accounting purposes and treated as a single arrangement. The Company determined for accounting purposes that the combined contract terminated the original ViaCyte JDCA and created a new contract.

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

In the second quarter of 2023, the Company adjusted the transaction price to include $70.0 million in previously constrained variable consideration related to a research milestone which was achieved in the second quarter of 2023. In the fourth quarter of 2024, the Company adjusted the transaction price to include $35.0 million in previously constrained variable considerations related to two research milestones that were achieved in the fourth quarter of 2024. The Company determined that all other possible variable consideration resulting from milestones and royalties discussed below was fully constrained as of December 31, 2024. The Company will re-evaluate the transaction price in each reporting period.

Allocation of Transaction Price to Performance Obligations

The Company identified one performance obligation for the March 2023 Diabetes Agreements and, as a result, no allocation of the transaction price was required.

Recognition of Revenue

The Company determined the non-exclusive license, including certain modified rights and obligations provided as part of the ViaCyte JDCA Amendment to support the delivery of the license, represented functional intellectual property, as the intellectual property provides Vertex with the ability to perform a function or task in the form of research and development in the field of diabetes. In 2023, the Company recognized revenue of $100.0 million for the non-exclusive license at the onset of the arrangement, as this was the point in time in which the non-exclusive license was delivered, as well as revenue of $70.0 million from previously constrained variable consideration related to a research milestone achieved in the second quarter of 2023. Revenue recognized under the March 2023 Diabetes Agreements for the year ended December 31, 2023 was $170.0 million.

Revenue recognized under the March 2023 Diabetes Agreements for year ended December 31, 2024 was $35.0 million and related to previously constrained variable consideration related to two research milestones achieved during the fourth quarter of 2024.

Milestones under the Non-Ex License Agreement

As of December 31, 2024, the Company is eligible to receive potential future milestone payments from Vertex of up to $125.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of December 31, 2024. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting for the Vertex Hemoglobinopathy Agreements

Recognition of Revenue

Revenue recognized under the Vertex Hemoglobinopathy Agreements for the year ended December 31, 2023 was $200.0 million of previously constrained variable consideration related to a milestone that was achieved upon approval of CASGEVY by the Food and Drug Administration, or FDA, in December 2023. No revenue was recognized under the Vertex Hemoglobinopathy Agreements for the year ended December 31, 2024.

Deferred Revenue

As of December 31, 2024 and 2023 there was no current deferred revenue related to the Vertex Hemoglobinopathy Agreements. As of December 31, 2024 and 2023, there was $12.3 million of non-current deferred revenue related to the Vertex Hemoglobinopathy Agreements. The transaction price allocated to the remaining performance obligations was $12.3 million.

Milestones under the Vertex Hemoglobinopathy Agreements

The Company has evaluated the milestones that may be received in connection with the Vertex Hemoglobinopathy Agreements.

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

The Company is eligible to receive potential future payments of up to $775.0 million under a strategic collaboration and license agreement from 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy and myotonic dystrophy Type 1. The Company is also eligible to receive tiered royalties on future net sales on any products that may result from this collaboration; however, the Company has the option to forego the DM1 milestones and royalties to co-develop and co-commercialize all DM1 products globally.

The Company has the option to conduct research at its own cost in certain defined areas. If such research is beneficial to the CASGEVY program and CASGEVY ultimately achieves regulatory approval in such areas, the Company could be entitled to receive from Vertex certain milestone payments aggregating to high eight digits.

Each of the remaining milestones described above are fully constrained as of December 31, 2024. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

Vertex Hemoglobinopathy Agreements

In connection with the Vertex Hemoglobinopathy Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to CASGEVY under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing is included within collaboration expense, net, in the consolidated statements of operations and comprehensive loss.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $110.3 million, $130.3 million and $110.3 million of collaboration expense, net, related to the CASGEVY program, respectively. Collaboration expense, net, during the years ended December 31, 2024, 2023 and 2022 was net of $3.2 million, $18.0 million and $37.8 million of reimbursements from Vertex related to the CASGEVY program, respectively.

Under the A&R Vertex JDCA, the Company has an option to defer its portion of specified costs on the CASGEVY program in excess of $110.3 million for the years ended December 31, 2022, 2023 and 2024. Additionally, the Company is permitted, under certain specified circumstances as set forth in Amendment No. 1 to the A&R Vertex JDCA, to adjust the timing of and portion of the Company's share of costs it is permitted to defer. The $110.3 million does not include a $20.0 million payment to Vertex recognized in the fourth quarter of 2023 and paid in the first quarter of 2024 in connection with Amendment No. 1 to the A&R Vertex JDCA. In 2024, 2023 and 2022, the Company exercised its option to defer specified costs on the CASGEVY program in excess of the deferral limit under A&R Vertex JDCA, as amended, which is further described in Note 9 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

In connection with these agreements, on a product-by-product basis, the counterparties are eligible to receive up to low eight-digit potential payments upon specified research, development and regulatory milestones. In addition, on a product-by-product basis, the counterparties are eligible to receive potential commercial milestone payments based on specified annual sales thresholds. The potential payments are low-single digit percentages of the specified annual sales thresholds. The counterparties are also eligible to receive low single-digit royalties on future net sales.

Under certain circumstances and if certain contingent future events occur, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement (as such term is defined in Note 8 above). In addition, Vertex has the option to conduct research at its own cost in certain defined areas that, if beneficial to the CASGEVY program and ultimately achieves regulatory approval, could result in the Company owing Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the CASGEVY program.

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

In 2024, 2023 and 2022, the Company exercised its option to defer specified costs on the CASGEVY program in excess of the deferral limit under A&R Vertex JDCA, as amended, resulting in deferred costs of $102.8 million, $80.9 million and $36.1 million, respectively. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be recognized by us when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of December 31, 2024, no contingent payments have been accrued to date. The Company's arrangements with Vertex are further described in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, the Company’s intellectual property estate (including certain in-licensed intellectual property), commercial arrangements and other matters. Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office, the European Patent Office and patent offices in other countries involving the Company’s intellectual property estate including certain in-licensed intellectual property. The outcome of any of the foregoing is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of Company’s management and other resources that would otherwise be engaged in other activities. If the Company is unable to prevail in any such proceedings, the Company’s business, results of operations, liquidity and financial condition could be adversely affected.

10. Share Capital

All of the Company's common shares are issued under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements.

As of December 31, 2024, the Company's share capital consists of 88,517,810 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments and 20,925,932 registered common shares reserved for the Company's employee equity incentive plans. In addition, our board of directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiration of the capital band if earlier, up to an upper limit of CHF 3,100,452.06 by issuing a corresponding number of registered shares with a nominal value of CHF 0.03 each to be fully paid in. As of December 31, 2024, the number of shares that may be issued under the capital band is 14,830,592 registered common shares.

Common Share Issuances

At-the-Market Offerings

In August 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which the Company was able to offer and sell, from time to time at its sole discretion through Jefferies, as its sales agent, its common shares, or the August 2019 Sales Agreement.

In January 2021, in connection with the August 2019 Sales Agreement, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission, or SEC, to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million. In August 2024, the Company filed a new prospectus supplement with the SEC, which replaced the previous prospectus supplements filed in January 2021 and July 2021, respectively, to offer and sell, from time to time, the common shares remaining under the original prospectus supplement and July 2021 prospectus supplement having aggregate gross proceeds of up to $378.6 million, or, together with the January 2021 prospectus supplement and July 2021 prospectus supplement, the 2021 ATM.

In 2022, the sale of common shares pursuant to the 2021 ATM was not significant.

In 2023, the Company issued and sold 0.5 million common shares at an average price of $72.32 per share for aggregate proceeds of $32.7 million, which were net of equity issuance costs of $0.4 million. An additional $0.3 million of stamp taxes related to this amount was paid in 2023.

In 2024, the Company issued and sold 0.4 million common shares at an average price of $55.81 per share for aggregate proceeds of $21.7 million, which were net of equity issuance costs of $0.3 million. An additional $0.2 million of stamp taxes related to this amount was paid in 2024.

As of December 31, 2024, common shares having aggregate gross proceeds up to $363.7 million remain under the 2021 ATM, and the Company has issued and sold an aggregate of 1.9 million common shares at an average price of $122.73 per share for aggregate proceeds of $233.2 million, which were net of equity issuance costs of $3.1 million, excluding stamp tax.

Additional Financings

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

Dividends

The holders of common shares are entitled to receive dividends, if and when resolved upon by the general meeting of shareholders based on a respective proposal by our board of directors and provided that the Company disposes of sufficient freely distributable reserves. As of December 31, 2024, no dividends have been declared or paid since the Company’s inception.

Liquidation

The holders of the common shares are entitled to share ratably in the Company’s assets available for distribution to shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event.

11. Equity-based Compensation

Option and Grant Plans

In April 2015, the Company’s shareholders approved the 2015 Stock Option and Grant Plan, or the 2015 Plan, and in July 2016, the Company’s shareholders approved the 2016 Stock Option and Incentive Plan, or the 2016 Plan. In May 2018, the Company’s shareholders approved the 2018 Stock Option and Incentive Plan, or the 2018 Plan (collectively, the “Plans”). Subsequent to the IPO, no further options were granted under the 2015 Plan. The Plans provide for the issuance of equity awards in the form of restricted shares, options to purchase common shares which may constitute incentive stock options, or ISOs, or non-statutory stock options, or NSOs, unrestricted stock unit grants, and qualified performance and market-based awards to eligible employees, officers, directors, non-employee consultants and other key personnel. Terms of the equity awards, including vesting requirements, are determined by our board of directors, subject to the provisions of the Plans. Options granted by the Company typically vest over four years and have a contractual life of ten years. Restricted stock unit grants typically vest over two to four years. At December 31, 2024, the Company had 29,405,365 common shares authorized for issuance under the 2018 Plan and 9,536,673 common shares available for future grant under the 2018 Plan.

Equity-Based Compensation Expense

The Company recognized stock-based compensation expense totaling $86.6 million, $81.0 million, and $97.9 million during the years ended December 31, 2024, 2023 and 2022, respectively. Stock‑based compensation expense by classification within the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Research and development	$47,944	$46,356	$53,956
General and administrative	38,623	34,672	43,991
Total	$86,567	$81,028	$97,947

As of December 31, 2024, there was $81.4 million and $95.5 million of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, that is expected to be recognized over a weighted-average period of 2.6 and 2.8 years, respectively.

Stock Options

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2024	2023	2022
Options granted	1,566,536	1,860,485	1,492,589
Weighted-average exercise price	$62.40	$45.47	$60.19
Weighted-average grant date fair value	$38.63	$28.39	$38.54
Assumptions:
Expected volatility	63.9%	65.1%	70.2%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	4.2%	4.1%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes stock option activity under the Company’s equity award plans (intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	7,204,372	$55.05	6.7	$115,681
Granted	1,566,536	62.40
Exercised	(900,136)	33.80
Cancelled or forfeited	(581,889)	69.92
Outstanding at December 31, 2024	7,288,883	$58.07	6.6	$14,050
Exercisable at December 31, 2024	4,851,838	$58.64	5.5	$14,050
Vested and expected to vest at December 31, 2024	7,288,883	$58.07	6.6	$14,050

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2024, 2023 and 2022 was $32.2 million, $13.9 million, and $40.8 million, respectively.

As of December 31, 2024, options to purchase 1,085,467 common shares subject to performance-based vesting conditions were vested, as performance conditions were satisfied in prior years, and there were no options to purchase common shares subject to performance-based vesting conditions outstanding. Activity related to stock options subject to performance-based vesting conditions is included in the table above.

As of December 31, 2024, options to purchase 150,000 common shares subject to market-based vesting conditions were vested, as market conditions were satisfied in prior years. 100,000 options to purchase common shares subject to market-based vesting conditions were outstanding as of December 31, 2024.

The Company did not grant stock options subject to performance-based or market-based vesting conditions during 2024, 2023, and 2022.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2023	1,781,415	$61.00
Granted	1,284,894	60.26
Vested	(450,701)	70.13
Cancelled or forfeited	(217,965)	57.41
Unvested balance at December 31, 2024	2,397,643	$59.21

During the years ended December 31, 2024, 2023 and 2022, the total fair value of restricted stock units vested was $30.0 million, $14.1 million, and $14.3 million, respectively.

During 2022, the Company granted 150,000 performance stock units with market-based vesting conditions in which the recipient is eligible to receive between zero and 150,000 common shares at the end of a three-year service period based upon achieving a specified average stock price. Expense for these awards is being recognized over the requisite service period. As of December 31, 2024, 150,000 of the performance stock units were unvested. Activity related to stock units subject to market-based vesting conditions is included in the table above.

The Company did not grant restricted stock units subject to performance-based or market-based vesting conditions during 2024 and 2023.

Employee Stock Purchase Plan

On July 19, 2016, our board of directors adopted its 2016 Employee Stock Purchase Plan, or the ESPP Plan, which was subsequently approved by its shareholders and became effective on October 19, 2016. The ESPP Plan authorizes the initial issuance of up to a total of 413,226 shares of the Company’s common stock to participating employees. The Company activated its ESPP Plan on January 1, 2020. The Company issued 37,245, 53,282, and 36,559 shares under the ESPP Plan during the years ended December 31, 2024, 2023 and 2022, respectively.

12. Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period using the treasury stock method. For purposes of the diluted net loss per share calculation, stock options, unvested restricted common shares and ESPP shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company's net loss. The Company’s net loss is net loss attributable to common shareholders for all periods presented.

The Company did not include the securities in the following table in the computation of the net loss per share calculations for the years ended December 31, 2024, 2023 and 2022 because the effect would have been anti-dilutive during each period:

	Year ended December 31,
	2024	2023	2022
Outstanding options	7,288,883	7,204,372	7,230,233
Unvested restricted common shares	2,397,643	1,781,415	1,325,185
ESPP	19,522	16,026	19,105
Total	9,706,048	9,001,813	8,574,523

13. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code, or the “401(k) Plan”, in November 2016. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company contributed $2.7 million, $3.0 million, and $3.2 million to the 401(k) Plan for the years ended December 31, 2024, 2023 and 2022, respectively.

14. Income Taxes

The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions for the foreign parent and where foreign subsidiaries have been established.

Net loss before taxes

For the years ended December 31, 2024, 2023 and 2022, the net loss before income taxes consist of the following (in thousands):

Years Ended December 31,
2024	2023	2022

Domestic	$41,232	$30,357	$1,321
Foreign	(403,897)	(181,079)	(651,821)
Total	$(362,665)	$(150,722)	$(650,500)

The (provision) benefit for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$(2,592)	$(2,318)	$(444)
State	(1,479)	(994)	(241)
Foreign	—	—	—
Total current income taxes	(4,071)	(3,312)	(685)
Deferred income taxes:
Federal	$492	424	1,010
State	(8)	—	—
Foreign	—	—	—
Total deferred income taxes	484	424	1,010
Total income tax (provision) benefit	$(3,587)	$(2,888)	$325

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
Income tax expense at statutory rate	11.9%	11.9%	11.9%
State income tax, net of federal benefit	1.1%	2.3%	1.2%
Nondeductible expenses	0.0%	(0.2)%	(0.2)%
Foreign rate differential	(1.0)%	(2.1)%	(0.1%)
Statutory to U.S. GAAP permanent differences	0.0%	0.0%	0.0%
Stock-based compensation	(0.4)%	(4.0%)	(0.2)%
Impact of deferred rate change	(0.1)%	0.1%	(0.1)%
Research credits	2.7%	8.2%	3.3%
Change in valuation allowance	(15.2)%	(17.2)%	(15.8)%
Other Rate Items	0.0%	(0.9)%	0.0%
Effective income tax rate	(1.0%)	(1.9%)	—

The federal statutory rate reflects the Switzerland mixed company service rate.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$178,061	$133,384
Accruals and reserves	4,479	4,485
Operating lease liabilities	60,570	65,177
Other deferred tax assets	17,809	15,987
Stock-based compensation	20,553	18,346
Research credit	74,012	70,404
Total deferred tax assets	355,484	307,783
Less valuation allowance	(282,739)	(227,615)
Net deferred tax assets	72,745	80,168
Deferred tax liabilities:
Depreciation	(34,078)	(38,725)
Operating lease assets	(38,845)	(42,058)
Intangible assets	—	(4)

Other deferred tax liabilities	(36)	—
Total deferred tax liabilities	(72,959)	(80,787)
Long term deferred taxes	$(214)	$(619)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of worldwide operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its U.S. and non-U.S. deferred tax assets will not be realized. Accordingly, as of December 31, 2024 and 2023, the Company has provided a full valuation allowance against its net deferred tax assets in Switzerland and the United Kingdom. The Company has also provided a valuation allowance against the U.S. deferred tax assets that cannot be realized by existing deferred tax liabilities based upon when they are scheduled to reverse. The valuation allowance increased by $55.1 million during 2024, which is primarily attributable to increase in net operating loss carryforwards as a result of current year net loss.

As of December 31, 2024, the Company had no available U.S. federal net operating loss carryforwards. As of December 31, 2024, the Company had available non-U.S. net operating loss carryforwards of $2,982.0 million of which $1,489.7 million relate to Switzerland, $1,489.7 million relate to the Canton of Zug, and $2.6 million relate to the Company’s wholly-owned subsidiary in the United Kingdom. The net operating losses generated in Switzerland and the Canton of Zug begin to expire in 2027 and the net operating losses generated in the United Kingdom can be carried forward indefinitely.

As of December 31, 2024, the Company had U.S. domestic federal research and development credit carryforwards of $29.8 million that begin to expire in 2040 for federal purposes, which are net of uncertain tax positions of $22.3 million. As of December 31, 2024, the Company had U.S. domestic federal orphan drug credit carryforwards of $27.0 million which begin to expire in 2040 for federal purposes, which are net of uncertain tax positions of $11.5 million. As of December 31, 2024, the Company had U.S. domestic state research and development credit carryforwards of $21.8 million which begin to expire in 2035, which are net of uncertain tax positions of $14.5 million.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2024, the Company had gross unrecognized tax benefits of $50.0 million of which $45.6 million would favorably impact the effective tax rate if recognized. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, interest and penalties recognized in the Company's financial statements related to uncertain tax positions were not material. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate changes in gross unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$44,148	$34,536	$21,395
Increases for tax positions taken during current period	5,777	9,703	10,439
Increases for tax positions taken in prior periods	34	—	2,702
Decreases for tax positions taken during current period	—	—	—
Decreases for tax positions taken in prior periods	—	(91)	—
Balance at end of year	$49,959	$44,148	$34,536

The Company files income tax returns in the U.S. federal jurisdiction, Massachusetts, California and certain non-U.S. jurisdictions. The Company is subject to U.S. federal, Massachusetts, California and non-U.S. income tax examinations by authorities for tax years ending after December 31, 2020. Research credits generated in prior tax years that are closed for examination may still be adjusted upon future examination if they have or will be used in a future period. The Company is subject to income tax examinations by authorities in its non-U.S. jurisdictions for all years.

15. Segment Information

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. The Company's chief operating decision maker, or CODM, is the chief executive officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

The CODM uses consolidated net loss to evaluate the Company's spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization.

Factors used in determining the reportable segment include the nature of the Company's operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 2 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Revenue[1]:
Collaboration revenue	$35,000	$370,000	$436
Grant revenue	2,314	1,206	762
Less[2]:
Research and development expense[3]	262,427	330,121	397,067
General and administrative expense[4]	25,453	32,589	45,012
Collaboration expense, net	110,250	130,250	110,250
Stock-based compensation expense	86,567	81,028	97,947
Depreciation expense	19,183	19,756	24,083
Other income, net[5]	(103,901)	(71,816)	(22,661)
Provision (benefit) for income taxes	3,587	2,888	(325)
Segment net income	(366,252)	(153,610)	(650,175)
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—	—
Consolidated net loss	(366,252)	(153,610)	(650,175)

(1) Collaboration revenue for the years ended December 31, 2024, 2023 and 2022 is related to our license agreements and collaborations with Vertex, as further described in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Collaboration revenue is attributed to the CRISPR Therapeutics AG entity, which is domiciled in Switzerland.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Research and development expense for the years ended December 31, 2024, 2023 and 2022 is net of $47.9 million, $46.4 million, and $54.0 million of stock-based compensation expense, respectively, and $10.3 million, $10.9 million, and $10.6 million of depreciation expense, respectively. For the year ended December 31, 2024, the Company recorded a non-cash adjustment of $4.8 million related to an option expiration which was recognized as a benefit to research and development expense.

(4) General and administrative expense for the years ended December 31, 2024, 2023 and 2022 is net of $38.6 million, $34.7 million, and $44.0 million of stock-based compensation expense, respectively, and $8.9 million, $8.9 million, and $13.5 million of depreciation expense, respectively.

(5) Other income, net, consists primarily of interest income on investments, as further described in Note 3 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K. For the years ended December 31, 2024, 2023 and 2022, the Company recognized interest income of $104.3 million, $76.4 million, and $23.3 million, respectively.