Form 10-Q
period 2025-03-31
CRISPR Therapeutics AG
filed 2025-05-06
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025, there were 86,363,684 shares of registrant’s common shares outstanding.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “CRISPR,” “CRISPR Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to CRISPR Therapeutics AG and its consolidated subsidiaries; “our board of directors” refers to the board of directors of CRISPR Therapeutics AG; and we generally refer to CASGEVY® (exagamglogene autotemcel [exa-cel]), as “CASGEVY”.

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
•
the therapeutic value, development, and commercial potential of gene editing technologies and therapies, including CRISPR/Cas9, as well as other technologies we develop; and
•
the volatility of capital markets and unfavorable macroeconomic conditions resulting from factors including rising inflation, international tariffs, interest rate and currency rate fluctuations, economic sanctions and economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 11, 2025, and in other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Such forward-looking statements speak only as of the date of this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$235,184	$298,257
Marketable securities	1,620,101	1,605,569
Accounts receivable	—	25,000
Prepaid expenses and other current assets	12,326	8,306
Total current assets	1,867,611	1,937,132
Property and equipment, net	129,426	134,093
Restricted cash	8,006	11,519
Operating lease assets	140,277	143,461
Other non-current assets	20,782	15,829
Total assets	$2,166,102	$2,242,034
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,064	$14,709
Accrued expenses	84,615	41,072
Deferred revenue, current	3,021	3,845
Accrued tax liabilities	1,241	451
Operating lease liabilities	17,506	17,288
Other current liabilities	—	10,417
Total current liabilities	119,447	87,782
Deferred revenue, non-current	12,323	12,323
Operating lease liabilities, net of current portion	201,852	206,405
Other non-current liabilities	3,320	3,444
Total liabilities	336,942	309,954
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 132,477,166 shares authorized at March 31, 2025 and at December 31, 2024, 86,531,240 and 85,912,297 shares issued at March 31, 2025 and December 31, 2024, respectively, 86,360,924 and 85,741,981 shares outstanding at March 31, 2025 and December 31, 2024, respectively	2,721	2,698
Treasury shares, at cost, 170,316 shares at March 31, 2025 and at December 31, 2024	(62)	(62)
Additional paid-in capital	3,324,314	3,293,556
Accumulated deficit	(1,501,948)	(1,365,952)
Accumulated other comprehensive income	4,135	1,840
Total shareholders' equity	1,829,160	1,932,080
Total liabilities and shareholders’ equity	$2,166,102	$2,242,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Collaboration revenue	$—	$—
Grant revenue	865	504
Total revenue	865	504
Operating expenses:
Research and development	72,484	76,172
General and administrative	19,296	17,953
Collaboration expense, net	57,509	46,966
Total operating expenses	149,289	141,091
Loss from operations	(148,424)	(140,587)
Other income:
Other income, net	13,537	24,720
Total other income, net	13,537	24,720
Net loss before income taxes	(134,887)	(115,867)
Provision for income taxes	(1,109)	(724)
Net loss	(135,996)	(116,591)
Foreign currency translation adjustment	41	(11)
Unrealized gain (loss) on marketable securities	2,254	(3,454)
Comprehensive loss	$(133,701)	$(120,056)

Net loss per common share — basic	$(1.58)	$(1.43)
Basic weighted-average common shares outstanding	85,938,720	81,794,630
Net loss per common share — diluted	$(1.58)	$(1.43)
Diluted weighted-average common shares outstanding	85,938,720	81,794,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	80,044,378	$2,497	170,316	$(62)	$2,878,155	$(999,700)	$1,913	$1,882,803
Issuance of common stock, net of issuance costs of $3.8 million	3,929,610	132	—	—	277,015	—	—	277,147
Vesting of restricted shares	214,913	7	—	—	—	—	—	7
Exercise of vested options, net of issuance costs of $0.6 million	632,683	22	—	—	23,844	—	—	23,866
Purchase of common stock under ESPP	16,026	—	—	—	764	—	—	764
Stock-based compensation expense	—	—	—	—	19,405	—	—	19,405
Other comprehensive loss	—	—	—	—	—	—	(3,465)	(3,465)
Net loss	—	—	—	—	—	(116,591)	—	(116,591)
Balance at March 31, 2024	84,837,610	$2,658	170,316	$(62)	$3,199,183	$(1,116,291)	$(1,552)	$2,083,936

Balance at December 31, 2024	85,741,981	$2,698	170,316	$(62)	$3,293,556	$(1,365,952)	$1,840	$1,932,080
Issuance of common stock, net of issuance costs of $0.1 million	162,482	5	—	—	8,632	—	—	8,637
Vesting of restricted shares	396,943	15	—	—	—	—	—	15
Exercise of vested options, net of issuance costs of $0.2 million	39,996	3	—	—	1,261	—	—	1,264
Purchase of common stock under ESPP	19,522	—	—	—	653	—	—	653
Stock-based compensation expense	—	—	—	—	20,212	—	—	20,212
Other comprehensive income	—	—	—	—	—	—	2,295	2,295
Net loss	—	—	—	—	—	(135,996)	—	(135,996)
Balance at March 31, 2025	86,360,924	$2,721	170,316	$(62)	$3,324,314	$(1,501,948)	$4,135	$1,829,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(135,996)	$(116,591)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4,736	4,833
Equity-based compensation	20,212	19,405
Other non-cash items, net	2,253	(8,385)
Changes in:
Accounts receivable	25,000	200,000
Prepaid expenses and other assets	(634)	2,949
Accounts payable and accrued expenses	42,998	9,443
Deferred revenue	(824)	(504)
Operating lease assets and liabilities	(1,151)	(966)
Other liabilities, net	(10,541)	(432)
Net cash (used in) provided by operating activities	(53,947)	109,752
Investing activities:
Purchase of property, plant and equipment	(206)	(721)
Investment in equity securities	(5,000)	(7,500)
Purchases of marketable securities	(200,730)	(326,915)
Maturities of marketable securities	186,181	237,336
Net cash used in investing activities	(19,755)	(97,800)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	8,516	280,745
Proceeds from exercise of options and ESPP contributions, net of issuance costs	2,072	25,189
Net cash provided by financing activities	10,588	305,934
Effect of exchange rate changes on cash	41	(11)
(Decrease) increase in cash	(63,073)	317,875
Cash, cash equivalents and restricted cash, beginning of period	309,776	401,068
Cash, cash equivalents and restricted cash, end of period	$246,703	$718,943
Supplemental disclosure of non-cash investing and financing activities
Equity issuance costs in accounts payable, accrued expenses, and other long-term liabilities	$3,219	$4,522

	As of March 31,
Reconciliation to amounts within the condensed consolidated balance sheets	2025	2024
Cash and cash equivalents	$235,184	$707,427
Prepaid expenses and other current assets	3,513	—
Restricted cash	8,006	11,516
Cash, cash equivalents and restricted cash at end of period	$246,703	$718,943

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three-month interim periods ended March 31, 2025 and 2024.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, which are contained in the 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 11, 2025.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 11, 2025, with the exception of changes to the below policy.

Collaboration Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC, Accounting Standards Codification, or ASC, 808, Collaborative Agreements, or ASC 808. Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements.

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

Collaboration costs specific to the Vertex Hemoglobinopathy Agreements (as defined in Note 6) accounted for under ASC 808 are presented within “collaboration expense, net” in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 6 to these condensed consolidated financial statements for further discussion on the Vertex Hemoglobinopathy Agreements.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Improvements to Income Tax Disclosures, which requires entities, on an annual basis, to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted ASU 2023-09 and is currently evaluating the guidance, which is expected to only impact annual disclosures with no impact to the Company’s results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at March 31, 2025 and December 31, 2024 (in thousands), which are recorded at fair value. The table below excludes $137.7 million and $193.9 million of cash at March 31, 2025 and December 31, 2024, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Cash equivalents:
Money market funds	$66,748	$—	$—	$66,748
Commercial paper	23,475	—	(2)	23,473
Corporate debt securities	914	—	—	914
U.S. Treasury securities	6,339	—	—	6,339
Total cash equivalents	97,476	—	(2)	97,474
Marketable securities:
Corporate debt securities	1,141,075	4,263	(614)	1,144,724
Certificates of deposit	107,242	—	—	107,242
Government-sponsored enterprise securities	269,836	596	(176)	270,256
Commercial paper	91,587	21	(4)	91,604
Total marketable debt securities	1,609,740	4,880	(794)	1,613,826
Corporate equity securities	10,387	—	(4,112)	6,275
Total marketable securities	1,620,127	4,880	(4,906)	1,620,101
Total cash equivalents and marketable securities	$1,717,603	$4,880	$(4,908)	$1,717,575
December 31, 2024
Cash equivalents:
Money market funds	$74,155	$—	$—	$74,155
Corporate debt securities	882	—	—	882
Commercial paper	29,271	—	(9)	29,262
Total cash equivalents	104,308	—	(9)	104,299
Marketable securities:
U.S. Treasury securities	5,936	2	—	5,938
Corporate debt securities	1,136,255	3,442	(1,592)	1,138,105
Certificates of deposit	52,372	—	—	52,372
Government-sponsored enterprise securities	266,877	482	(497)	266,862
Commercial paper	127,805	34	(39)	127,800
Total marketable debt securities	1,589,245	3,960	(2,128)	1,591,077
Corporate equity securities	10,387	4,600	(495)	14,492
Total marketable securities	1,599,632	8,560	(2,623)	1,605,569
Total cash equivalents and marketable securities	$1,703,940	$8,560	$(2,632)	$1,709,868

As of March 31, 2025, marketable debt securities were in a net unrealized gain position of $4.1 million. As of December 31, 2024, marketable debt securities were in a net unrealized gain position of $1.8 million. The Company has recorded a net unrealized gain of $2.3 million and a net unrealized loss of $3.5 million during the three months ended March 31, 2025 and 2024, respectively, related to its debt securities, which is included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2025 and December 31, 2024, the aggregate fair value of marketable securities that were in an unrealized loss position for less than twelve months was $288.8 million and $451.9 million, respectively. As of March 31, 2025 and December 31, 2024, the aggregate fair value of marketable securities that were in an unrealized loss position for more than twelve months was $3.5 million and $31.8 million, respectively. As of March 31, 2025, no securities in an unrealized loss position for more than twelve months will mature beyond one year. As of December 31, 2024, no securities in an unrealized loss position for more than twelve months had maturities beyond one year.

As of March 31, 2025, marketable equity securities were in a net unrealized loss position of $4.1 million. As of December 31, 2024, marketable equity securities were in a net unrealized gain position of $4.1 million. The Company has recorded a net unrealized loss of $8.2 million during the three months ended March 31, 2025, related to its equity securities. The Company did not hold marketable equity securities as of March 31, 2024. These amounts are included in comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

The Company determined that there is no material credit risk associated with the above investments as of March 31, 2025. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three months ended March 31, 2025 and 2024. No available-for-sale debt securities held as of March 31, 2025 had remaining maturities greater than thirty months.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at
	March 31, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$137,710	$137,710	$—	$—
Money market funds	66,748	66,748	—	—
Commercial paper	23,473	—	23,473	—
Corporate debt securities	914	—	914	—
U.S. Treasury securities	6,339	—	6,339	—
Marketable securities:
Corporate debt securities	1,144,724	—	1,144,724	—
Certificates and term deposits	107,242	—	107,242	—
Government-sponsored enterprise securities	270,256	—	270,256	—
Commercial paper	91,604	—	91,604	—
Corporate equity securities	6,275	875	5,400	—
Total	$1,855,285	$205,333	$1,649,952	$—

	Fair Value Measurements at
	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$193,958	$193,958	$—	$—
Money market funds	74,155	74,155	—	—
Corporate debt securities	882	—	882	—
Commercial paper	29,262	—	29,262	—
Marketable securities:
U.S. Treasury securities	5,938	—	5,938	—
Corporate debt securities	1,138,105	—	1,138,105	—
Certificates of deposit	52,372	—	52,372	—
Government-sponsored enterprise securities	266,862	—	266,862	—
Commercial paper	127,800	—	127,800	—
Corporate equity securities	14,492	2,391	12,101	—
Total	$1,903,826	$270,504	$1,633,322	$—

Marketable securities classified as Level 1 within the valuation hierarchy consist of corporate equity securities with quoted prices in active markets. Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities, certificates of deposit, corporate bonds, commercial paper and warrants to purchase common shares of publicly traded companies. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Computer equipment	$4,248	$3,833
Furniture, fixtures and other	8,554	8,554
Laboratory equipment	42,204	42,008
Leasehold improvements	145,852	145,852
Construction work in process	5,536	6,118
Total property and equipment, gross	206,394	206,365
Accumulated depreciation	(76,968)	(72,272)
Total property and equipment, net	$129,426	$134,093

Depreciation expense for the three months ended March 31, 2025 and 2024 $4.7 million and $4.8 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Payroll and employee-related costs	$6,086	$18,443
Research and development costs	17,508	15,549
Collaboration costs	55,297	—
Licensing fees	806	1,850
Professional fees	3,426	3,086
Intellectual property costs	1,031	1,513
Other	461	631
Total	$84,615	$41,072

6. Significant Contracts

Agreements with Vertex

For purposes of this Note 6 and Note 7, CASGEVY (exagamglogene autotemcel [exa-cel]) is referred to as “CASGEVY”.

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

Hemoglobinopathies collaboration

In 2017, following Vertex's exercise of its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets, the Company and Vertex entered into a joint development and commercialization agreement, or the JDA, and agreed for potential hemoglobinopathy treatments, including CASGEVY, the Company and Vertex would share equally all research and development costs and worldwide revenues. In 2021, the Company and Vertex amended and restated the JDA, or the A&R Vertex JDCA (as amended and in effect, from time to time), pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex leads and has all decision making (i.e., control) in relation to the CASGEVY program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to CASGEVY only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CASGEVY) that may be researched, developed, manufactured and commercialized on a worldwide basis under the A&R Vertex JDCA. Additionally, for 2022, 2023, and 2024, the Company had an option to defer a portion of its share of costs under the A&R Vertex JDCA if spending on the CASGEVY program exceeded specified amounts. Any deferred amounts under the A&R Vertex JDCA, as amended, are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

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

Letter Agreement

In May 2024, Vertex and the Company entered into a letter agreement, or the Letter Agreement, with respect to the priority review voucher issued by the FDA to Vertex as the sponsor of the rare pediatric disease product application for CASGEVY. Vertex and the Company agreed that if Vertex utilizes or transfers the priority review voucher prior to the first calendar year in which the CASGEVY program generates a net profit, Vertex will pay the Company $43.0 million or an amount equal to 42% of the net proceeds from such transfer, as applicable. If the CASGEVY program begins generating calendar-year net profits prior to such utilization or transfer, Vertex will instead pay the Company up to $43.0 million set-off by deductions Vertex would otherwise be eligible to take against the CASGEVY program’s net profits due to the Company related to amounts deferred previously by the Company.

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

In 2024, the Company received a $10.0 million research milestone achieved in the fourth quarter of 2024 and recorded a receivable of $25.0 million as of December 31, 2024 related to an additional research milestone achieved under the Non-Ex License Agreement in the fourth quarter of 2024. The Company is eligible to receive additional milestone payments under the Non-Ex License Agreement of up to $125.0 million in aggregate, which are dependent on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Accounting Analysis

For purposes of this Note 6, the 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, A&R Vertex JDCA, Amendment No. 1 to the A&R Vertex JDCA are collectively referred to as the “Vertex Hemoglobinopathy Agreements” and the Non-Ex License Agreement and ViaCyte JDCA Amendment are collectively referred to as the “March 2023 Diabetes Agreements.”

The Vertex Hemoglobinopathy Agreements and the March 2023 Diabetes Agreements include components of a customer-vendor relationship as defined under ASC 606, Revenue from Contracts with Customers, or ASC 606, collaborative arrangements as defined under ASC 808, and research and development costs as defined under ASC 730, Research and Development, or ASC 730. Specifically, with regards to the March 2023 Diabetes Agreements, the Company concluded that the non-exclusive license is a performance obligation under ASC 606 and the ongoing research and development services under the ViaCyte JDCA Amendment are a unit of account under ASC 808.

The Company has determined that recognition criteria for the Letter Agreement has not been met and will not be met until the priority review voucher is (i) utilized or (ii) there is sufficient profitability such that Vertex is obligated to pay the Company under the Letter Agreement.

Accounting Analysis Under ASC 606

Accounting for the March 2023 Diabetes Agreements

Recognition of Revenue

No revenue was recognized under the March 2023 Diabetes Agreements for the three months ended March 31, 2025 and 2024, respectively.

Milestones under the Non-Ex License Agreement

As of March 31, 2025, the Company is eligible to receive potential future milestone payments from Vertex of up to $125.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of March 31, 2025. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting for the Vertex Hemoglobinopathy Agreements

Recognition of Revenue

No revenue was recognized under the Vertex Hemoglobinopathy Agreements for the three months ended March 31, 2025 and 2024.

Deferred revenue

As of March 31, 2025 and December 31, 2024, there was no current deferred revenue related to the Vertex Hemoglobinopathy Agreements. As of March 31, 2025, there was $12.3 million of non-current deferred revenue related to the Vertex Hemoglobinopathy Agreements, which is unchanged from December 31, 2024. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

The Company has the option to conduct research at its own cost in certain defined areas. If such research is beneficial to a program under the Vertex Hemoglobinopathy Agreements and the applicable product ultimately achieves regulatory approval in such areas, the Company could be entitled to receive from Vertex certain milestone payments aggregating to high eight digits.

In addition to the milestones described under the Vertex Hemoglobinopathy Agreements, the Company is eligible to receive potential future payments of up to $775.0 million upon the successful achievement of specified development, regulatory and commercial milestones under a strategic collaboration and license agreement with Vertex from 2019 for the development and commercialization of products for the treatment of Duchenne muscular dystrophy and myotonic dystrophy Type 1, or DM1. The Company is also eligible to receive tiered royalties on future net sales on any products that may result from this collaboration; however, the Company has the option to forego the DM1 milestones and royalties to co-develop and co-commercialize all DM1 products globally.

Each of the remaining milestones described above are fully constrained as of March 31, 2025. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

Vertex Hemoglobinopathy Agreements

In connection with the Vertex Hemoglobinopathy Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to CASGEVY under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing under the Vertex Hemoglobinopathy Agreements is included within collaboration expense, net, in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025 and 2024, the Company recognized $57.5 million and $47.0 million of collaboration expense, net, respectively. Collaboration expense, net, during the three months ended March 31, 2025 and 2024 was net of $0.1 million and $0.8 million of reimbursements from Vertex, respectively.

7. Commitments and Contingencies

Leases

Refer to Note 7 to the consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 11, 2025 for discussion of the Company’s lease arrangements.

Litigation

In the ordinary course of business, the Company is or has been from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, the Company’s intellectual property estate (including certain in-licensed intellectual property), commercial arrangements and other matters. Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office and the European Patent Office or patent offices in other countries, involving the Company’s intellectual property estate including certain in-licensed intellectual property. The outcome of any of the foregoing, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of Company’s management and other resources that would otherwise be engaged in other activities. If the Company is unable to prevail in any such proceedings, the Company’s business, results of operations, liquidity and financial condition could be adversely affected.

Letters of Credit

As of March 31, 2025, the Company had restricted cash of $11.5 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account, with $3.5 million included in “Prepaid expenses and other current assets” and $8.0 million included in “Restricted cash” on the Company's condensed consolidated balance sheets as of March 31, 2025.

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

Under certain circumstances and if certain contingent future events occur, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement (as such term is defined in Note 6 above). In addition, Vertex has the option to conduct research at its own cost in certain defined areas that, if beneficial to a program under the Vertex Hemoglobinopathy Agreements and the applicable product ultimately achieves regulatory approval, could result in the Company owing Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the program.

Under the A&R Vertex JDCA, for 2022, 2023 and 2024, the Company had an option to defer a portion of its share of costs if spending on the CASGEVY program exceeded $110.3 million, which the Company exercised in each such year, resulting in deferred costs of $221.8 million, in the aggregate. Any deferred amounts under the A&R Vertex JDCA, as amended, are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be recognized by us when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of March 31, 2025, no contingent payments have been accrued to date.

8. Share Capital

All of the Company’s common shares are authorized under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of March 31, 2025, the Company's share capital consists of 89,905,892 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments and 19,537,850 registered common shares reserved for the Company’s employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiration of the capital band if earlier, up to an upper limit of CHF 3,142,094.52 by issuing a corresponding number of registered shares with a nominal value of CHF 0.03 each to be fully paid in. As of March 31, 2025, the number of shares that may be issued under the capital band is 14,830,592 registered common shares.

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

For the three months ended March 31, 2025, the Company issued and sold an aggregate of 0.2 million common shares under the 2021 ATM at an average price of $54.33 per share for aggregate proceeds of $8.7 million. Activity under the 2021 ATM was not material for the three months ended March 31, 2024. Equity issuance costs, excluding stamp taxes, were not material for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the Company has issued and sold an aggregate of 2.1 million common shares under the 2021 ATM at an average price of $117.41 per share for aggregate proceeds of $241.9 million, which were net of equity issuance costs of $3.3 million, excluding stamp taxes. As of March 31, 2025, common shares having aggregate gross proceeds up to $354.8 million remain available under the 2021 ATM.

Additional Financings

In February 2024, the Company entered into an investment agreement for the sale of approximately $280.0 million of its common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. The Company received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

9. Stock-based Compensation

During the three months ended March 31, 2025 and 2024, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$9,732	$11,182
General and administrative	10,480	8,223
Total	$20,212	$19,405

Stock option activity

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2024	7,288,883	$58.07
Granted	894,655	42.10
Exercised	(39,996)	36.65
Cancelled or forfeited	(257,062)	58.84
Outstanding at March 31, 2025	7,886,480	$56.34
Exercisable at March 31, 2025	5,039,236	$58.98
Vested and expected to vest at March 31, 2025	7,886,480	$56.34

As of March 31, 2025, total unrecognized compensation expense related to stock options was $85.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

Restricted stock activity

The following table summarizes restricted stock activity for the three months ended March 31, 2025:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2024	2,397,643	$59.21
Granted	656,721	42.11
Vested	(396,943)	67.98
Cancelled or forfeited	(129,989)	61.44
Unvested balance at March 31, 2025	2,527,432	$53.28

As of March 31, 2025, total unrecognized compensation expense related to unvested restricted common shares was $103.6 million, which the Company expects to recognize over a remaining weighted-average vesting period of 3.0 years.

10. Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period using the treasury stock method. For purposes of the diluted net loss per share calculation, stock options, unvested restricted common shares and ESPP shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a results of the Company’s net loss. The Company’s net loss is net loss attributable to common shareholders for all periods presented.

The Company did not include the securities in the following table in the computation of the net loss per share calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended March 31,
	2025	2024
Outstanding options	7,886,480	7,164,349
Unvested restricted common shares	2,527,432	2,082,032
ESPP	13,330	8,630
Total	10,427,242	9,255,011

11. Income Taxes

During the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $1.1 million and $0.7 million, respectively, representing an effective tax rate of (0.8%) and (0.6%), respectively. The income tax provision for the three months ended March 31, 2025 is primarily attributable to the income generated by the Company's U.S. subsidiaries. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

12. Segment Information

The Company operates as one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker, or CODM. The Company’s chief executive officer, as the CODM, uses consolidated, single-segment financial information for purposes of evaluating performance, making operating decisions, allocating resources and planning and forecasting for future periods.

The CODM assesses performance and decides how to allocate resources based on consolidated net loss. The measure is used to monitor budget verses actual results to evaluate the performance of the segment.

The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

The following table illustrates information about segment revenue, significant segment expenses and segment operating loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:	$865	$504
Less[1]:
Research and development expense[2]	60,333	62,350
General and administrative expense[3]	6,517	7,551
Collaboration expense, net	57,509	46,966
Stock-based compensation expense	20,212	19,405
Depreciation expense	4,718	4,819
Other segment items[4]	(12,428)	(23,996)
Segment net loss	(135,996)	(116,591)
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—
Consolidated net loss	(135,996)	(116,591)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) Research and development expense for the three months ended March 31, 2025 and 2024 excludes $9.7 million and $11.2 million of stock-based compensation expense, respectively, and $2.4 million and $2.6 million of depreciation expense, respectively.

(3) General and administrative expense for the three months ended March 31, 2025 and 2024 excludes $10.5 million and $8.2 million of stock-based compensation expense, respectively, and $2.3 million and $2.2 million of depreciation expense, respectively.

(4) Other segment items include interest income, net, the change in fair value of corporate equity securities and income tax expense.

The Company operates in the United States and Switzerland. Collaboration revenue is attributed to the CRISPR Therapeutics AG entity, which is domiciled in Switzerland.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or the SEC, on February 11, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and impact and potential impacts on our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Overview

Our mission is to create transformative gene-based medicines for serious human diseases. We are a leading gene editing company focused on the development of CRISPR-based therapeutics, including by using CRISPR/Cas9 technology. CRISPR/Cas9 is a revolutionary technology for gene editing, the process of precisely altering specific sequences of genomic DNA. We aim to apply this technology to disrupt, delete, correct and insert genes to treat genetic diseases and to engineer advanced cellular therapies. We have advanced this technology from discovery to an approved medicine with unparalleled speed, culminating in the landmark first approval of a CRISPR-based therapy, CASGEVY (exagamglogene autotemcel [exa-cel]), in 2023 with our collaborators at Vertex Pharmaceuticals Incorporated, or Vertex. We have established a portfolio of therapeutic programs spanning four core franchises: hemoglobinopathies, CAR T, in vivo approaches and type 1 diabetes, or T1D. Depending on the program, we take either an ex vivo approach, in which we edit cells outside of the human body before administering them to the patient, or an in vivo editing approach, where we deliver the CRISPR-based therapeutic directly to target cells within the human body.

We continue to innovate on our platform to develop next-generation technologies that can enable new therapies. Through our efforts, we aim to unlock the full potential of CRISPR-based therapeutics to create medicines that can transform people’s lives. We believe that our innovative research, translational expertise, and clinical development experience, position us as a leader in the development of CRISPR-based therapeutics and may enable us to create an entirely new class of highly effective and potentially curative therapies for patients with both rare and common diseases for whom current biopharmaceutical approaches have had limited success.

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

Additional candidates

We continue to advance our internally developed targeted conditioning program, as well as in vivo hematopoietic stem cell, or HSC, editing approaches utilizing lipid nanoparticle-mediated delivery through preclinical studies. Both initiatives could significantly expand the addressable patient populations for SCD and TDT.

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

CD19 candidates

CTX112 is being developed for both hematologic malignancies and autoimmune indications. It is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the product candidate in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy, as well as an ongoing clinical trial in adult patients with systemic lupus erythematosus, systemic sclerosis, and inflammatory myositis. CTX112 has been granted RMAT designation by the FDA for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma.

CD70 candidates

CTX131 is being developed for both solid tumors and hematologic malignancies. It is being investigated in ongoing clinical trials designed to assess the safety and efficacy of the candidate in adult patients with relapsed or refractory solid tumors and hematologic malignancies, including T cell lymphomas, or TCL.We believe allogeneic CAR T approaches for TCL may have greater potential to meet the unmet need in this patient population given the patients’ own T cells are not suitable for autologous manufacturing.

Additional candidates

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing several additional investigational CAR T programs, including an autologous, gene-edited CAR T program targeting glypican-3 for the potential treatment of solid tumors.

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases as well as many common diseases. We have established a leading platform for in vivo gene editing and are rapidly advancing a broad portfolio of in vivo programs, supported by an internal lipid nanoparticle, or LNP, team to enable liver-directed and extrahepatic programs with novel lipids, formulations and targeting moieties. Our first in vivo programs target the liver, taking advantage of validated LNP delivery technologies, and aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association.

Cardiovascular disease

Our first two in vivo programs utilizing our proprietary LNP platform, CTX310 and CTX320, aim to address cardiovascular disease by disrupting the validated targets angiopoietin-like protein 3, or ANGPTL3, and lipoprotein (a), or Lp(a), respectively. CTX310 is being investigated in an ongoing clinical trial targeting ANGPTL3, a gene that encodes for key protein involved in the regulation of low-density lipoprotein and triglyceride levels, in patients with heterozygous familial hypercholesterolemia, homozygous familial hypercholesterolemia, mixed dyslipidemias, or severe hypertriglyceridemia. In addition, CTX320 is being investigated in an ongoing clinical trial targeting LPA, the gene encoding apo(a), a critical component of Lp(a) in patients with elevated Lp(a), which has shown to have an independent association with major adverse cardiovascular events.

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

Diabetes

Beginning in 2018, we partnered with ViaCyte, Inc., or ViaCyte (now a wholly-owned subsidiary of Vertex), to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes. In 2023, ViaCyte elected to opt-out of the collaboration with us for the co-development and co-commercialization of gene-edited stem cell therapies for the treatment of diabetes. Per the opt-out terms, the on-going collaboration assets will be wholly owned by us, subject to a royalty on future sales owed to ViaCyte. Our product candidate, CTX211, being developed for the potential treatment of T1D, resulted from this collaboration, and which we are continuing to advance in a Phase 1 clinical trial. Additionally, in 2023, we entered into a non-exclusive license agreement with Vertex for Vertex to utilize certain of our gene-editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of T1D, diabetes type 2 or insulin dependent/requiring diabetes throughout the world. To date, we have recognized revenue of $205.0 million in upfront and milestone payments and remain eligible to receive additional research and development milestones and royalties on future products under the license.

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

Revenue Recognition

We have not generated any revenue to date from sales of any wholly-owned product and do not expect to do so in the near future. Revenue recognized for the three months ended March 31, 2025 and 2024 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 11, 2025, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation, for personnel in executive, finance, accounting, business development, human resources and other general and administrative functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Collaboration Expense, Net

Collaboration expense, net, consists of operating expense under our collaboration with Vertex for the hemoglobinopathies program.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on investments, as well as the change in fair value of corporate equity securities.

Results of Operations

Comparison of three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Period to Period
	2025	2024	Change
Revenue:
Collaboration revenue	$—	$—	$—
Grant revenue	865	504	361
Total revenue	865	504	361
Operating expenses:
Research and development	72,484	76,172	(3,688)
General and administrative	19,296	17,953	1,343
Collaboration expense, net	57,509	46,966	10,543
Total operating expenses	149,289	141,091	8,198
Loss from operations	(148,424)	(140,587)	(7,837)
Other income, net	13,537	24,720	(11,183)
Loss before income taxes	(134,887)	(115,867)	(19,020)
Provision for income taxes	(1,109)	(724)	(385)
Net loss	$(135,996)	$(116,591)	$(19,405)

Collaboration Revenue

There was no collaboration revenue for the three months ended March 31, 2025 and 2024. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $72.5 million for the three months ended March 31, 2025, compared to $76.2 million for the three months ended March 31, 2024. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Period to Period
	2025	2024	Change
External research and development expenses	$17,852	$18,669	$(817)
Employee-related expenses	19,735	20,991	(1,256)
Facility expenses	23,959	22,769	1,190
Stock-based compensation expenses	9,732	11,182	(1,450)
Other expenses	408	369	39
Sublicense and license fees	798	2,192	(1,394)
Total research and development expenses	$72,484	$76,172	$(3,688)

The decrease of approximately $3.7 million was primarily attributable to a decrease in employee-related expenses, including stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses were $19.3 million for the three months ended March 31, 2025, compared to general and administrative expenses of $18.0 million for the three months ended March 31, 2024. The increase of approximately $1.3 million was primarily associated with an increase in stock-based compensation expense, offset by a reduction in intellectual property costs and employee-related expenses.

Collaboration Expense, Net

Collaboration expense, net, was $57.5 million for the three months ended March 31, 2025, compared to $47.0 million for the three months ended March 31, 2024. The increase of approximately $10.5 million in collaboration expense, net, was primarily attributable to an increase in cost of goods sold and other commercial costs related to CASGEVY and collaboration expenses related to in vivo HSC editing, offset by our share of product sales.

Other Income, Net

Other income was $13.5 million for the three months ended March 31, 2025, compared to $24.7 million of income for the three months ended March 31, 2024. The decrease of approximately $11.2 million was primarily due to the change in fair value of corporate equity securities in the first quarter of 2025, as well as a decrease in interest income earned on cash, cash equivalents and marketable securities for the three months ended March 31, 2025.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of March 31, 2025, we had $1,855.3 million in cash, cash equivalents and marketable securities, of which approximately $108.7 million was held outside of the United States, and an accumulated deficit of $1,501.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

At-the-Market Offerings

In August 2019, we entered into an Open Market Sale AgreementSM with Jefferies under which we were able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share, or the August 2019 Sales Agreement. In January 2021, in connection with the August 2019 Sales Agreement, we filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million. In August 2024, we filed a new prospectus supplement with the SEC, which replaced the previous prospectus supplements filed in January 2021 and July 2021, respectively, to offer and sell, from time to time, the common shares remaining under the original prospectus supplement and July 2021 prospectus supplement having aggregate gross proceeds of up to $378.6 million, or, together with the January 2021 prospectus supplement and July 2021 prospectus supplement, the 2021 ATM.

For the three months ended March 31, 2025, we issued and sold an aggregate of 0.2 million common shares under the 2021 ATM at an average price of $54.33 per share for aggregate proceeds of $8.7 million. Activity under the 2021 ATM was not material for the three months ended March 31, 2024. Equity issuance costs, excluding stamp taxes, were not material for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, we have common shares having aggregate gross proceeds up to $354.8 million remaining under our current prospectus supplement, and we have issued and sold an aggregate of 2.1 million common shares at an average price of $117.41 per share for aggregate proceeds of $241.9 million, which were net of equity issuance costs of $3.3 million, excluding stamp taxes.

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

Although we and our partner, Vertex, have received marketing approvals for CASGEVY in certain jurisdictions, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future. Most of our programs are still in early stages of development and the outcome of our efforts is uncertain, and we cannot estimate the actual amounts necessary to successfully complete the development, manufacture and commercialization of any current or future product candidates, if approved, or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity financings, debt financings and payments received in connection with our collaboration and license agreements. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable to us to do so. However, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event, including resulting from the uncertain geopolitical environment, global trade policy and global economic conditions, could materially and adversely affect our business and the value of our common shares. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through license or collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Three Months Ended March 31,		Period to Period
	2025	2024	Change
Net cash (used in) provided by operating activities	$(53,947)	$109,752	$(163,699)
Net cash used in investing activities	(19,755)	(97,800)	78,045
Net cash provided by financing activities	10,588	305,934	(295,346)
Effect of exchange rate changes on cash	41	(11)	52
Net (decrease) increase in cash	$(63,073)	$317,875	$(380,948)

Operating Activities

Net cash used in operating activities was $53.9 million for the three months ended March 31, 2025, compared to cash provided by operating activities of $109.8 million for the three months ended March 31, 2024. The $163.7 million increase in net cash used in operating activities was primarily driven by a decrease in net changes of operating assets and liabilities of $155.6 million, primarily due to the impact of receivables from Vertex which were paid during the quarter ($200.0 million paid in the first quarter of 2024 compared to $25.0 million paid in the first quarter of 2025). Additionally, non-cash expense increased by $11.3 million, primarily driven by the change in fair value of corporate equity securities, and our net loss position increased by $19.4 million, from a net loss of $116.6 million for the first quarter of 2024 compared to a net loss of $136.0 million for the first quarter of 2025.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $19.8 million, compared to net cash used in investing activities of $97.8 million for the three months ended March 31, 2024. The decrease in net cash used in investing activities was primarily driven by a net decrease in purchases of our marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $10.6 million, compared with $305.9 million for the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2025 consisted primarily of $8.7 million in net proceeds from the sale of common shares issued in connection with our 2021 ATM, as well as option exercise proceeds, net of issuance costs. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of proceeds from the sale of approximately $280.0 million of our common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. We received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2025 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 11, 2025, with the exception of changes to the below policy.

Collaboration Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC 808. Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements.

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

Collaboration costs specific to the Vertex Hemoglobinopathy Agreements accounted for under ASC 808 are presented within “collaboration expense, net” in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 6 to these condensed consolidated financial statements for further discussion on the Vertex Hemoglobinopathy Agreements.

Recent Accounting Pronouncements

Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $1,855.3 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments with respect to the legal proceedings previously disclosed in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 11, 2025.

Item 1A. Risk Factors.

We are updating and supplementing our risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 11, 2025 to revise the following risk factors:

Unfavorable Global Economic Conditions and Uncertain Geopolitical Environment Could Adversely Affect Our Business, Financial Condition Or Results Of Operations.

We are a multinational company and we conduct our clinical trials domestically and internationally. Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy, disruption of global financial markets and a recession or market correction, including, for example, as a result of the coronavirus pandemic, uncertain trade policy, political unrest, including as a result of geopolitical tension such as a deterioration in the relationship between the United States and China, escalation of tensions between China and Taiwan, the ongoing military conflict between Russia and Ukraine and related sanctions imposed against Russia, or the Israel-Hamas war, and other global macroeconomic factors such as inflation, interest rate and currency rate fluctuations. Such conditions could reduce our ability to access capital and cause more frequent or acute fluctuations in our share price or that of our sector, which could in the future negatively affect our liquidity and could materially affect our business and the value of our common stock. In addition, domestic and international political uncertainty, including implementation of aggressive trade policies, could impact our ability to conduct our clinical trials. For example, on April 2, 2025, the United States imposed substantial tariffs on most countries throughout the world. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by countries with which the United States trades. Tariffs levied by the United States and other countries may lead to uncertainty in our ability to run clinical trials in preferred jurisdictions, impact our ability to import drug product, as well as raw materials to manufacture drug product domestically, and lead to uncertainty in our ability to supply drug product for our clinical trials, and otherwise increase the costs for us to run our business.

Disruptions At The FDA, The SEC and Other Government Agencies Could Hinder Their Ability To Hire And Retain Key Leadership And Other Personnel, Prevent New Products And Services From Being Developed Or Commercialized In A Timely Manner, Or Otherwise Prevent Those Agencies From Performing Normal Business Functions, Which Could Negatively Impact Our Business And Our Timelines.

Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. For example, the current U.S. administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA, the SEC and other agencies.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Moreover, disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA, the SEC or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA, the SEC or other regulatory authority to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

There have been no other material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to the complete Part I, Item 1A of our Annual Report for additional risks and uncertainties we are facing that may have a material adverse effect on our business prospects, financial condition and results of operations. In addition to the risks described in our Annual Report on Form 10-K, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On May 6, 2025, we announced initial top-line data from our ongoing clinical trial of CTX310.

CTX310 targets ANGPTL3, a gene that encodes for key protein involved in the regulation of low-density lipoprotein, or LDL, and triglyceride, or TG, levels – both well-established risk factors for atherosclerotic heart disease, or ASCVD. Loss-of-function mutations in ANGPTL3 are associated with significantly reduced levels of LDL and TGs, as well as reduced risk of ASCVD, without adverse effects on overall health. In the United States alone, more than 40 million patients are affected by elevated LDL, severely elevated TGs or both – representing a large addressable patient population. CTX310 is initially focused on a high-risk subset of this group with the greatest unmet medical need and limited effective treatment options.

CTX310 is in an ongoing Phase 1 first-in-human dose escalation clinical trial targeting ANGPTL3 in four patient groups with elevated LDL, TG or both, including homozygous familial hypercholesterolemia , or HoFH, severe hypertriglyceridemia, or sHTG, heterozygous familial hypercholesterolemia, or HeFH, or mixed dyslipidemias, or MDL, with levels of TG (>300 mg/dL) and/or LDL-C (>100 mg/dL); >70 mg/dL for subjects with ASCVD. TG and LDL, both of which are validated as surrogate endpoints for clinical benefit and accepted by regulatory agencies, were assessed at various timepoints.

The top-line data are from the first 10 patients across the first four cohorts (lean body weight-based doses of dose level 1 [0.1 mg/kg], dose level 2 [0.3 mg/kg], dose level 3 [0.6 mg/kg] and dose level 4 [0.8 mg/kg] with at least 30 days of follow-up for each participant as of a data cutoff date of April 16, 2025.

A single dose of CTX310 demonstrated dose-dependent decreases in ANGPTL3, TGs, and LDL. Based upon ANGPTL3 knockdown, dose level 1 and dose level 2 were minimally active doses, whereas treatment at dose level 3 and dose level 4 resulted in reductions of up to 75% of baseline levels in ANGPTL3. CTX310 has been well-tolerated, with no treatment-related severe adverse events and no grade ≥3 adverse events reported. No clinically significant changes in alanine aminotransferase, aspartate aminotransferase, bilirubin or platelets were observed at any dose level. There were no dose-dependent trends in any of these laboratory measurements.

Mean % Change from Baseline at Day 30 post-infusion (+/- SEM)		
Dose Level (DL)	**0.1 + 0.3 mg/kg (n=6)**	**0.6 mg/kg (n=3)**	**0.8 mg/kg (n=1)**
Patient type	HeFH(4), MDL, sHTG	MDL(2), HeFH	sHTG
Triglycerides	-10.6% ± 13.1%	-55.7% ± 8.0%	-81.9%
LDL	34.8% ± 27.0%	-28.5% ± 24.4%	-64.6%

Individual patient responses highlight the therapeutic potential of CTX310: a dose level 4 patient with sHTG had an 82% reduction in triglycerides from a baseline of 1073 mg/dL at day 30, and a dose level 3 patient with HeFH had an 81% reduction in LDL-C from a baseline of 256 mg/dL at day 90 – supporting the potential for targeted efficacy in high-risk populations.

(b) Not applicable.

(c) From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of our officers and directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

CRISPR Therapeutics AG

Dated: May 6, 2025	By:	/s/ Samarth Kulkarni
Samarth Kulkarni, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2025	By:	/s/ Raju Prasad
Raju Prasad, Ph.D.
Chief Financial Officer
(Principal Financial Officer)