Form 10-Q
period 2025-06-30
CRISPR Therapeutics AG
filed 2025-08-04
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, there were 90,950,423 shares of registrant’s common shares outstanding.

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
•
the safety, efficacy and clinical progress of various clinical programs, including those for CASGEVY, CTX112, CTX131, CTX211, CTX310, CTX320 and SRSD107;
•
the status of clinical trials, including development timelines and discussions with regulatory authorities related to product candidates under development by us and us and our collaborators;
•
the results of preclinical studies and clinical trials, including ongoing clinical trials and any planned clinical trials, and research and development programs;
•
the actual or potential benefits of regulatory designations, such as orphan drug, fast track and regenerative medicine advanced therapy, or RMAT, in the United States or such European equivalents;
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
•
the therapeutic value, development, and commercial potential of gene editing technologies and therapies, including CRISPR/Cas9, as well as other technologies we develop and use; and
•
the volatility of capital markets and unfavorable macroeconomic conditions resulting from factors including rising inflation, international tariffs, interest rate and currency rate fluctuations, economic sanctions and economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war.

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

This Quarterly Report on Form 10-Q also contains information regarding our industry, our business and the markets for certain of our product candidates, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Unless otherwise expressly stated, we obtained this industry, business, market and other data from market research firms and other third parties, including medical publications, government data and similar sources. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$193,618	$298,257
Marketable securities	1,527,619	1,605,569
Accounts receivable	—	25,000
Prepaid expenses and other current assets	12,429	8,306
Total current assets	1,733,666	1,937,132
Property and equipment, net	124,926	134,093
Restricted cash	8,006	11,519
Operating lease assets	137,641	143,461
Other non-current assets	25,472	15,829
Total assets	$2,029,711	$2,242,034
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,753	$14,709
Accrued expenses	73,738	41,072
Deferred revenue, current	2,129	3,845
Accrued tax liabilities	715	451
Operating lease liabilities	18,027	17,288
Other current liabilities	—	10,417
Total current liabilities	104,362	87,782
Deferred revenue, non-current	12,323	12,323
Operating lease liabilities, net of current portion	197,425	206,405
Other non-current liabilities	4,476	3,444
Total liabilities	318,586	309,954
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 132,477,166 shares authorized at June 30, 2025 and at December 31, 2024, 88,546,755 and 85,912,297 shares issued at June 30, 2025 and December 31, 2024, respectively, 88,376,439 and 85,741,981 shares outstanding at June 30, 2025 and December 31, 2024, respectively	2,794	2,698
Treasury shares, at cost, 170,316 shares at June 30, 2025 and at December 31, 2024	(62)	(62)
Additional paid-in capital	3,414,849	3,293,556
Accumulated deficit	(1,710,497)	(1,365,952)
Accumulated other comprehensive income	4,041	1,840
Total shareholders’ equity	1,711,125	1,932,080
Total liabilities and shareholders’ equity	$2,029,711	$2,242,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$—	$—	$—	$—
Grant revenue	892	517	1,757	1,021
Total revenue	892	517	1,757	1,021
Operating expenses:
Research and development	69,894	80,165	142,378	156,338
Acquired in-process research and development	96,253	—	96,253	—
General and administrative	18,916	19,481	38,212	37,434
Collaboration expense, net	45,153	52,131	102,662	99,097
Total operating expenses	230,216	151,777	379,505	292,869
Loss from operations	(229,324)	(151,260)	(377,748)	(291,848)
Other income:
Other income, net	22,067	26,139	35,604	50,860
Total other income, net	22,067	26,139	35,604	50,860
Net loss before income taxes	(207,257)	(125,121)	(342,144)	(240,988)
Provision for income taxes	(1,292)	(1,287)	(2,401)	(2,011)
Net loss	(208,549)	(126,408)	(344,545)	(242,999)
Foreign currency translation adjustment	80	2	121	(9)
Unrealized (loss) gain on marketable securities	(174)	(1,329)	2,080	(4,783)
Comprehensive loss	$(208,643)	$(127,735)	$(342,344)	$(247,791)

Net loss per common share — basic	$(2.40)	$(1.49)	$(3.98)	$(2.92)
Basic weighted-average common shares outstanding	87,069,690	84,920,929	86,507,330	83,357,780
Net loss per common share — diluted	$(2.40)	$(1.49)	$(3.98)	$(2.92)
Diluted weighted-average common shares outstanding	87,069,690	84,920,929	86,507,330	83,357,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	80,044,378	$2,497	170,316	$(62)	$2,878,155	$(999,700)	$1,913	$1,882,803
Issuance of common stock, net of issuance costs of $3.8 million	3,929,610	132	—	—	277,015	—	—	277,147
Vesting of restricted shares	214,913	7	—	—	—	—	—	7
Exercise of vested options, net of issuance costs of $0.6 million	632,683	22	—	—	23,844	—	—	23,866
Purchase of common stock under ESPP	16,026	—	—	—	764	—	—	764
Stock-based compensation expense	—	—	—	—	19,405	—	—	19,405
Other comprehensive loss	—	—	—	—	—	—	(3,465)	(3,465)
Net loss	—	—	—	—	—	(116,591)	—	(116,591)
Balance at March 31, 2024	84,837,610	$2,658	170,316	$(62)	$3,199,183	$(1,116,291)	$(1,552)	$2,083,936
Vesting of restricted shares	163,013	6	—	—	—	—	—	6
Exercise of vested options, net of issuance costs of $0.2 million	44,878	1	—	—	1,069	—	—	1,070
Stock-based compensation expense	—	—	—	—	23,672	—	—	23,672
Other comprehensive loss	—	—	—	—	—	—	(1,327)	(1,327)
Net loss	—	—	—	—	—	(126,408)	—	(126,408)
Balance at June 30, 2024	85,045,501	$2,665	170,316	$(62)	$3,223,924	$(1,242,699)	$(2,879)	$1,980,949

Balance at December 31, 2024	85,741,981	$2,698	170,316	$(62)	$3,293,556	$(1,365,952)	$1,840	$1,932,080
Issuance of common stock, net of issuance costs of $0.1 million	162,482	5	—	—	8,632	—	—	8,637
Vesting of restricted shares	396,943	15	—	—	—	—	—	15
Exercise of vested options, net of issuance costs of $0.2 million	39,996	3	—	—	1,261	—	—	1,264
Purchase of common stock under ESPP	19,522	—	—	—	653	—	—	653
Stock-based compensation expense	—	—	—	—	20,212	—	—	20,212
Other comprehensive income	—	—	—	—	—	—	2,295	2,295
Net loss	—	—	—	—	—	(135,996)	—	(135,996)
Balance at March 31, 2025	86,360,924	$2,721	170,316	$(62)	$3,324,314	$(1,501,948)	$4,135	$1,829,160
Issuance of common stock, net of issuance costs of $0.7 million	1,842,105	65	—	—	70,540	—	—	70,605
Vesting of restricted shares	104,941	5	—	—	—	—	—	5
Exercise of vested options, net of issuance costs of $0.1 million	68,469	3	—	—	2,388	—	—	2,391
Stock-based compensation expense	—	—	—	—	17,607	—	—	17,607
Other comprehensive loss	—	—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(208,549)	—	(208,549)
Balance at June 30, 2025	88,376,439	$2,794	170,316	$(62)	$3,414,849	$(1,710,497)	$4,041	$1,711,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(344,545)	$(242,999)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	9,385	9,678
Equity-based compensation	37,819	43,077
Other non-cash items, net	(5,075)	(16,566)
Acquired in-process research and development	96,253	—
Changes in:
Accounts receivable	25,000	200,000
Prepaid expenses and other assets	(727)	5,297
Accounts payable and accrued expenses	28,298	18,724
Deferred revenue	(1,716)	(775)
Operating lease assets and liabilities	(2,421)	(1,874)
Other liabilities, net	(10,098)	(392)
Net cash (used in) provided by operating activities	(167,827)	14,170
Investing activities:
Purchase of property, plant and equipment	(323)	(1,428)
Purchase of in-process research and development	(25,000)	—
Investment in equity securities	(9,700)	(12,885)
Purchases of marketable securities	(411,111)	(797,509)
Maturities of marketable securities	496,356	587,117
Net cash provided by (used in) investing activities	50,222	(224,705)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	8,494	279,733
Proceeds from exercise of options and ESPP contributions, net of issuance costs	4,352	25,735
Net cash provided by financing activities	12,846	305,468
Effect of exchange rate changes on cash	121	(9)
(Decrease) increase in cash	(104,638)	94,924
Cash, cash equivalents and restricted cash, beginning of period	309,776	401,068
Cash, cash equivalents and restricted cash, end of period	$205,138	$495,992
Supplemental disclosure of non-cash investing and financing activities
Equity issuance costs in accounts payable, accrued expenses, and other long-term liabilities	$3,899	$3,029
Acquired in-process research and development expense related to issuance of common shares	$71,253	$—

	As of June 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2025	2024
Cash and cash equivalents	$193,618	$484,472
Prepaid expenses and other current assets	3,514	—
Restricted cash	8,006	11,520
Cash, cash equivalents and restricted cash at end of period	$205,138	$495,992

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and six-month interim periods ended June 30, 2025 and 2024.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 11, 2025, with the exception of the new policy for acquired in-process research and development expenses, as well as changes to the Company’s policy around collaboration arrangements which was disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025.

Acquired In-process Research and Development Expenses

In-process research and development that is associated to a product that has not yet achieved regulatory approval and is acquired in a transaction that does not qualify as a business combination under U.S. GAAP is recorded as “Acquired in-process research and development” in the Company’s condensed consolidated statements of operations and comprehensive loss in accordance with Accounting Standards Codification, or ASC, 730, Research and development expense, or ASC 730, as the asset acquired does not have an alternative future use. The Company classifies asset acquisitions of acquired in-process research and development as investing activities on its condensed consolidated statements of cash flows.

Collaboration Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC 808, Collaborative Agreements, or ASC 808. Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements.

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

Refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Vertex Hemoglobinopathy Agreements.

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

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at June 30, 2025 and December 31, 2024 (in thousands), which are recorded at fair value. The table below excludes $99.6 million and $193.9 million of cash at June 30, 2025 and December 31, 2024, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Cash equivalents:
Money market funds	$74,140	$—	$—	$74,140
Commercial paper	19,847	—	(6)	19,841
Total cash equivalents	93,987	—	(6)	93,981
Marketable securities:
U.S. Treasury securities	9,927	—	(1)	9,926
Corporate debt securities	1,123,383	3,856	(318)	1,126,921
Certificates of deposit	81,497	—	—	81,497
Government-sponsored enterprise securities	251,137	531	(136)	251,532
Commercial paper	49,681	—	(20)	49,661
Total marketable debt securities	1,515,625	4,387	(475)	1,519,537
Corporate equity securities	10,387	—	(2,305)	8,082
Total marketable securities	1,526,012	4,387	(2,780)	1,527,619
Total cash equivalents and marketable securities	$1,619,999	$4,387	$(2,786)	$1,621,600
December 31, 2024
Cash equivalents:
Money market funds	$74,155	$—	$—	$74,155
Corporate debt securities	882	—	—	882
Commercial paper	29,271	—	(9)	29,262
Total cash equivalents	104,308	—	(9)	104,299
Marketable securities:
U.S. Treasury securities	5,936	2	—	5,938
Corporate debt securities	1,136,255	3,442	(1,592)	1,138,105
Certificates of deposit	52,372	—	—	52,372
Government-sponsored enterprise securities	266,877	482	(497)	266,862
Commercial paper	127,805	34	(39)	127,800
Total marketable debt securities	1,589,245	3,960	(2,128)	1,591,077
Corporate equity securities	10,387	4,600	(495)	14,492
Total marketable securities	1,599,632	8,560	(2,623)	1,605,569
Total cash equivalents and marketable securities	$1,703,940	$8,560	$(2,632)	$1,709,868

The following table summarizes the net unrealized gain (loss) recorded on marketable debt and equity securities during the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Unrealized (loss) gain recorded on marketable debt securities	$(0.2)	$(1.3)	$2.1	$(4.8)
Unrealized gain (loss) recorded on marketable equity securities	1.8	—	(6.4)	—

Unrealized gains and losses on the Company’s marketable debt securities are included in comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. Unrealized gains and losses due to the change in fair value of the Company’s marketable equity securities are included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the net unrealized gain (loss) position of the Company’s marketable debt and equity securities as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024
Unrealized gain (loss) position of marketable debt securities	$3.9	$1.8
Unrealized (loss) gain position of marketable equity securities	(2.3)	4.1

The following table summarizes the aggregate fair value of marketable debt securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024 by the length of time the security has been in a loss position (in millions):

	June 30, 2025	December 31, 2024
Debt securities in an unrealized loss position for 12 months or less	$366.0	$451.9
Debt securities in an unrealized loss position for more than 12 months	—	31.8
Total debt securities in an unrealized loss position	$366.0	$483.7

As of June 30, 2025 and December 31, 2024, no marketable debt securities in an unrealized loss position for more than twelve months had maturities beyond one year.

The Company determined that there is no material credit risk associated with the above investments as of June 30, 2025. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and six months ended June 30, 2025 and 2024. No available-for-sale debt securities held as of June 30, 2025 had remaining maturities greater than thirty months.

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $22.6 million and $12.9 million as of June 30, 2025 and December 31, 2024, respectively, and are classified within other non-current assets on the condensed consolidated balance sheets. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three and six months ended June 30, 2025 and 2024 related to these equity securities.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at
	June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$99,637	$99,637	$—	$—
Money market funds	74,140	74,140	—	—
Commercial paper	19,841	—	19,841	—
Marketable securities:
U.S. Treasury securities	9,926	—	9,926	—
Corporate debt securities	1,126,921	—	1,126,921	—
Certificates and term deposits	81,497	—	81,497	—
Government-sponsored enterprise securities	251,532	—	251,532	—
Commercial paper	49,661	—	49,661	—
Corporate equity securities	8,082	1,064	7,018	—
Total	$1,721,237	$174,841	$1,546,396	$—

	Fair Value Measurements at
	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$193,958	$193,958	$—	$—
Money market funds	74,155	74,155	—	—
Corporate debt securities	882	—	882	—
Commercial paper	29,262	—	29,262	—
Marketable securities:
U.S. Treasury securities	5,938	—	5,938	—
Corporate debt securities	1,138,105	—	1,138,105	—
Certificates of deposit	52,372	—	52,372	—
Government-sponsored enterprise securities	266,862	—	266,862	—
Commercial paper	127,800	—	127,800	—
Corporate equity securities	14,492	2,391	12,101	—
Total	$1,903,826	$270,504	$1,633,322	$—

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

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Computer equipment	$4,344	$3,833
Furniture, fixtures and other	8,554	8,554
Laboratory equipment	42,252	42,008
Leasehold improvements	145,852	145,852
Construction work in process	5,523	6,118
Total property and equipment, gross	206,525	206,365
Accumulated depreciation	(81,599)	(72,272)
Total property and equipment, net	$124,926	$134,093

Depreciation expense for the three and six months ended June 30, 2025 was $4.6 million and $9.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2024 was $4.8 million and $9.6 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Payroll and employee-related costs	$8,622	$18,443
Research and development costs	13,818	15,549
Collaboration costs	45,221	—
Licensing fees	790	1,850
Professional fees	3,536	3,086
Intellectual property costs	1,147	1,513
Other	604	631
Total	$73,738	$41,072

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

Hemoglobinopathies collaboration

In 2017, following Vertex’s exercise of its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets, the Company and Vertex entered into a joint development and commercialization agreement, or the JDA, and agreed for potential hemoglobinopathy treatments, including CASGEVY, the Company and Vertex would share equally all research and development costs and worldwide revenues. In 2021, the Company and Vertex amended and restated the JDA, or the A&R Vertex JDCA (as amended and in effect, from time to time), pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex leads and has all decision making (i.e., control) in relation to the CASGEVY program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to CASGEVY only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CASGEVY) that may be researched, developed, manufactured and commercialized on a worldwide basis under the A&R Vertex JDCA. Additionally, for 2022, 2023, and 2024, the Company had an option to defer a portion of its share of costs under the A&R Vertex JDCA if spending on the CASGEVY program exceeded specified amounts. Any deferred amounts under the A&R Vertex JDCA, as amended, are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

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

Accounting Analysis Under ASC 606

Accounting for the March 2023 Diabetes Agreements

Recognition of Revenue

No revenue was recognized under the March 2023 Diabetes Agreements for the three and six months ended June 30, 2025 and 2024.

Milestones under the Non-Ex License Agreement

As of June 30, 2025, the Company is eligible to receive potential future milestone payments from Vertex of up to $125.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of June 30, 2025. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting for the Vertex Hemoglobinopathy Agreements

Recognition of Revenue

No revenue was recognized under the Vertex Hemoglobinopathy Agreements for the three and six months ended June 30, 2025 and 2024.

Deferred revenue

As of June 30, 2025 and December 31, 2024, there was no current deferred revenue related to the Vertex Hemoglobinopathy Agreements. As of June 30, 2025, there was $12.3 million of non-current deferred revenue related to the Vertex Hemoglobinopathy Agreements, which is unchanged from December 31, 2024. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

Each of the remaining milestones described above are fully constrained as of June 30, 2025. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

Vertex Hemoglobinopathy Agreements

In connection with the Vertex Hemoglobinopathy Agreements, the Company identified the following collaborative elements, which are accounted for under ASC 808: (i) development and commercialization services for shared products, including any transition services related to CASGEVY under the A&R Vertex JDCA; (ii) R&D Services for follow-on products; and (iii) committee participation. The related impact of the cost sharing under the Vertex Hemoglobinopathy Agreements is included within collaboration expense, net, in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, the Company recognized $45.2 million and $102.7 million of collaboration expense, net, respectively. Collaboration expense, net, during the three and six months ended June 30, 2025 was net of $0.6 million and $0.7 million of reimbursements from Vertex, respectively. During the three and six months ended June 30, 2024, the Company recognized $52.1 million and $99.1 million of collaboration expense, net, respectively. Collaboration expense, net, during the three and six months ended June 30, 2024 was net of $0.5 million and $1.3 million of reimbursements from Vertex, respectively.

Agreement with Sirius Therapeutics

On May 19, 2025, the Company entered into a collaboration, option and license agreement, or the Sirius Agreement, with Sirius Therapeutics and certain of its affiliates, or Sirius, pursuant to which, among other things, (1) Sirius and the Company will collaborate on the research, development, manufacture, commercialization and use of certain collaboration products utilizing Sirius’ siRNA technology for targeting Factor XI, including SRSD107, collectively, the Sirius Collaboration Products; and (2) Sirius granted to the

Company options to exclusively license Sirius siRNA technology to target up to two licensed targets from a list of seven reserved targets for the research, development, manufacture and commercialization of licensed products, collectively the Sirius Licensed Products, in exchange for the potential to receive certain option fees, milestone payments and royalties.

In connection with entering into the Sirius Agreement, the Company made an upfront cash payment to Sirius of $25.0 million and also entered into a share issuance agreement with Sirius, pursuant to which the Company registered and issued to Sirius 1,842,105 common shares equal to approximately $70.0 million based on a price per common share equal to $38.00, nominal value CHF 0.03 per share, or the Sirius Shares.

With respect to Sirius Collaboration Products, the Company and Sirius will share equally all development and commercialization costs. For the first collaboration product candidate successfully developed, the Company will be the lead party responsible for commercialization efforts in the United States and Sirius will be the lead party responsible for commercialization efforts in Greater China. The parties will determine the lead party responsible for commercialization in the rest of the world at a future date. The Company and Sirius will share equally net profits and net losses incurred under the Sirius Agreement with respect to all Sirius Collaboration Products, except in the event that a party opts out of the joint development and commercialization. The Company will pay Sirius certain specified future development and regulatory milestones of up to an aggregate of $87.5 million for the first Sirius Collaboration Products to achieve the applicable milestone events. At the Company’s sole election, such milestone payments may be paid in cash, common shares of the Company, or a combination thereof.

With respect to the Sirius Licensed Products, if the Company elects to exercise its option to a licensed target to research, develop, manufacture and commercialize Sirius Licensed Products, the Company will make a one-time $10.0 million payment per option exercise, each, a Sirius Option Payment, to Sirius. The Sirius Option Payment is payable up to two times. In addition, the Company will pay Sirius certain specified future development, regulatory and sales milestones of up to an aggregate of $300.0 million for the first Sirius Licensed Product relating to each licensed target to achieve the applicable milestone events, as well as tiered royalty payments in the mid-single digits to low double digits range on future sales of a commercialized Sirius Licensed Product. The royalty payments are subject to reduction under certain specified conditions set forth in the Sirius Agreement. In addition, at the Company’s sole election, such milestones may be paid in cash, common shares of the Company, or a combination thereof. The Company is solely responsible for all research, development, manufacturing and global commercialization activities and associated costs for the Sirius Licensed Products, as well as all associated costs related to Sirius activities set forth in any applicable research plan relating thereto.

Accounting for the Sirius Agreement

The Company determined that substantially all the fair value of the upfront payment under the Sirius Agreement was attributable to acquired in-process research and development for which there was no alternative future use and that no substantive processes were acquired that would constitute a business. As a result, the Company recorded $96.3 million to acquired in-process research and development in the condensed consolidated statement of operations and comprehensive loss. The $96.3 million represented the $25.0 million upfront cash payment to Sirius, as well as $71.3 million in expense related to the issuance of the Sirius Shares at a fair value of $38.68 per share, which was the fair value of the Company’s common shares on the effective date of the Sirius Agreement.

The Sirius Agreement includes components of collaborative arrangements as defined under ASC 808 and research and development costs as defined under ASC 730.

Specifically, development and commercialization costs for the Sirius Collaboration Products contain collaborative elements accounted for under ASC 808, and the related impact of cost sharing for the Sirius Collaboration Products under the Sirius Agreement is included within research and development expenses in the condensed consolidated statement of operations and comprehensive loss. Costs related to Sirius Licensed Products under the Sirius Agreement are included within research and development expenses in the consolidated statement of operations and comprehensive loss.

Research and development costs under the Sirius Agreement were not material for the three and six months ended June 30, 2025.

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

Letters of Credit

As of June 30, 2025, the Company had restricted cash of $11.5 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account, with $3.5 million included in “Prepaid expenses and other current assets” and $8.0 million included in “Restricted cash” on the Company’s condensed consolidated balance sheets as of June 30, 2025.

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

Contractual amounts due under license and intellectual property agreements are accrued and, if a contingency exists related to the interpretation of the amounts due under the license agreement, the Company recognizes a liability for the amount that is probable and estimable. When no amount within the range of potential payments is a better estimate than any other amount, the minimum amount in the range is accrued. In the second quarter of 2025, a third-party licensor formally engaged with the Company regarding certain matters under their intellectual property contracts with the Company that may lead to further actions that could result in additional amounts being owed by the Company to such third party. As of June 30, 2025, the Company is unable to provide an estimate of a reasonably possible loss or range of loss. The ultimate resolution of this matter could result in an outcome that is materially different from the amounts accrued as of June 30, 2025.

Under certain circumstances and if certain contingent future events occur, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement (as such term is defined in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q above). In addition, Vertex has the option to conduct research at its own cost in certain defined areas that, if beneficial to a program under the Vertex Hemoglobinopathy Agreements and the applicable product ultimately achieves regulatory approval, could result in the Company owing Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the program.

Under the A&R Vertex JDCA, as amended, for 2022, 2023 and 2024, the Company had an option to defer a portion of its share of costs if spending on the CASGEVY program exceeded specified amounts, which the Company exercised in each such year, resulting in deferred costs of $221.8 million, in the aggregate. Any deferred amounts under the A&R Vertex JDCA, as amended, are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be recognized by the Company when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of June 30, 2025, no contingent payments have been accrued to date.

The Company may be required to make future potential payments to Sirius under the Sirius Agreement defined and described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Potential payments to Sirius include (i) up to $20.0 million in Sirius Option Payments, (ii) up to $300.0 million in certain specified future development, regulatory and sales milestones for the first Sirius Licensed Product relating to each licensed target to achieve the applicable milestones, as well as tiered royalty payments in the mid-single digits to low double digits range on future sales of a commercialized Sirius Licensed Product, and (iii) up to $87.5 million in certain specified future development and regulatory milestones related to the Sirius Collaboration Products.

8. Share Capital

All of the Company’s common shares are authorized under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of June 30, 2025, the Company’s share capital consists of 91,747,997 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments and 19,537,850 registered common shares reserved for the Company’s employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiration of the capital band if earlier, up to an upper limit of CHF 3,142,094.52 by issuing a corresponding number of registered shares with a nominal value of CHF 0.03 each to be fully paid in. As of June 30, 2025, the number of shares that may be issued under the capital band is 12,988,487 registered common shares.

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

For the six months ended June 30, 2025, the Company issued and sold an aggregate of 0.2 million common shares under the 2021 ATM at an average price of $54.33 per share for aggregate proceeds of $8.7 million. Activity under the 2021 ATM was not material for the six months ended June 30, 2024. Equity issuance costs, excluding stamp taxes, were not material for the six months ended June 30, 2025 and 2024.

As of June 30, 2025, the Company has issued and sold an aggregate of 2.1 million common shares under the 2021 ATM at an average price of $117.41 per share for aggregate proceeds of $241.9 million, which were net of equity issuance costs of $3.3 million, excluding stamp taxes. As of June 30, 2025, common shares having aggregate gross proceeds up to $354.8 million remain available under the 2021 ATM.

From June 30, 2025 through the date of issuance of this Quarterly Report on Form 10-Q, the Company has issued and sold an aggregate of 2.3 million common shares under the 2021 ATM at an average price of $58.18 per share for aggregate proceeds of $130.7 million, which were net of equity issuance costs of $1.6 million. An additional $1.3 million of stamp taxes will be owed on this amount.

Share Issuance Agreement with Sirius Therapeutics

As described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company and Sirius entered into a share issuance agreement and the Company registered and issued 1,842,105 of the Company’s common shares to Sirius, nominal value CHF 0.03 per share, at an issue price of $38.00 per share as partial consideration for entering into the Sirius Agreement.

Additional Financings

In February 2024, the Company entered into an investment agreement for the sale of approximately $280.0 million of its common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. The Company received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

9. Stock-based Compensation

During the three and six months ended June 30, 2025 and 2024, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$7,805	$13,411	$17,537	$24,593
General and administrative	9,802	10,261	20,282	18,484
Total	$17,607	$23,672	$37,819	$43,077

Stock option activity

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2024	7,288,883	$58.07
Granted	1,040,255	41.58
Exercised	(108,465)	36.29
Cancelled or forfeited	(786,504)	62.22
Outstanding at June 30, 2025	7,434,169	$55.64
Exercisable at June 30, 2025	4,999,203	$58.15
Vested and expected to vest at June 30, 2025	7,434,169	$55.64

As of June 30, 2025, total unrecognized compensation expense related to stock options was $70.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

Restricted stock activity

The following table summarizes restricted stock activity for the six months ended June 30, 2025:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2024	2,397,643	$59.21
Granted	709,371	41.68
Vested	(501,884)	63.89
Cancelled or forfeited	(325,352)	56.81
Unvested balance at June 30, 2025	2,279,778	$53.07

As of June 30, 2025, total unrecognized compensation expense related to unvested restricted common shares was $86.4 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.8 years.

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

The Company did not include the securities in the following table in the computation of the net loss per share calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding options	7,434,169	7,304,423	7,434,169	7,304,423
Unvested restricted common shares	2,279,778	1,990,014	2,279,778	1,990,014
ESPP	24,606	21,219	24,606	21,219
Total	9,738,553	9,315,656	9,738,553	9,315,656

11. Income Taxes

During the three and six months ended June 30, 2025, the Company recorded an income tax provision of $1.3 million and $2.4 million, respectively, representing an effective tax rate of (0.6%) and (0.7%), respectively. During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $1.3 million and $2.0 million, respectively, representing an effective tax rate of (1.1%) and (0.9%), respectively. The income tax provision for the three and six months ended June 30, 2025 is primarily attributable to the income generated by the Company’s U.S. subsidiaries. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

On July 4, 2025, the “One Big Beautiful Bill Act” was enacted, introducing significant changes to the U.S. federal income tax code. Key provisions include modifications to the treatment of research and development, or R&D, expenditures, adjustments to interest deductibility, and changes to international tax rules that may affect the Company’s global structure. As a biotechnology company with substantial investments in early-stage R&D and clinical development, the Company is currently assessing the implications of the legislation, particularly the restoration of immediate expensing for qualified R&D. Due to the complexity of the legislation and the need for further regulatory guidance, the Company has not yet completed its analysis of the potential impact on its consolidated financial statements. No adjustments have been recorded related to the new law. The Company expects to finalize its evaluation and reflect any necessary changes in future periods. The Company will continue to monitor developments and assess the impact of the legislation on its deferred tax assets, effective tax rate, and long-term tax planning strategies.

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

The following table illustrates information about segment revenue, significant segment expenses and segment operating loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:	$892	$517	$1,757	$1,021
Less[1]:
Research and development expense[2]	59,732	64,129	120,065	126,480
Acquired in-process research and development[3]	96,253	—	96,253	—
General and administrative expense[4]	6,840	7,027	13,357	14,578
Collaboration expense, net	45,153	52,131	102,662	99,097
Stock-based compensation expense	17,607	23,672	37,819	43,077
Depreciation expense	4,631	4,818	9,349	9,637
Other segment items[5]	(20,775)	(24,852)	(33,203)	(48,849)
Segment net loss	(208,549)	(126,408)	(344,545)	(242,999)
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—	—	—
Consolidated net loss	(208,549)	(126,408)	(344,545)	(242,999)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) Research and development expense for the three and six months ended June 30, 2025 excludes $7.8 million and $17.5 million of stock-based compensation expense, respectively, and $2.4 million and $4.8 million of depreciation expense, respectively. Research and development expense for the three and six months ended June 30, 2024 excludes $13.4 million and $24.6 million of stock-based compensation expense, respectively, and $2.6 million and $5.3 million of depreciation expense, respectively.

(3) Acquired in-process research and development expense for the three and six months ended June 30, 2025 relates to expense of $25.0 million related to the upfront cash payment to Sirius, as well as expense of $71.3 million related to the issuance of the Company’s common shares issued to Sirius as part of the Sirius Agreement described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(4) General and administrative expense for the three and six months ended June 30, 2025 excludes $9.8 million and $20.3 million of stock-based compensation expense, respectively, and $2.3 million and $4.6 million of depreciation expense, respectively. General and administrative expense for the three and six months ended June 30, 2024 excludes $10.3 million and $18.5 million of stock-based compensation expense, respectively, and $2.2 million and $4.4 million of depreciation expense, respectively.

(5) Other segment items include interest income, net, the change in fair value of corporate equity securities and income tax expense.

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

Hemoglobinopathies

CASGEVY

CASGEVY is a non-viral, ex vivo CRISPR/Cas9 gene-edited cell therapy, in which a patient’s own hematopoietic stem and progenitor cells are edited at the erythroid specific enhancer region of the BCL11A gene through a precise double-strand break. This edit results in the production of high levels of fetal hemoglobin in red blood cells, which can compensate for the defective adult hemoglobin in patients with sickle cell disease, or SCD, or transfusion-dependent beta thalassemia, or TDT. CASGEVY is the first therapy to emerge from our strategic partnership with Vertex and is being advanced under a joint development and commercialization agreement between us and Vertex and certain of its affiliates.

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, European Union, Great Britain, Kingdom of Saudi Arabia, Kingdom of Bahrain, Qatar, Canada, Switzerland, and the United Arab Emirates for the treatment of eligible patients 12 years and older with SCD or TDT. We and Vertex continue to investigate CASGEVY, including in (1) three clinical trials designed to assess the safety and efficacy of a single dose of CASGEVY in patients 12 to 35 years of age with severe SCD and TDT, respectively, (2) two clinical trials in patients 5 to 11 years of age, one in severe SCD and a second in TDT, and (3) long-term follow-up clinical trials designed to follow participants for up to 15 years after CASGEVY infusion. CASGEVY safety data presented to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

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

In Vivo

Our in vivo gene editing strategy focuses on gene disruption and whole gene correction – the two technologies required to address the vast majority of the most prevalent severe monogenic diseases as well as many common diseases. We have established a leading platform for in vivo gene editing and are rapidly advancing a pipeline of in vivo gene editing candidates targeting major unmet needs in cardiovascular and metabolic diseases using our proprietary lipid nanoparticle, or LNP, delivery platform. Our first in vivo programs target the liver, taking advantage of validated LNP delivery technologies, and aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association.

Cardiovascular and metabolic diseases

Our first two in vivo programs utilizing our proprietary LNP platform, CTX310 and CTX320, aim to address cardiovascular disease by disrupting the validated targets angiopoietin-like protein 3, or ANGPTL3, and lipoprotein (a), or Lp(a), respectively.

CTX310 is being investigated in an ongoing Phase 1 first-in-human clinical trial targeting ANGPTL3, a gene that encodes for key protein involved in the regulation of low-density lipoprotein and triglyceride levels, in four patient groups: homozygous familial hypercholesterolemia, severe hypertriglyceridemia, heterozygous familial hypercholesterolemia, or mixed dyslipidemias. Both low-density lipoprotein and triglyceride are validated surrogate endpoints accepted by regulatory agencies. In June 2025, we reported additional data for CTX310, demonstrating dose-dependent reductions in ANGPTL3, triglyceride and low-density lipoprotein following a single administration of CTX310. As dose-range finding continues, data to date demonstrate peak reductions of up to 82% in triglyceride and low-density lipoprotein reductions of up to 86% at dose level 4 without any clinically significant changes in liver enzymes and a safety and tolerability profile consistent with previous findings.

CTX320 is being investigated in an ongoing Phase 1 clinical trial targeting LPA, the gene encoding apo(a), a critical component of Lp(a), in patients with elevated Lp(a), a genetically determined risk factor associated with increased incidence of major adverse cardiovascular events.

Additional candidates

Building upon CTX310 and CTX320, we are progressing CTX340, targeting angiotensinogen for refractory hypertension, as well as CTX450, targeting 5’-aminolevulinate synthase 1 for acute hepatic porphyria, through preclinical studies. CTX340 and CTX450 are currently progressing through IND/CTA-enabling studies. In addition, we have programs focused on gene correction in the liver, including programs leveraging technologies developed by our CRISPR-X research team. Finally, we are pursuing additional delivery technologies, including LNPs, for delivery to tissues beyond the liver, including hematopoietic stem cells.

SRSD107

In May 2025, we entered into a strategic collaboration with Sirius Therapeutics and certain of its affiliates, or Sirius, pursuant to which, among other things, we and Sirius will jointly develop and commercialize small interfering RNA, or siRNA therapies, beginning with SRSD107. SRSD107 is a next generation, long-acting siRNA designed to selectively inhibit human coagulation factor

XI, or FXI, a key driver of pathological thrombosis with minimal impact on normal hemostasis. By targeting FXI, SRSD107 aims to reduce thrombotic events while minimizing the risk of bleeding, representing a differentiated approach compared to Factor Xa inhibitors. In addition, SRSD107 may offer the potential for reversibility not observed with other anti-Factor XI modalities. The addressable population for SRSD107 includes patients with atrial fibrillation, venous thromboembolism, cancer-associated thrombosis, chronic Coronary Artery Disease, chronic Peripheral Vascular Disease, end-stage renal disease requiring hemodialysis, and patients undergoing major orthopedic surgery, where bleeding risk limits existing therapies.

Two Phase 1 clinical trials of SRSD107 have been completed by Sirius, and single doses of SRSD107 have been well tolerated. SRSD107 demonstrated robust pharmacodynamic effects, including reductions of over 93% in FXI levels and FXI activity, along with more than a twofold increase in activated partial thromboplastin time relative to baseline. These effects were sustained, with responses maintained for up to six months post-dosing. In July 2025, the European Medicines Agency authorized the initiation of a Phase 2 clinical trial of SRSD107 for thromboembolic disorders. The study is designed to evaluate the safety and efficacy of SRSD107 in preventing venous thromboembolism in patients undergoing total knee arthroplasty and aims to confirm its anticoagulant potential.

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

Diabetes

Beginning in 2018, we partnered with ViaCyte, Inc., or ViaCyte (now a wholly-owned subsidiary of Vertex), to pursue the discovery, development and commercialization of gene-edited allogeneic stem cell therapies for the treatment of diabetes. In 2023, ViaCyte elected to opt-out of the collaboration with us for the co-development and co-commercialization of gene-edited stem cell therapies for the treatment of diabetes. Per the opt-out terms, the ongoing collaboration assets will be wholly owned by us, subject to a royalty on future sales owed to ViaCyte. Our product candidate, CTX211, being developed for the potential treatment of T1D, resulted from this collaboration, and which we are continuing to advance in a Phase 1 clinical trial. Additionally, in 2023, we entered into a non-exclusive license agreement with Vertex for Vertex to utilize certain of our gene-editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of T1D, diabetes type 2 or insulin dependent/requiring diabetes throughout the world. To date, we have recognized revenue of $205.0 million in upfront and milestone payments and remain eligible to receive additional research and development milestones and royalties on future products under the license.

Sirius Therapeutics

In May 2025, we entered into a collaboration, option and license agreement, or the Sirius Agreement, with Sirius, pursuant to which, among other things, we and Sirius will collaborate on the research, development, manufacture, commercialization and use of the Sirius Collaboration Products; and (2) Sirius granted us options to exclusively license Sirius siRNA technology to target up to two licensed targets from a list of seven reserved targets for the research, develop, manufacture and commercialization of Sirius Licensed Products, in exchange for the potential to receive certain option fees, milestone payments and royalties. In connection with entering into the Sirius Agreement, we made an upfront cash payment to Sirius of $25.0 million and also entered into a share issuance agreement with Sirius, pursuant to which we agreed to issue to Sirius the Sirius Shares.

With respect to Sirius Collaboration Products, we and Sirius will share equally all development and commercialization costs. For the first collaboration product candidate successfully developed, we will be the lead party responsible for commercialization efforts in the United States and Sirius will be the lead party responsible for commercialization efforts in Greater China. The parties will share equally the net profits and net losses incurred under the Sirius Agreement with respect to all Sirius Collaboration Products, except in the event that a party opts out of the joint development and commercialization. We will also pay Sirius future one-time development and regulatory milestones with respect to Sirius Collaboration Products that achieve the applicable milestone events.

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

Financial Overview

Since our inception in October 2013, we have devoted substantially all of our resources to our research and development efforts, identifying potential product candidates, undertaking drug discovery and preclinical development activities, building and protecting our intellectual property estate, establishing internal manufacturing capabilities, organizing and staffing our company, business development activities, business planning, raising capital and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred shares, common share issuances, convertible loans and payments related to certain of our license and collaboration agreements with strategic partners.

We have a history of recurring losses and expect to continue to incur losses for the foreseeable future; however, we have been in a net income position in certain previous years due to certain payments associated with our collaboration and license agreements with Vertex. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; pursue business development activities; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; seek regulatory approval for our product candidates; maintain, defend, protect and expand our intellectual property estate; further develop our gene editing platform; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; continue to develop internal manufacturing capabilities and infrastructure; and incur additional costs associated with operating as a public company.

Revenue Recognition

We have not generated any revenue to date from sales of any wholly-owned product and do not expect to do so in the near future. Revenue recognized for the three and six months ended June 30, 2025 and 2024 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 11, 2025, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
•
consultant fees;
•
facility costs, including rent, depreciation and maintenance expenses; and
•
fees and other payments related to acquiring and maintaining licenses under certain of our third-party licensing agreements.

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

Acquired In-Process Research and Development Expenses

Asset acquisition costs related to acquired technology are expensed as acquired in-process research and development at the point that they have no established alternative future use. We classify asset acquisitions of acquired in-process research and development as investing activities on our condensed consolidated statements of cash flows.

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

Results of Operations

Comparison of three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Period to Period
	2025	2024	Change
Revenue:
Collaboration revenue	$—	$—	$—
Grant revenue	892	517	375
Total revenue	892	517	375
Operating expenses:
Research and development	69,894	80,165	(10,271)
Acquired in-process research and development	96,253	—	96,253
General and administrative	18,916	19,481	(565)
Collaboration expense, net	45,153	52,131	(6,978)
Total operating expenses	230,216	151,777	78,439
Loss from operations	(229,324)	(151,260)	(78,064)
Other income, net	22,067	26,139	(4,072)
Loss before income taxes	(207,257)	(125,121)	(82,136)
Provision for income taxes	(1,292)	(1,287)	(5)
Net loss	$(208,549)	$(126,408)	$(82,141)

Collaboration Revenue

There was no collaboration revenue for the three months ended June 30, 2025 and 2024. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $69.9 million for the three months ended June 30, 2025, compared to $80.2 million for the three months ended June 30, 2024. The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Period to Period
	2025	2024	Change
External research and development expenses	$20,831	$18,633	$2,198
Employee-related expenses	16,968	18,975	(2,007)
Facility expenses	23,265	25,065	(1,800)
Stock-based compensation expenses	7,805	13,411	(5,606)
Other expenses	297	503	(206)
Sublicense and license fees	728	3,578	(2,850)
Total research and development expenses	$69,894	$80,165	$(10,271)

The decrease of approximately $10.3 million was primarily attributable to the following:

•
$7.6 million of decreased employee-related expenses, including stock-based compensation expenses;
•
$2.8 million of decreased sublicense and license fees, primarily attributable to a decrease in research and development licenses and milestones payable under certain strategic partnerships and other research and development agreements;
•
$1.8 million of decreased facility expenses primarily driven by lower laboratory-related costs; offset by
•
$2.2 million of increased external research and development costs, primarily associated with an increase in variable external research and manufacturing costs.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $96.3 million for the three months ended June 30, 2025. There was no acquired in-process research and development expenses for the three months ended June 30, 2024. The $96.3 million acquired in-process research and development expense is attributable to the costs incurred upon entering the Sirius Agreement during the second quarter of 2025, as described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

General and Administrative Expenses

General and administrative expenses were $18.9 million for the three months ended June 30, 2025, compared to general and administrative expenses of $19.5 million for the three months ended June 30, 2024. The decrease of approximately $0.6 million was primarily associated with a decrease in intellectual property costs, offset by an increase in facilities-related costs.

Collaboration Expense, Net

Collaboration expense, net, was $45.2 million for the three months ended June 30, 2025, compared to $52.1 million for the three months ended June 30, 2024. The decrease of approximately $6.9 million in collaboration expense, net, was primarily attributable to an increase in our share of CASGEVY revenue, as well as a decrease in operating expenses for the program.

Other Income, Net

Other income was $22.1 million for the three months ended June 30, 2025, compared to $26.1 million of income for the three months ended June 30, 2024. The decrease of approximately $4.0 million was primarily due to the change in fair value of corporate equity securities during the three months ended June 30, 2025, as well as a decrease in interest income earned on cash, cash equivalents and marketable securities for the three months ended June 30, 2025.

Comparison of six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Period to Period
	2025	2024	Change
Revenue:
Collaboration revenue	$—	$—	$—
Grant revenue	1,757	1,021	736
Total revenue	1,757	1,021	736
Operating expenses:
Research and development	142,378	156,338	(13,960)
Acquired in-process research and development	96,253	—	96,253
General and administrative	38,212	37,434	778
Collaboration expense, net	102,662	99,097	3,565
Total operating expenses	379,505	292,869	86,636
Loss from operations	(377,748)	(291,848)	(85,900)
Other income, net	35,604	50,860	(15,256)
Loss before income taxes	(342,144)	(240,988)	(101,156)
Provision for income taxes	(2,401)	(2,011)	(390)
Net loss	$(344,545)	$(242,999)	$(101,546)

Collaboration Revenue

There was no collaboration revenue for the six months ended June 30, 2025 and 2024. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $142.4 million for the six months ended June 30, 2025, compared to $156.3 million for the six months ended June 30, 2024. The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Period to Period
	2025	2024	Change
External research and development expenses	$38,686	$37,708	$978
Employee related expenses	36,700	39,571	(2,871)
Facility expenses	47,224	47,835	(611)
Stock-based compensation expenses	17,537	24,593	(7,056)
Other expenses	705	860	(155)
Sublicense and license fees	1,526	5,771	(4,245)
Total research and development expenses	$142,378	$156,338	$(13,960)

The decrease of approximately $14.0 million was primarily attributable to the following:

•
$9.9 million of decreased employee-related expenses, including stock-based compensation expenses; and

•
$4.2 million of decreased sublicense and license fees, primarily attributable to a decrease in research and development licenses and milestones payable under certain strategic partnerships and other research and development agreements.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $96.3 million for the six months ended June 30, 2025. There was no acquired in-process research and development expenses for the six months ended June 30, 2024. The $96.3 million acquired in-process research and development expense is attributable to the costs incurred upon entering the Sirius Agreement during the second quarter of 2025, as described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

General and Administrative Expenses

General and administrative expenses were $38.2 million for the six months ended June 30, 2025, compared to general and administrative expenses of $37.4 million for the six months ended June 30, 2024. The increase of approximately $0.8 million was primarily associated with an increase in stock-based compensation expense, offset by a decrease in intellectual property costs.

Collaboration Expense, Net

Collaboration expense, net, was $102.7 million for the six months ended June 30, 2025, compared to $99.1 million for the six months ended June 30, 2024. The increase of approximately $3.6 million in collaboration expense, net, was primarily attributable to an increase in our share of CASGEVY revenue, offset by an increase in costs associated with the commercial launch of CASGEVY.

Other Income, Net

Other income was $35.6 million for the six months ended June 30, 2025, compared to $50.9 million of income for the six months ended June 30, 2024. The decrease of approximately $15.3 million was primarily due to the change in fair value of corporate equity securities during the six months ended June 30, 2025, as well as a decrease in interest income earned on cash, cash equivalents and marketable securities for the six months ended June 30, 2025.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of June 30, 2025, we had $1,721.2 million in cash, cash equivalents and marketable securities, of which approximately $83.5 million was held outside of the United States, and an accumulated deficit of $1,710.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

For the six months ended June 30, 2025, we issued and sold an aggregate of 0.2 million common shares under the 2021 ATM at an average price of $54.33 per share for aggregate proceeds of $8.7 million. Activity under the 2021 ATM was not material for the six months ended June 30, 2024. Equity issuance costs related to the 2021 ATM, excluding stamp taxes, were not material for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, the Company has issued and sold an aggregate of 2.1 million common shares under the 2021 ATM at an average price of $117.41 per share for aggregate proceeds of $241.9 million, which were net of equity issuance costs of $3.3 million, excluding stamp taxes. As of June 30, 2025, common shares having aggregate gross proceeds up to $354.8 million remain available under the 2021 ATM.

From June 30, 2025 through the date of issuance of this Quarterly Report on Form 10-Q, we have issued and sold an aggregate of 2.3 million common shares under the 2021 ATM at an average price of $58.18 per share for aggregate proceeds of $130.7 million, which were net of equity issuance costs of $1.6 million. An additional $1.3 million of stamp taxes will be owed on this amount.

Share Issuance Agreement with Sirius Therapeutics

As described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and Sirius entered into a share issuance agreement and we registered and issued 1,842,105 common shares to Sirius, nominal value CHF 0.03 per share, at an issue price of $38.00 per share as partial consideration for entering into the Sirius Agreement.

Additional Financings

In February 2024, we entered into an investment agreement for the sale of approximately $280.0 million of our common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. We received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, manufacturing activities, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution, filing, defense and intellectual property maintenance costs, business development activities, and general overhead costs, including costs associated with operating as a public company. We expect to continue to incur operating expenses consistent with costs associated with research and development companies of our size and stage of development, which may increase in the future to support continued research and development activities and potential commercialization of our product candidates.

Although we and our partner, Vertex, have received marketing approvals for CASGEVY in certain jurisdictions, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future. Most of our programs are still in early stages of research and development and the outcome of our efforts is uncertain, and we cannot estimate the actual amounts necessary to successfully complete the development, manufacture and commercialization of any current or future product candidates, if approved, or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity financings, debt financings and payments received in connection with our collaboration and license agreements. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable to us to do so. However, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event, including resulting from the uncertain geopolitical environment, global trade policy and global economic conditions, could materially and adversely affect our business and the value of our common shares. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through license or collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Six Months Ended June 30,		Period to Period
	2025	2024	Change
Net cash (used in) provided by operating activities	$(167,827)	$14,170	$(181,997)
Net cash provided by (used in) investing activities	50,222	(224,705)	274,927
Net cash provided by financing activities	12,846	305,468	(292,622)
Effect of exchange rate changes on cash	121	(9)	130
Net (decrease) increase in cash	$(104,638)	$94,924	$(199,562)

Operating Activities

Net cash used in operating activities was $167.8 million for the six months ended June 30, 2025, compared to cash provided by operating activities of $14.2 million for the six months ended June 30, 2024. The $182.0 million increase in net cash used in operating activities was primarily driven by a decrease in net changes of operating assets and liabilities of $182.6 million, primarily due to the impact of receivables from Vertex which were paid in the period ($200.0 million paid in the first quarter of 2024 compared to $25.0 million paid in the first quarter of 2025). Additionally, non-cash expense increased by $102.2 million, primarily driven by expense related to the upfront payment as part of the Sirius Agreement described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Further, our net loss position increased by $101.5 million, from a net loss of $243.0 million for the six months ended June 30, 2024 compared to a net loss of $344.5 million for the six months ended June 30, 2025.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $50.2 million, compared to net cash used in investing activities of $224.7 million for the six months ended June 30, 2024. The decrease in net cash used in investing activities was primarily driven by a net increase in maturities of our marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $12.8 million, compared with $305.5 million for the six months ended June 30, 2024. Net cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of $8.7 million in net proceeds from the sale of common shares issued in connection with our 2021 ATM, as well as option exercise proceeds, net of issuance costs. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of proceeds from the sale of approximately $280.0 million of our common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. We received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2025 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 11, 2025, with the exception of the new policy for acquired in-process research and development expenses, as well as changes to our policy around collaboration arrangements which was disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025.

Acquired In-process Research and Development Expenses

In-process research and development that is acquired in a transaction that does not qualify as a business combination under U.S. GAAP and that does not have an alternative future use is recorded as “Acquired in-process research and development” in our condensed consolidated statements of operations and comprehensive loss.

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

Collaboration costs specific to the Vertex Hemoglobinopathy Agreements accounted for under ASC 808 are presented within “collaboration expense, net” in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Vertex Hemoglobinopathy Agreements.

Recent Accounting Pronouncements

Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $1,721.2 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2025 and 2024.

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

As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risks described in our Annual Report on Form 10-K and any quarterly report on Form 10-Q, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 11, 2025 and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 6, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) Not applicable.

(c) From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

On June 10, 2025, Samarth Kulkarni, Ph.D., our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement with respect to the sale of up to an aggregate of 75,000 common shares of the Company pursuant to the terms of such trading plan. Dr. Kulkarni’s Rule 10b5-1 trading arrangement is active through March 31, 2026.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document

10.1*†^	Collaboration, Option and License Agreement, dated May 19, 2025, by and between CRISPR Therapeutics AG, Sirius Therapeutics and Sirius Therapeutics, Inc.

10.2†	Form of Share Issuance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

CRISPR Therapeutics AG

Dated: August 4, 2025	By:	/s/ Samarth Kulkarni
Samarth Kulkarni, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2025	By:	/s/ Raju Prasad
Raju Prasad, Ph.D.
Chief Financial Officer
(Principal Financial Officer)