Form 10-Q
period 2025-09-30
CRISPR Therapeutics AG
filed 2025-11-10
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 6, 2025, there were 95,300,233 shares of registrant’s common shares outstanding.

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

“CRISPR Therapeutics®” standard character mark and design logo, “CRISPRX™,” “CRISPR TX™,” “CTX112™,” “CTX131™,” “CTX211™,” “CTX213™,” “CTX310®,” “CTX320™,” “CTX340™,” “CTX450™,” “CTX460™” and SyNTase™ are trademarks and registered trademarks of CRISPR Therapeutics AG. CASGEVY® and the CASGEVY logo are registered trademarks of Vertex Pharmaceuticals Incorporated, and Vertex Pharmaceuticals Incorporated is the manufacturer and exclusive license holder of CASGEVY. All other trademarks and registered trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our strategic plans to develop and, if approved, subsequently commercialize any product candidates we may develop, including plans and expectations for the commercialization of, and anticipated benefits of, CASGEVY, as well as plans for patient access to CASGEVY;
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
•
the therapeutic value, development, and commercial potential of gene editing technologies and therapies, including CRISPR/Cas9 and SyNTase, as well as other technologies we develop and use; and
•
the volatility of capital markets and unfavorable macroeconomic conditions resulting from factors including rising inflation, international tariffs, interest rate and currency rate fluctuations, economic sanctions and economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$286,497	$298,257
Marketable securities	1,629,213	1,605,569
Accounts receivable	—	25,000
Prepaid expenses and other current assets	13,382	8,306
Total current assets	1,929,092	1,937,132
Property and equipment, net	120,831	134,093
Marketable securities, non-current	28,412	—
Restricted cash	8,006	11,519
Operating lease assets	134,659	143,461
Other non-current assets	24,308	15,829
Total assets	$2,245,308	$2,242,034
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,798	$14,709
Accrued expenses	84,182	41,072
Deferred revenue, current	1,295	3,845
Accrued tax liabilities	3,426	451
Operating lease liabilities	18,256	17,288
Other current liabilities	—	10,417
Total current liabilities	118,957	87,782
Deferred revenue, non-current	12,323	12,323
Operating lease liabilities, net of current portion	192,768	206,405
Other non-current liabilities	5,278	3,444
Total liabilities	329,326	309,954
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 132,477,166 shares authorized at September 30, 2025 and at December 31, 2024, 93,998,110 and 85,912,297 shares issued at September 30, 2025 and December 31, 2024, respectively, 93,872,794 and 85,741,981 shares outstanding at September 30, 2025 and December 31, 2024, respectively	3,013	2,698
Treasury shares, at cost, 125,316 and 170,316 shares at September 30, 2025 and December 31, 2024, respectively	(60)	(62)
Additional paid-in capital	3,724,981	3,293,556
Accumulated deficit	(1,816,938)	(1,365,952)
Accumulated other comprehensive income	4,986	1,840
Total shareholders’ equity	1,915,982	1,932,080
Total liabilities and shareholders’ equity	$2,245,308	$2,242,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$—	$—	$—	$—
Grant revenue	889	602	2,646	1,623
Total revenue	889	602	2,646	1,623
Operating expenses:
Research and development	58,902	82,160	201,280	238,498
Acquired in-process research and development	—	—	96,253	—
General and administrative	16,931	17,419	55,143	54,853
Collaboration expense, net	57,115	11,153	159,777	110,250
Total operating expenses	132,948	110,732	512,453	403,601
Loss from operations	(132,059)	(110,130)	(509,807)	(401,978)
Other income:
Other income, net	26,237	25,064	61,841	75,924
Total other income, net	26,237	25,064	61,841	75,924
Net loss before income taxes	(105,822)	(85,066)	(447,966)	(326,054)
Provision for income taxes	(619)	(876)	(3,020)	(2,887)
Net loss	(106,441)	(85,942)	(450,986)	(328,941)
Foreign currency translation adjustment	(28)	76	94	66
Unrealized gain on marketable securities	973	13,368	3,052	8,586
Comprehensive loss	$(105,496)	$(72,498)	$(447,840)	$(320,289)

Net loss per common share — basic	$(1.17)	$(1.01)	$(5.12)	$(3.92)
Basic weighted-average common shares outstanding	91,305,337	85,234,926	88,124,241	83,988,063
Net loss per common share — diluted	$(1.17)	$(1.01)	$(5.12)	$(3.92)
Diluted weighted-average common shares outstanding	91,305,337	85,234,926	88,124,241	83,988,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	80,044,378	$2,497	170,316	$(62)	$2,878,155	$(999,700)	$1,913	$1,882,803
Issuance of common stock, net of issuance costs of $3.8 million	3,929,610	132	—	—	277,015	—	—	277,147
Vesting of restricted shares	214,913	7	—	—	—	—	—	7
Exercise of vested options, net of issuance costs of $0.6 million	632,683	22	—	—	23,844	—	—	23,866
Purchase of common stock under ESPP	16,026	—	—	—	764	—	—	764
Stock-based compensation expense	—	—	—	—	19,405	—	—	19,405
Other comprehensive loss	—	—	—	—	—	—	(3,465)	(3,465)
Net loss	—	—	—	—	—	(116,591)	—	(116,591)
Balance at March 31, 2024	84,837,610	$2,658	170,316	$(62)	$3,199,183	$(1,116,291)	$(1,552)	$2,083,936
Vesting of restricted shares	163,013	6	—	—	—	—	—	6
Exercise of vested options, net of issuance costs of $0.2 million	44,878	1	—	—	1,069	—	—	1,070
Stock-based compensation expense	—	—	—	—	23,672	—	—	23,672
Other comprehensive loss	—	—	—	—	—	—	(1,327)	(1,327)
Net loss	—	—	—	—	—	(126,408)	—	(126,408)
Balance at June 30, 2024	85,045,501	$2,665	170,316	$(62)	$3,223,924	$(1,242,699)	$(2,879)	$1,980,949
Issuance of common stock	97,040	$4	—	$—	$5,939	$-	$-	$5,943
Vesting of restricted shares	10,500	1	—	—	—	—	—	1
Exercise of vested options	161,516	14	—	—	2,732	—	—	2,746
Purchase of common stock under ESPP	21,219	—	—	—	974	—	—	974
Stock-based compensation expense	—	—	—	—	21,543	—	—	21,543
Other comprehensive income	—	—	—	—	—	—	13,444	13,444
Net loss	—	—	—	—	—	(85,942)	—	(85,942)
Balance at September 30, 2024	85,335,776	$2,684	170,316	$(62)	$3,255,112	$(1,328,641)	$10,565	$1,939,658

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	85,741,981	$2,698	170,316	$(62)	$3,293,556	$(1,365,952)	$1,840	$1,932,080
Issuance of common stock, net of issuance costs of $0.1 million	162,482	5	—	—	8,632	—	—	8,637
Vesting of restricted shares	396,943	15	—	—	—	—	—	15
Exercise of vested options, net of issuance costs of $0.2 million	39,996	3	—	—	1,261	—	—	1,264
Purchase of common stock under ESPP	19,522	—	—	—	653	—	—	653
Stock-based compensation expense	—	—	—	—	20,212	—	—	20,212
Other comprehensive income	—	—	—	—	—	—	2,295	2,295
Net loss	—	—	—	—	—	(135,996)	—	(135,996)
Balance at March 31, 2025	86,360,924	$2,721	170,316	$(62)	$3,324,314	$(1,501,948)	$4,135	$1,829,160
Issuance of common stock, net of issuance costs of $0.7 million	1,842,105	65	—	—	70,540	—	—	70,605
Vesting of restricted shares	104,941	5	—	—	—	—	—	5
Exercise of vested options, net of issuance costs of $0.1 million	68,469	3	—	—	2,388	—	—	2,391
Stock-based compensation expense	—	—	—	—	17,607	—	—	17,607
Other comprehensive loss	—	—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(208,549)	—	(208,549)
Balance at June 30, 2025	88,376,439	$2,794	170,316	$(62)	$3,414,849	$(1,710,497)	$4,041	$1,711,125
Issuance of common stock, net of issuance costs of $6.5 million	4,899,409	198	—	—	275,120	—	—	275,318
Vesting of restricted shares	88,703	3	—	—	—	—	—	3
Exercise of vested options, net of issuance costs of $0.3 million	483,637	18	(45,000)	2	17,585	—	—	17,605
Purchase of common stock under ESPP	24,606	—	—	—	823	—	—	823
Stock-based compensation expense	—	—	—	—	16,604	—	—	16,604
Other comprehensive income	—	—	—	—	—	—	945	945
Net loss	—	—	—	—	—	(106,441)	—	(106,441)
Balance at September 30, 2025	93,872,794	$3,013	125,316	$(60)	$3,724,981	$(1,816,938)	$4,986	$1,915,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(450,986)	$(328,941)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	13,818	14,417
Equity-based compensation	54,423	64,620
Other non-cash items, net	(15,214)	(23,463)
Acquired in-process research and development	96,253	—
Changes in:
Accounts receivable	25,000	200,000
Prepaid expenses and other assets	(515)	5,109
Accounts payable and accrued expenses	40,473	(19,433)
Deferred revenue	(2,550)	(1,311)
Operating lease assets and liabilities	(3,867)	(3,380)
Other liabilities, net	(9,296)	(361)
Net cash used in operating activities	(252,461)	(92,743)
Investing activities:
Purchase of property, plant and equipment	(397)	(1,647)
Purchase of in-process research and development	(25,000)	—
Investment in equity securities	(9,700)	(20,385)
Purchases of marketable securities	(745,197)	(1,199,072)
Maturities of marketable securities	711,290	834,795
Net cash used in investing activities	(69,004)	(386,309)
Financing activities:
Proceeds from issuance of common shares, net of issuance costs	286,599	285,736
Proceeds from exercise of options and ESPP contributions, net of issuance costs	23,013	29,372
Net cash provided by financing activities	309,612	315,108
Effect of exchange rate changes on cash	94	66
Decrease in cash	(11,759)	(163,878)
Cash, cash equivalents and restricted cash, beginning of period	309,776	401,068
Cash, cash equivalents and restricted cash, end of period	$298,017	$237,190
Supplemental disclosure of non-cash investing and financing activities
Equity issuance costs in accounts payable, accrued expenses, and other long-term liabilities	$6,680	$3,005
Acquired in-process research and development expense related to issuance of common shares	$71,253	$—

	As of September 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2025	2024
Cash and cash equivalents	$286,497	$225,670
Prepaid expenses and other current assets	3,514	—
Restricted cash	8,006	11,520
Cash, cash equivalents and restricted cash at end of period	$298,017	$237,190

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and nine-month interim periods ended September 30, 2025 and 2024.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 11, 2025 and discussed in Note 1 in the condensed consolidated financial statements in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2025 with respect to acquired in-process research and development expenses and changes to the Company’s policy around collaboration arrangements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date. ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at September 30, 2025 and December 31, 2024 (in thousands), which are recorded at fair value. The table below excludes $201.9 million and $193.9 million of cash at September 30, 2025 and December 31, 2024, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Cash equivalents:
Money market funds	$82,068	$—	$—	$82,068
Commercial paper	2,499	—	—	2,499
Total cash equivalents	84,567	—	—	84,567
Marketable securities:
Corporate debt securities	1,097,526	4,250	(93)	1,101,683
Certificates and term deposits	182,469	—	—	182,469
Government-sponsored enterprise securities	276,625	714	(4)	277,335
Commercial paper	82,517	26	(9)	82,534
Total marketable debt securities	1,639,137	4,990	(106)	1,644,021
Corporate equity securities	10,386	3,218	—	13,604
Total marketable securities	1,649,523	8,208	(106)	1,657,625
Total cash equivalents and marketable securities	$1,734,090	$8,208	$(106)	$1,742,192
December 31, 2024
Cash equivalents:
Money market funds	$74,155	$—	$—	$74,155
Corporate debt securities	882	—	—	882
Commercial paper	29,271	—	(9)	29,262
Total cash equivalents	104,308	—	(9)	104,299
Marketable securities:
U.S. Treasury securities	5,936	2	—	5,938
Corporate debt securities	1,136,255	3,442	(1,592)	1,138,105
Certificates of deposit	52,372	—	—	52,372
Government-sponsored enterprise securities	266,877	482	(497)	266,862
Commercial paper	127,805	34	(39)	127,800
Total marketable debt securities	1,589,245	3,960	(2,128)	1,591,077
Corporate equity securities	10,387	4,600	(495)	14,492
Total marketable securities	1,599,632	8,560	(2,623)	1,605,569
Total cash equivalents and marketable securities	$1,703,940	$8,560	$(2,632)	$1,709,868

The following table summarizes the net unrealized gain (loss) recorded on marketable debt and equity securities during the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Unrealized gain recorded on marketable debt securities	$1.0	$13.4	$3.1	$8.6
Unrealized gain (loss) recorded on marketable equity securities	5.5	—	(0.9)	—

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

The following table summarizes the net unrealized gain (loss) position of the Company’s marketable debt and equity securities as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Unrealized gain position of marketable debt securities	$4.9	$1.8
Unrealized gain position of marketable equity securities	3.2	4.1

The following table summarizes the aggregate fair value of marketable debt securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024 by the length of time the security has been in a loss position (in millions):

	September 30, 2025	December 31, 2024
Debt securities in an unrealized loss position for 12 months or less	$125.9	$451.9
Debt securities in an unrealized loss position for more than 12 months	40.4	31.8
Total debt securities in an unrealized loss position	$166.3	$483.7

As of September 30, 2025, there were $28.4 million in marketable debt securities in an unrealized loss position for more than twelve months with maturities beyond one year. As of December 31, 2024, no marketable debt securities in an unrealized loss position for more than twelve months had maturities beyond one year.

The Company determined that there is no material credit risk associated with the above investments as of September 30, 2025. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and nine months ended September 30, 2025 and 2024. No available-for-sale debt securities held as of September 30, 2025 had remaining maturities greater than thirty months.

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $22.6 million and $12.9 million as of September 30, 2025 and December 31, 2024, respectively, and are classified within other non-current assets on the condensed consolidated balance sheets. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three and nine months ended September 30, 2025 and 2024 related to these equity securities.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at
	September 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$201,930	$201,930	$—	$—
Money market funds	82,068	82,068	—	—
Commercial paper	2,499	—	2,499	—
Marketable securities:
Corporate debt securities	1,101,683	—	1,101,683	—
Certificates and term deposits	182,469	—	182,469	—
Government-sponsored enterprise securities	277,335	—	277,335	—
Commercial paper	82,534	—	82,534	—
Corporate equity securities	13,604	577	13,027	—
Total	$1,944,122	$284,575	$1,659,547	$—

	Fair Value Measurements at
	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$193,958	$193,958	$—	$—
Money market funds	74,155	74,155	—	—
Corporate debt securities	882	—	882	—
Commercial paper	29,262	—	29,262	—
Marketable securities:
U.S. Treasury securities	5,938	—	5,938	—
Corporate debt securities	1,138,105	—	1,138,105	—
Certificates of deposit	52,372	—	52,372	—
Government-sponsored enterprise securities	266,862	—	266,862	—
Commercial paper	127,800	—	127,800	—
Corporate equity securities	14,492	2,391	12,101	—
Total	$1,903,826	$270,504	$1,633,322	$—

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

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Computer equipment	$4,344	$3,833
Furniture, fixtures and other	8,554	8,554
Laboratory equipment	41,897	42,008
Leasehold improvements	145,852	145,852
Construction work in process	5,797	6,118
Total property and equipment, gross	206,444	206,365
Accumulated depreciation	(85,613)	(72,272)
Total property and equipment, net	$120,831	$134,093

Depreciation expense for the three and nine months ended September 30, 2025 was $4.4 million and $13.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2024 was $4.8 million and $14.4 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Payroll and employee-related costs	$10,154	$18,443
Research and development costs	10,535	15,549
Collaboration costs	57,968	—
Licensing fees	640	1,850
Professional fees	3,009	3,086
Intellectual property costs	1,313	1,513
Other	563	631
Total	$84,182	$41,072

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

Letter Agreement

In May 2024, Vertex and the Company entered into a letter agreement, or the Letter Agreement, with respect to the priority review voucher issued by the U.S. Food and Drug Administration to Vertex as the sponsor of the rare pediatric disease product application for CASGEVY. Vertex and the Company agreed that if Vertex utilizes or transfers the priority review voucher prior to the first calendar year in which the CASGEVY program generates a net profit, Vertex will pay the Company $43.0 million or an amount equal to 42% of the net proceeds from such transfer, as applicable. If the CASGEVY program begins generating calendar-year net profits prior to such utilization or transfer, Vertex will instead pay the Company up to $43.0 million set-off by deductions Vertex would otherwise be eligible to take against the CASGEVY program’s net profits due to the Company related to amounts deferred previously by the Company.

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

The Vertex Hemoglobinopathy Agreements and the March 2023 Diabetes Agreements include components of a customer-vendor relationship as defined under ASC 606, Revenue from Contracts with Customers, or ASC 606, collaborative arrangements as defined under ASC 808 and research and development costs as defined under ASC 730, Research and Development, or ASC 730. Specifically, with regards to the March 2023 Diabetes Agreements, the Company concluded that the non-exclusive license is a performance obligation under ASC 606 and the ongoing research and development services under the ViaCyte JDCA Amendment are a unit of account under ASC 808.

The Company has determined that recognition criteria for the Letter Agreement has not been met and will not be met until the priority review voucher is (i) utilized or (ii) there is sufficient profitability such that Vertex is obligated to pay the Company under the Letter Agreement.

Accounting Analysis Under ASC 606

Accounting for the March 2023 Diabetes Agreements

Recognition of Revenue

No revenue was recognized under the March 2023 Diabetes Agreements for the three and nine months ended September 30, 2025 and 2024.

Milestones under the Non-Ex License Agreement

As of September 30, 2025, the Company is eligible to receive potential future milestone payments from Vertex of up to $125.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of September 30, 2025. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting for the Vertex Hemoglobinopathy Agreements

Recognition of Revenue

No revenue was recognized under the Vertex Hemoglobinopathy Agreements for the three and nine months ended September 30, 2025 and 2024.

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

Each of the remaining milestones described above are fully constrained as of September 30, 2025. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

During the three and nine months ended September 30, 2025, the Company recognized $57.1 million and $159.8 million of collaboration expense, net, respectively. Collaboration expense, net, during the three and nine months ended September 30, 2025 was net of $0.4 million and $1.1 million of reimbursements from Vertex, respectively.

In the third quarter of 2024, the Company exercised its option to defer specified costs on the CASGEVY program in excess of $110.3 million under the A&R Vertex JDCA, as amended. During the three and nine months ended September 30, 2024, the Company recognized $11.2 million and $110.3 million of collaboration expense, net, respectively. Collaboration expense, net, during the three and nine months ended September 30, 2024 was net of $0.5 million and $1.8 million of reimbursements from Vertex, respectively.

Additional Accounting Considerations

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

Each of the remaining milestones are fully constrained as of September 30, 2025. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

As of September 30, 2025, there was $12.3 million of non-current deferred revenue related to the strategic collaboration and license agreement with Vertex from 2019 for the development and commercialization of products for the treatment of DMD and DM1, which is unchanged from December 31, 2024. The transaction price allocated to the remaining performance obligations was $12.3 million.

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

Research and development costs under the Sirius Agreement were not material for the three and nine months ended September 30, 2025.

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

Letters of Credit

As of September 30, 2025, the Company had restricted cash of $11.5 million, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account, with $3.5 million included in “Prepaid expenses and other current assets” and $8.0 million included in “Restricted cash” on the Company’s condensed consolidated balance sheet as of September 30, 2025.

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

Contractual amounts due under license and intellectual property agreements are accrued and, if a contingency exists related to the interpretation of the amounts due under the license agreement, the Company recognizes a liability for the amount that is probable and estimable. When no amount within the range of potential payments is a better estimate than any other amount, the minimum amount in the range is accrued. In the second quarter of 2025, a third-party licensor formally engaged with the Company regarding certain matters under their intellectual property contracts with the Company that may lead to further actions that could result in additional amounts being owed by the Company to such third party. As of September 30, 2025, the Company is unable to provide an estimate of a reasonably possible loss or range of loss. The ultimate resolution of this matter could result in an outcome that is materially different from the amounts accrued as of September 30, 2025.

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

Under the A&R Vertex JDCA, as amended, for 2022, 2023 and 2024, the Company had an option to defer a portion of its share of costs if spending on the CASGEVY program exceeded specified amounts, which the Company exercised in each such year, resulting in deferred costs of $221.8 million, in the aggregate. Any deferred amounts under the A&R Vertex JDCA, as amended, are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be recognized by the Company when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of September 30, 2025, no contingent payments have been accrued to date.

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

As of September 30, 2025, the Company’s share capital consists of 95,047,997 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments and 19,537,850 registered common shares reserved for the Company’s employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiration of the capital band if earlier, up to an upper limit of CHF 3,142,094.52 by issuing a corresponding number of registered shares with a nominal value of CHF 0.03 each to be fully paid in. As of September 30, 2025, the number of shares that may be issued under the capital band is 9,688,487 registered common shares.

Common Share Issuances

At-the-Market Offerings

The Company has entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC under which the Company, at its sole discretion, is able to offer and sell, from time to time at prevailing market prices, its common shares. The following are in connection with the Sales Agreement.

2021 ATM

In January 2021, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or, together with the subsequent prospectus supplements filed in July 2021 and August 2024 relating to the common shares remaining under the original prospectus supplement, the 2021 ATM. For the nine months ended September 30, 2025, the Company issued and sold an aggregate of 5.1 million common shares under the 2021 ATM at an average price of $57.39 per share for aggregate proceeds of $286.8 million, which were net of equity issuance costs of $3.7 million, excluding stamp taxes of $2.9 million. Activity under the 2021 ATM was not material for the nine months ended September 30, 2024. As of September 30, 2025, the Company has issued and sold an aggregate of 7.0 million common shares under the 2021 ATM at an average price of $75.40 per share for aggregate proceeds of $520.0 million, which were net of equity issuance costs of $6.8 million, excluding stamp taxes of $5.2 million. As of September 30, 2025, common shares having aggregate gross proceeds up to $73.2 million remain available under the 2021 ATM.

From September 30, 2025 through the date of issuance of this Quarterly Report on Form 10-Q, the Company has issued and sold an aggregate of 1.0 million common shares under the 2021 ATM at an average price of $70.53 per share for aggregate proceeds of $72.2 million, which were net of equity issuance costs of $1.0 million, excluding stamp taxes of $0.7 million.

2025 ATM

In October 2025, the Company filed a new prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or the 2025 ATM. Through the date of issuance of this Quarterly Report on Form 10-Q, the Company has issued and sold an aggregate of 0.2 million common shares under the 2025 ATM at an average price of $73.53 per share for aggregate proceeds of $11.7 million, which were net of equity issuance costs of $0.1 million, excluding stamp taxes of $0.1 million. Common shares having aggregate gross proceeds up to $588.3 million remain available under the 2025 ATM.

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

9. Stock-based Compensation

During the three and nine months ended September 30, 2025 and 2024, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$7,578	$11,949	$25,115	$36,542
General and administrative	9,026	9,594	29,308	28,078
Total	$16,604	$21,543	$54,423	$64,620

Stock option activity

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2024	7,288,883	$58.07
Granted	1,072,255	41.91
Exercised	(592,102)	36.85
Cancelled or forfeited	(1,038,119)	65.18
Outstanding at September 30, 2025	6,730,917	$56.27
Exercisable at September 30, 2025	4,639,031	$58.98
Vested and expected to vest at September 30, 2025	6,730,917	$56.27

As of September 30, 2025, total unrecognized compensation expense related to stock options was $60.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.

Restricted stock activity

The following table summarizes restricted stock activity for the nine months ended September 30, 2025:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2024	2,397,643	$59.21
Granted	795,371	43.60
Vested	(590,587)	63.08
Cancelled or forfeited	(561,698)	59.51
Unvested balance at September 30, 2025	2,040,729	$51.36

As of September 30, 2025, total unrecognized compensation expense related to unvested restricted common shares was $78.4 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.7 years.

10. Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period using the treasury stock method. For purposes of the diluted net loss per share calculation, stock options, unvested restricted common shares and ESPP shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss. The Company’s net loss is net loss attributable to common shareholders for all periods presented.

The Company did not include the securities in the following table in the computation of the net loss per share calculations for the three and nine months ended September 30, 2025 and 2024 because the effect would have been anti-dilutive during each period:

	September 30,
	2025	2024
Outstanding options	6,730,917	7,053,202
Unvested restricted common shares	2,040,729	1,927,984
ESPP	5,829	8,313
Total	8,777,475	8,989,499

11. Income Taxes

During the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $0.6 million and $3.0 million, respectively, representing an effective tax rate of (0.6%) and (0.7%), respectively. During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $0.9 million and $2.9 million, respectively, representing an effective tax rate of (1.0%) and (0.9%), respectively. The income tax provision for the three and nine months ended September 30, 2025 is primarily attributable to the income generated by the Company’s U.S. subsidiaries. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

On July 4, 2025, the “One Big Beautiful Bill Act” was enacted, introducing significant changes to the U.S. federal income tax code. Key provisions include modifications to the treatment of research and development, or R&D, expenditures, adjustments to interest deductibility, and changes to international tax rules that may affect the Company’s global structure. As a biotechnology company with substantial investments in early-stage R&D and clinical development, the Company is currently assessing the implications of the legislation, particularly the restoration of immediate expensing for qualified R&D. The provisions of the bill are expected to reduce the Company’s taxable income in 2025, resulting in a decrease in current tax expense. Conversely, the remeasurement of deferred tax assets and liabilities under ASC 740, Income Taxes, to reflect the new law has resulted in an increase in deferred tax expense recorded as a discrete item within income tax expense during the three months ended September 30, 2025. The Company will continue to monitor developments and assess the impact of the legislation on its deferred tax assets, effective tax rate and long-term tax planning strategies.

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

The following table illustrates information about segment revenue, significant segment expenses and segment operating loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:	$889	$602	$2,646	$1,623
Less[1]:
Research and development expense[2]	49,065	67,693	169,130	194,173
Acquired in-process research and development[3]	—	—	96,253	—
General and administrative expense[4]	5,749	5,622	19,106	20,200
Collaboration expense, net	57,115	11,153	159,777	110,250
Stock-based compensation expense	16,604	21,543	54,423	64,620
Depreciation expense	4,415	4,721	13,764	14,358
Other segment items[5]	(25,618)	(24,188)	(58,821)	(73,037)
Segment net loss	(106,441)	(85,942)	(450,986)	(328,941)
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—	—	—
Consolidated net loss	(106,441)	(85,942)	(450,986)	(328,941)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) Research and development expense for the three and nine months ended September 30, 2025 excludes $7.6 million and $25.1 million of stock-based compensation expense, respectively, and $2.3 million and $7.0 million of depreciation expense, respectively. Research and development expense for the three and nine months ended September 30, 2024 excludes $11.9 million and $36.5 million of stock-based compensation expense, respectively, and $2.5 million and $7.8 million of depreciation expense, respectively.

(3) Acquired in-process research and development expense for the nine months ended September 30, 2025 relates to expense of $25.0 million related to the upfront cash payment to Sirius in the second quarter of 2025, as well as expense of $71.3 million related to the issuance of the Company’s common shares issued to Sirius as part of the Sirius Agreement in the second quarter of 2025, as described further in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(4) General and administrative expense for the three and nine months ended September 30, 2025 excludes $9.0 million and $29.3 million of stock-based compensation expense, respectively, and $2.2 million and $6.7 million of depreciation expense, respectively. General and administrative expense for the three and nine months ended September 30, 2024 excludes $9.6 million and $28.1 million of stock-based compensation expense, respectively, and $2.2 million and $6.6 million of depreciation expense, respectively.

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

CAR T

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. We are advancing several cell therapy programs for autoimmune and/or oncology indications. These product candidates incorporate edits designed to enhance CAR T potency, reduce CAR T exhaustion and evade the immune system. In addition, these next-generation candidates exhibit increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch. Our autoimmune disease and immuno-oncology programs are supported by our wholly-owned, GMP manufacturing facility located in Framingham, Massachusetts.

CD19 candidates

CTX112, our next-generation allogeneic CAR T program targeting Cluster of Differentiation 19, or CD19, is being developed for both hematologic malignancies and autoimmune indications. It is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the product candidate in adult patients with systemic lupus erythematosus, systemic sclerosis, and inflammatory myositis, as well as an ongoing clinical trial in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy. CTX112 has been granted RMAT designation by the U.S. Food and Drug Administration for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma.

CD70 candidates

CTX131, our next-generation allogeneic CAR T program targeting Cluster of Differentiation 70, was previously in development for both solid tumors and hematologic malignancies. While the Phase 1 data are encouraging, we have strategically redirected resources away from this program to advance other programs with the greatest potential for long-term value creation.

Additional candidates

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing several additional investigational CAR T programs.

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

Additional candidates

We continue to advance our earlier stage in vivo programs through preclinical studies, including: CTX340, targeting angiotensinogen for the treatment of refractory hypertension, as well as CTX450, targeting 5’-aminolevulinate synthase 1 for the treatment of acute hepatic porphyria; and CTX460, targeting SERPINA1 for the treatment of alpha-1 antitrypsin deficiency. CTX340 and CTX450 are currently progressing through IND/CTA-enabling studies. CTX460 is the first investigational candidate we are advancing using our novel SyNTase editing platform. SyNTase enables precise, in vivo gene correction, and represents an important expansion of our toolkit. We are also pursuing additional delivery technologies, including LNPs, for delivery to tissues beyond the liver, including hematopoietic stem cells.

SRSD107

In May 2025, we entered into a strategic collaboration with Sirius Therapeutics and certain of its affiliates, or Sirius, pursuant to which, among other things, we and Sirius will jointly develop and commercialize small interfering RNA, or siRNA therapies, beginning with SRSD107. SRSD107 is a next generation, long-acting siRNA designed to selectively inhibit human coagulation factor XI, or FXI, a key driver of pathological thrombosis with minimal impact on normal hemostasis. By targeting FXI, SRSD107 aims to reduce thrombotic events while minimizing the risk of bleeding, representing a differentiated approach compared to Factor Xa inhibitors. In addition, SRSD107 may offer the potential for reversibility not observed with other anti-Factor XI modalities. The addressable population for SRSD107 includes patients with atrial fibrillation, venous thromboembolism, or VTE, cancer-associated thrombosis, chronic Coronary Artery Disease, chronic Peripheral Vascular Disease, end-stage renal disease requiring hemodialysis, and patients undergoing major orthopedic surgery, where bleeding risk limits existing therapies.

Two Phase 1 clinical trials of SRSD107 have been completed by Sirius, and single doses of SRSD107 have been well tolerated. SRSD107 demonstrated robust pharmacodynamic effects, including reductions of over 93% in FXI levels and FXI activity, along with more than a twofold increase in activated partial thromboplastin time relative to baseline. These effects were sustained, with responses maintained for up to six months post-dosing. SRSD107 is being investigated in an ongoing Phase 2 clinical trial evaluating the safety and efficacy of the candidate in preventing VTE following total knee arthroplasty.

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

Other Partnerships

We have entered into a number of additional collaborations and license agreements in other therapeutic areas, including an additional agreement with Vertex for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1, and others to support and complement our hematopoietic stem cell, CAR T, in vivo and T1D programs and platform.

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

Revenue Recognition

We have not generated any revenue to date from sales of any wholly-owned product and do not expect to do so in the near future. Revenue recognized for the three and nine months ended September 30, 2025 and 2024 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 11, 2025, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Period to Period
	2025	2024	Change
Revenue:
Collaboration revenue	$—	$—	$—
Grant revenue	889	602	287
Total revenue	889	602	287
Operating expenses:
Research and development	58,902	82,160	(23,258)
Acquired in-process research and development	—	—	—
General and administrative	16,931	17,419	(488)
Collaboration expense, net	57,115	11,153	45,962
Total operating expenses	132,948	110,732	22,216
Loss from operations	(132,059)	(110,130)	(21,929)
Other income, net	26,237	25,064	1,173
Loss before income taxes	(105,822)	(85,066)	(20,756)
Provision for income taxes	(619)	(876)	257
Net loss	$(106,441)	$(85,942)	$(20,499)

Collaboration Revenue

There was no collaboration revenue for the three months ended September 30, 2025 and 2024. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $58.9 million for the three months ended September 30, 2025, compared to $82.2 million for the three months ended September 30, 2024. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Period to Period
	2025	2024	Change
External research and development expenses	$14,908	$25,375	$(10,467)
Employee-related expenses	13,871	18,443	(4,572)
Facility expenses	21,629	25,651	(4,022)
Stock-based compensation expenses	7,577	11,949	(4,372)
Other expenses	68	607	(539)
Sublicense and license fees	849	135	714
Total research and development expenses	$58,902	$82,160	$(23,258)

The decrease of approximately $23.3 million was primarily attributable to the following:

•
$10.5 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs;
•
$8.9 million of decreased employee-related expenses, including stock-based compensation expenses, primarily driven by decreased headcount; and
•
$4.0 million of decreased facility expenses primarily driven by lower laboratory-related costs.

General and Administrative Expenses

General and administrative expenses were $16.9 million for the three months ended September 30, 2025, compared to general and administrative expenses of $17.4 million for the three months ended September 30, 2024. The decrease of approximately $0.5 million was primarily associated with a decrease in employee-related costs.

Collaboration Expense, Net

Collaboration expense, net, was $57.1 million for the three months ended September 30, 2025, compared to $11.2 million for the three months ended September 30, 2024. In the third quarter of 2024, we exercised our option to defer specified costs under the CASGEVY program in excess of the $110.3 million deferral limit under the A&R Vertex JDCA, as amended. The increase of approximately $46.0 million in collaboration expense, net, was primarily attributable to the timing of when we reached the deferral limit in 2024, as no such limit was applicable in 2025. Absent the deferral limit, the increase was primarily attributable to an increase in our share of CASGEVY operating expenses related to increased commercial and manufacturing costs for CASGEVY when compared to the prior period, which was offset by an increase in our share of CASGEVY revenue.

Other Income, Net

Other income was $26.2 million for the three months ended September 30, 2025, compared to $25.1 million of income for the three months ended September 30, 2024. The increase of approximately $1.2 million was primarily due to the change in fair value of corporate equity securities during the three months ended September 30, 2025, offset by a decrease in interest income earned on cash, cash equivalents and marketable securities for the three months ended September 30, 2025.

Comparison of nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Period to Period
	2025	2024	Change
Revenue:
Collaboration revenue	$—	$—	$—
Grant revenue	2,646	1,623	1,023
Total revenue	2,646	1,623	1,023
Operating expenses:
Research and development	201,280	238,498	(37,218)
Acquired in-process research and development	96,253	—	96,253
General and administrative	55,143	54,853	290
Collaboration expense, net	159,777	110,250	49,527
Total operating expenses	512,453	403,601	108,852
Loss from operations	(509,807)	(401,978)	(107,829)
Other income, net	61,841	75,924	(14,083)
Loss before income taxes	(447,966)	(326,054)	(121,912)
Provision for income taxes	(3,020)	(2,887)	(133)
Net loss	$(450,986)	$(328,941)	$(122,045)

Collaboration Revenue

There was no collaboration revenue for the nine months ended September 30, 2025 and 2024. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses were $201.3 million for the nine months ended September 30, 2025, compared to $238.5 million for the nine months ended September 30, 2024. The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Period to Period
	2025	2024	Change
External research and development expenses	$53,593	$63,083	$(9,490)
Employee related expenses	50,571	58,015	(7,444)
Facility expenses	68,853	73,486	(4,633)
Stock-based compensation expenses	25,115	36,542	(11,427)
Other expenses	772	1,467	(695)
Sublicense and license fees	2,376	5,905	(3,529)
Total research and development expenses	$201,280	$238,498	$(37,218)

The decrease of approximately $37.2 million was primarily attributable to the following:

•
$18.9 million of decreased employee-related expenses, including stock-based compensation expenses, primarily driven by decreased headcount;
•
$9.5 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs;
•
$4.6 million of decreased facility-related expenses, primarily driven by lower lab consumable costs; and
•
$3.5 million of decreased sublicense and license fees, primarily attributable to a decrease in research and development licenses and milestones payable under certain strategic partnerships and other research and development agreements.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $96.3 million for the nine months ended September 30, 2025. There was no acquired in-process research and development expenses for the nine months ended September 30, 2024. The $96.3 million acquired in-process research and development expense is attributable to the costs incurred upon entering the Sirius Agreement during the second quarter of 2025, as described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

General and Administrative Expenses

General and administrative expenses were $55.1 million for the nine months ended September 30, 2025, compared to general and administrative expenses of $54.9 million for the nine months ended September 30, 2024. The increase of approximately $0.3 million was primarily associated with an increase in stock-based compensation expense, offset by a decrease in intellectual property costs.

Collaboration Expense, Net

Collaboration expense, net, was $159.8 million for the nine months ended September 30, 2025, compared to $110.3 million for the nine months ended September 30, 2024. In the third quarter of 2024, we exercised our option to defer specified costs under the CASGEVY program in excess of the $110.3 million deferral limit under the A&R Vertex JDCA, as amended. The increase of approximately $49.5 million in collaboration expense, net, was primarily attributable to the timing of when we reached the deferral limit in 2024, as no such limit was applicable in 2025. Absent the deferral limit, the increase was primarily attributable to an increase in our share of CASGEVY operating expenses related to increased commercial and manufacturing costs for CASGEVY when compared to the prior period, which was offset by an increase in our share of CASGEVY revenue.

Other Income, Net

Other income was $61.8 million for the nine months ended September 30, 2025, compared to $75.9 million of income for the nine months ended September 30, 2024. The decrease of approximately $14.1 million was primarily due to a decrease in interest income earned on cash, cash equivalents and marketable securities for the nine months ended September 30, 2025.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of September 30, 2025, we had $1,944.1 million in cash, cash equivalents and marketable securities, of which approximately $184.7 million was held outside of the United States, and an accumulated deficit of $1,816.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

At-the-Market Offerings

We have entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC under which we, at our sole discretion, are able to offer and sell, from time to time at prevailing market prices, our common shares. The following are in connection with the Sales Agreement.

2021 ATM

In January 2021, we filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or, together with the subsequent prospectus supplements filed in July 2021 and August 2024 relating to our common shares remaining under our original prospectus supplement, the 2021 ATM. For the nine months ended September 30, 2025, we issued and sold an aggregate of 5.1 million common shares under the 2021 ATM at an average price of $57.39 per share for aggregate proceeds of $286.8 million with equity issuance costs of $3.7 million, excluding stamp taxes of $2.9 million. As of September 30, 2025, we have issued and sold an aggregate of 7.0 million common shares under the 2021 ATM at an average price of $75.40 per share for aggregate proceeds of $520.0 million, which were net of equity issuance costs of $6.8 million, excluding stamp taxes of $5.2 million. As of September 30, 2025, common shares having aggregate gross proceeds up to $73.2 million remain available under the 2021 ATM.

From September 30, 2025 through the date of issuance of this Quarterly Report on Form 10-Q, we have issued and sold an aggregate of 1.0 million common shares under the 2021 ATM at an average price of $70.53 per share for aggregate proceeds of $72.2 million, which were net of equity issuance costs of $1.0 million, excluding stamp taxes of $0.7 million.

2025 ATM

In October 2025, we filed a new prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or the 2025 ATM. Through the date of issuance of this Quarterly Report on Form 10-Q, we have issued and sold an aggregate of 0.2 million common shares under the 2025 ATM at an average price of $73.53 per share for aggregate proceeds of $11.7 million, which were net of equity issuance costs of $0.1 million, excluding stamp taxes of $0.1 million. Common shares having aggregate gross proceeds up to $588.3 million remain available under the 2025 ATM.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Nine Months Ended September 30,		Period to Period
	2025	2024	Change
Net cash used in operating activities	$(252,461)	$(92,743)	$(159,718)
Net cash used in investing activities	(69,004)	(386,309)	317,305
Net cash provided by financing activities	309,612	315,108	(5,496)
Effect of exchange rate changes on cash	94	66	28
Net decrease in cash	$(11,759)	$(163,878)	$152,119

Operating Activities

Net cash used in operating activities was $252.5 million for the nine months ended September 30, 2025, compared to $92.7 million for the nine months ended September 30, 2024. The $159.7 million increase in net cash used in operating activities was primarily driven by the timing of receipt of milestone payments from Vertex which were recorded in accounts receivable as of the respective year-end periods and paid in the subsequent year ($200.0 million paid in the first quarter of 2024 compared to $25.0 million paid in the first quarter of 2025).

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $69.0 million, compared to net cash used in investing activities of $386.3 million for the nine months ended September 30, 2024. The decrease in net cash used in investing activities was primarily driven by a net decrease in purchases of our marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $309.6 million, compared with $315.1 million for the nine months ended September 30, 2024. Net cash provided by financing activities for the nine months ended September 30, 2025 consisted primarily of $286.6 million in net proceeds from the sale of common shares issued in connection with our 2021 ATM, as well as option exercise proceeds of $23.0 million, net of issuance costs. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of net proceeds from the sale of approximately $280.0 million of our common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50, as well as option exercise proceeds of $29.4 million, net of issuance costs.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2025 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 11, 2025 and discussed in Note 1 in the condensed consolidated financial statements in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2025 with respect to acquired in-process research and development expenses and changes to the Company’s policy around collaboration arrangements.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $1,944.1 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are updating and supplementing our risk factor previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 4, 2025 to revise the following risk factor:

Disruptions At The FDA, The SEC and Other Government Agencies Could Hinder Their Ability To Hire And Retain Key Leadership And Other Personnel, Prevent New Products And Services From Being Developed Or Commercialized In A Timely Manner, Or Otherwise Prevent Those Agencies From Performing Normal Business Functions, Which Could Negatively Impact Our Business And Our Timelines.

Recently, beginning on October 1, 2025, the U.S. government shut down and remains shut down as of the date of this filing, during which time certain regulatory agencies, such as the U.S. Food and Drug Administration, or FDA, and the SEC, have furloughed critical employees and stopped critical activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. While we continue to monitor developments, there is no assurance that affected government employees or contractors will be reinstated and that government-funded programs will resume. Without appropriation of additional funding to federal agencies, our business operations related to our product development for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. Additionally, any reduction in personnel may result in longer review times by the FDA, the SEC and other agencies.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 11, 2025 and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 6, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 4, 2025. In addition to the risks described in our Annual Report on Form 10-K and any quarterly report on Form 10-Q, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On November 8, 2025, we announced positive Phase 1 data from our ongoing clinical trial evaluating CTX310, an investigational, in vivo CRISPR/Cas9 gene-editing therapy targeting ANGPTL3. A single-course treatment with CTX310 produced dose-dependent, durable reductions in circulating ANGPTL3 with a mean reduction from baseline of -73% (maximum -89%), a mean reduction in triglycerides, or TG, of -55% (maximum -84%) and a mean reduction of low-density lipoprotein, or LDL, of -49% (maximum -87%) at the highest dose. These data were presented during a late-breaking session at the American Heart Association Scientific Sessions and published simultaneously in The New England Journal of Medicine in a peer-reviewed article entitled “Phase 1 Trial of CRISPR-Cas9 Gene Editing Targeting ANGPTL3.”

The Phase 1, open label, dose-escalation trial evaluated single-course intravenous doses of CTX310 ranging from 0.1 to 0.8 mg/kg (lean body weight) targeting ANGPTL3 in four patient groups: homozygous familial hypercholesterolemia, severe hypertriglyceridemia, or sHTG, heterozygous familial hypercholesterolemia, or mixed dyslipidemias (elevated TG and LDL). Eligible participants had uncontrolled TG levels >150 mg/dL and/or LDL cholesterol >100 mg/dL (or >70 mg/dL for those with established atherosclerotic cardiovascular disease) despite background standard of care per local guidelines. The majority of participants were receiving statins and/or ezetimibe, while 40% were taking PCSK9 inhibitors. The trial was designed to evaluate safety and tolerability as primary endpoints, with changes in circulating ANGPTL3 protein, TG, and LDL as secondary endpoints.

Single-course ascending doses of CTX310 were administered to 15 participants across sequential cohorts, and all participants completed at least 28 days of follow-up as of the data cutoff. CTX310 was generally well tolerated, and no dose-limiting toxicities or serious adverse events related to treatment.

Adverse events were generally mild to moderate. One participant experienced an allergic reaction that resolved the following day with supportive care. Infusion-related reactions occurred in three participants (two at 0.6 mg/kg and one at 0.8 mg/kg dose), all Grade 2. All events resolved, and all participants completed their infusions. One participant with elevated transaminases level at baseline had a Grade 2 elevation of transaminases that peaked by Day 4 and resolved completely by Day 14 without any rise in bilirubin.

Overall, CTX310 demonstrated a well-tolerated safety and tolerability profile that supports continued advancement of the program.

These new results build upon previously disclosed top-line data from 12 participants across the first four sequential cohorts, corresponding to lean body weight-based doses of dose level, or DL, 1 [0.1 mg/kg], DL2 [0.3 mg/kg], DL3 [0.6 mg/kg] and DL4 [0.8 mg/kg]. All participants had at least 30 days of follow-up.

•
Dose-dependent reductions in circulating ANGPTL3 protein: Mean (range) among participants treated with 0.1, 0.3, 0.6, 0.7, and 0.8 mg/kg doses were 10% (-22 to 71), 9% (-25 to 64), -33% (-51 to -19), -80% (-87 to -73), and -73% (-89 to -67), respectively, at Day 30 following CTX310 infusion.
•
Among participants treated at 0.8 mg/kg, TG reductions of up to 84% were observed, with a mean reduction of 55% at Day 60 following CTX310 infusion.
•
In participants with elevated TG (>150 mg/dL) at baseline, mean reductions of 60% were observed at the therapeutic dose levels at Day 60 following CTX310 infusion.
•
Among participants treated at 0.8 mg/kg, LDL reductions of up to 87% were observed, with a mean reduction of 49% at Day 60 following CTX310 infusion.
•
Two participants on background PCSK9 inhibitors achieved >80% reduction in LDL from baseline.

We are advancing CTX310 into Phase 1b clinical trials, prioritizing development in sHTG and mixed dyslipidemia.

(b) Not applicable.

(c) From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2025, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
James R. Kasinger (General Counsel)	Adoption August 6, 2025	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	Sale of the Company’s common stock pursuant to the terms of the plan.	Active through June 30, 2026	93,632
Raju Prasad, Ph.D. (Chief Financial Officer)	Adoption August 18, 2025	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	Sale of the Company’s common stock pursuant to the terms of the plan.	Active through June 22, 2026	74,672
Samarth Kulkarni, Ph.D. (Chief Executive Officer)	Adoption August 27, 2025	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	Sale of the Company’s common stock pursuant to the terms of the plan.	Active through June 30, 2026	90,000

In addition, on August 27, 2025, Samarth Kulkarni, Ph.D., our Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement he had previously adopted with respect to the sale of up to an aggregate of 75,000 common shares of the Company pursuant to the terms of such trading plan. Dr. Kulkarni’s Rule 10b5-1 trading arrangement was adopted on June 10, 2025 and was active through March 31, 2026. As of the date of termination of such rule 10b5-1 trading arrangement, Dr. Kulkarni had not sold any common shares under the terms of such trading plan.

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

CRISPR Therapeutics AG

Dated: November 10, 2025	By:	/s/ Samarth Kulkarni
Samarth Kulkarni, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2025	By:	/s/ Raju Prasad
Raju Prasad, Ph.D.
Chief Financial Officer
(Principal Financial Officer)