Form 10-K
period 2025-12-31
CRISPR Therapeutics AG
filed 2026-02-12
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $4.1 billion, based on the closing price on the Nasdaq Global Market of the Registrant’s common shares on June 30, 2025 (the last trading day of the Registrant’s second fiscal quarter of 2025).

The number of the Registrant’s common shares outstanding as of February 10, 2026 was 95,985,312.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual General Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Report.

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
•
Gene editing and gene silencing products are novel and may be complex and difficult to manufacture. We could experience manufacturing problems or regulatory requirements that result in delays in the development, approval or commercialization of our product candidates or otherwise harm our business.
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

“CRISPR Therapeutics®” standard character mark and design logo, “CRISPRX™,” “CRISPR TX™,” “CTX112™,” “CTX211™,” “CTX213™,” “CTX310®,” “CTX321™,” “CTX340™,” “CTX460™”, “CTX611™ and “SyNTase™” are trademarks and registered trademarks of CRISPR Therapeutics AG. CASGEVY® and the CASGEVY logo are registered trademarks of Vertex Pharmaceuticals Incorporated, and Vertex Pharmaceuticals Incorporated is the manufacturer and exclusive license holder of CASGEVY. All other trademarks and registered trademarks contained in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

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
•
the safety, efficacy and clinical progress of various clinical programs, including those for CASGEVY, zugocabtagene geleucel, CTX213, CTX310, CTX321 and CTX611;
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
•
the therapeutic value, development, and commercial potential of gene editing technologies and therapies, including CRISPR/Cas9 and SyNTase, as well as other technologies we develop and use, including delivery and siRNA; and
•
the volatility of capital markets and unfavorable macroeconomic conditions resulting from factors including rising inflation, changes in or disruptions of U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, interest rate and currency rate fluctuations, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, trade protection measures, economic sanctions and economic slowdowns or recessions, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war.

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

PART I

Item 1. Business.

BUSINESS

Overview

Our mission is to create transformative gene-based medicines for serious human diseases. We are a leading biopharmaceutical company focused on the development of CRISPR-based therapeutics, including by using CRISPR/Cas9 technology. CRISPR/Cas9 is a revolutionary technology for gene editing, the process of precisely altering specific sequences of genomic DNA. We have advanced this technology from discovery to an approved medicine with unparalleled speed, culminating in the landmark first approval of a CRISPR-based therapy, CASGEVY (exagamglogene autotemcel [exa-cel]), in 2023 with our collaborators at Vertex Pharmaceuticals Incorporated, or Vertex.

We have established a portfolio of therapeutic programs spanning four core franchises: hemoglobinopathies, in vivo, CAR T approaches and regenerative medicine. Depending on the program, we take either an ex vivo approach, in which we edit cells outside of the human body before administering them to the patient, or an in vivo editing approach, where we deliver the CRISPR-based therapeutic directly to target cells within the human body.

•
Hemoglobinopathies: Our most advanced program, CASGEVY, has received approval in the United States and other countries for the treatment of eligible patients with severe sickle cell disease, or SCD, or transfusion-dependent beta thalassemia, or TDT, two genetic disorders of hemoglobin, or hemoglobinopathies, with high unmet medical need. In addition, we have further research efforts, also in collaboration with Vertex, on targeted conditioning and in vivo editing of hematopoietic stem cells that have the potential to expand the number of patients that could benefit significantly.
•
In vivo approaches: We are advancing a portfolio of programs leveraging in vivo editing for both common and rare diseases, as well as using siRNA approaches.
•
CAR T: We are progressing next-generation gene-edited cell therapy programs, including allogeneic chimeric antigen receptor T cell, or CAR T, candidates for autoimmune indications and oncology.
•
Regenerative medicine: We are advancing a deviceless beta cell replacement product candidate consisting of unencapsulated precursor islet cells derived from induced pluripotent stem cells for the treatment of Type 1 diabetes, or T1D.

We continue to innovate on our platform to develop next-generation technologies that can enable new therapies. We are developing other technologies, including delivery technologies and other gene editing technologies, like SyNTase. Through our efforts, we aim to unlock the full potential of gene-based therapeutics to create medicines that can transform people’s lives. We believe that our innovative research, translational expertise, and clinical development experience, position us as a leader in the development of CRISPR-based therapeutics and may enable us to create an entirely new class of highly effective and potentially curative therapies for patients with both common and rare diseases for whom current biopharmaceutical approaches have had limited success.

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

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, European Union, Great Britain, Canada, Switzerland and certain countries in the Middle East for the treatment of eligible patients 12 years and older with SCD or TDT. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

We continue to advance our internally developed targeted conditioning program, as well as in vivo hematopoietic stem cell editing approaches utilizing lipid nanoparticle-mediated delivery through preclinical studies. Both initiatives could significantly expand the addressable patient populations for SCD and TDT.

In Vivo Liver Editing

We have established a leading platform for in vivo gene editing and are rapidly advancing a pipeline of in vivo gene editing candidates that target the liver, taking advantage of validated lipid nanoparticle, or LNP, delivery technologies, and aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association. We have established a proprietary LNP delivery platform to enable gene editing in the liver using both CRISPR/Cas9 and our novel, proprietary SyNTase editing technologies. Our in vivo portfolio includes cardiovascular investigational programs, such as CTX310, directed towards angiopoietin-related protein 3 or ANGPTL3, which is currently in an ongoing Phase 1b clinical trial. Additionally, we have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both common and rare diseases, including CTX340, directed towards angiotensinogen for the treatment of refractory hypertension, our next-generation LPA program, CTX321, and CTX460, directed towards SERPINA1 using our proprietary SyNTase editing platform, for the treatment of alpha-1 antitrypsin deficiency. We are also pursuing additional delivery technologies, including LNPs, for delivery to tissues beyond the liver, including hematopoietic stem cells and T cells.

siRNA-based Programs

Our siRNA-based portfolio includes clinical-stage programs in cardiovascular and thromboembolic diseases, developed in collaboration with Sirius Therapeutics and certain of its affiliates, or Sirius.

CTX611 (formerly known as SRSD107) is a novel double-stranded, long-acting siRNA, designed to target the human coagulation factor XI, or FXI, messenger RNA and inhibit FXI protein expression. Through modulation of the intrinsic coagulation pathway, CTX611 is intended to provide anticoagulant and antithrombotic effects. Supported by clinical experience conducted by Sirius in two Phase 1 clinical trials, CTX611 is being developed as a long-acting FXI inhibitor with the potential to support infrequent, including semi-annual, subcutaneous administration. CTX611 is in an ongoing Phase 2 clinical trial in patients undergoing total knee arthroplasty.

CAR T

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. We are advancing cell therapy programs for autoimmune indications and oncology, including our lead next-generation product candidate zugocabtagene geleucel (zugo-cel; formerly CTX112), which targets Cluster of Differentiation 19, or CD19, and incorporate edits designed to enhance CAR T potency, reduce CAR T exhaustion and evade the immune system. As a result of the next-generation edits, zugo-cel exhibits increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch. We are producing zugo-cel for clinical trials at our internal GMP manufacturing facility in Framingham, Massachusetts.

Zugo-cel continues to advance in both autoimmune disease and hematologic malignancies. In autoimmune disease, it is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the product candidate in adult patients with systemic lupus erythematosus, or SLE, systemic sclerosis, and inflammatory myositis, and a second clinical trial in immune thrombocytopenia purpura and warm autoimmune hemolytic anemia. In oncology, the Phase 1/2 clinical trial in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy is ongoing. We have also established a collaboration and clinical supply agreement with Eli Lilly to evaluate zugo-cel together with pirtobrutinib in aggressive B-cell lymphomas, further expanding the program’s development in oncology. Zugo-cel has been granted RMAT designation by the U.S. Food and Drug Administration for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma.

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing several additional investigational CAR T programs.

Regenerative Medicine

We continue to advance our regenerative medicine portfolio, including in diabetes. We are advancing CTX213, a deviceless beta cell replacement product candidate consisting of unencapsulated precursor islet cells derived from induced pluripotent stem cells for the treatment of T1D. To date, CTX213 has demonstrated preclinical efficacy data via direct administration. In addition, we have granted a non-exclusive license to certain of our CRISPR/Cas9 intellectual property to Vertex to accelerate Vertex’s development of hypoimmune cell therapies for T1D in exchange for certain milestones and royalties.

Partnerships

Given the numerous potential therapeutic applications for CRISPR/Cas9, we have partnered strategically to broaden the indications we can pursue and accelerate development of programs by accessing specific technologies and/or disease-area expertise. We maintain broad partnerships to develop gene-based therapeutics in specific disease areas. For additional information regarding certain of these partnerships, please see “Business—Strategic Partnerships and Collaborations.”

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

siRNA. In May 2025, we partnered with Sirius and entered into the Sirius Agreement pursuant to which, among other things, we and Sirius will collaborate on the research, development, manufacture, commercialization and use of the Sirius Collaboration Products, including co-development and co-commercialization of CTX611; and (2) Sirius granted us options to exclusively license Sirius siRNA technology to target up to two licensed targets from a list of reserved targets for the research, develop, manufacture and commercialization of siRNA Licensed Products, For the first Sirius Collaboration Product successfully developed, we will be the lead party responsible for Phase 3 global development and commercialization efforts in the United States and Sirius will be the lead party responsible for Phase 3 development (subject to the global development plan) and commercialization efforts in Greater China.

Other Partnerships. We have entered into a number of additional collaborations, research and license agreements in other therapeutic areas, including an additional agreements with Vertex including for the treatment of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1, as well as diabetes, and others, including to support and complement our hematopoietic stem cell, CAR T, in vivo and diabetes programs and platform.

Gene Editing Background

There are thousands of diseases caused by aberrant DNA sequences. Traditional small molecule and biologic therapies have had limited success in treating many of these diseases because they fail to address the underlying genetic causes. Newer approaches, such as RNA therapeutics and viral gene therapy, more directly target the genes related to disease, but each has clear limitations. RNA-based therapies, such as mRNA and siRNA may provide clinical benefit in certain diseases, however, these approaches face challenges with repeat dosing and related toxicities. Non-integrating viral gene therapy platforms, such as adenovirus-associated vectors, or AAV, may have limited durability because they do not permanently change the genome and have limited efficacy upon re-administration due to resulting immune responses. Integrating viral gene therapy platforms, such as lentivirus, permanently alter the genome but do so randomly, which leads to the potential for undesirable mutations. Additionally, cells may recognize the transduced genes as foreign and respond by reducing their expression, limiting their efficacy. Thus, while our understanding of genetic diseases has increased since the mapping of the human genome, our ability to treat them effectively has been limited.

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

Next-generation Editing Modalities

While we have made significant progress with our current portfolio of programs, we recognize that we may be able to bring transformative therapies to even more patients by continuing to innovate to unlock the full potential of gene editing. We are focused on innovating next-generation editing modalities. For example, we have developed a proprietary, next-generation, site-specific gene correction platform called SyNTase editing. SyNTase editors represent a significant advance over currently described prime editing systems by combining compact Cas9 proteins with a novel class of engineered polymerases. Together, these components enable gene correction with greater efficiency and precision, while also supporting scalable manufacturing. Using AI-guided structural modeling and large-scale screening, the polymerase was optimized to support gene correction activity based on synthetic nucleotide templates. When integrated with optimized Cas9, SyNTase editors can utilize engineered templates with improved serum stability, enabling higher target correction efficiency. In addition, we are also developing technologies to enable whole gene correction and insertion via non-viral DNA delivery and all-RNA systems.

We believe that gene-based medicines will form the basis of an entirely new class of therapeutics with the potential to treat both common and rare diseases. To turn this promise into reality, we have built a broad and diversified pipeline of product candidates leveraging gene-based technologies, including CRISPR/Cas9 gene editing technology.

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

We and Vertex continue to investigate CASGEVY, including in clinical trials designed to assess the safety and efficacy of a single dose of CASGEVY in patients ages 12 to 35 with severe SCD and TDT, respectively, two pivotal trials in patients 5 to 11 years of age, one in severe SCD and a second in TDT, and long-term follow-up clinical trials designed to follow participants for up to 15 years after CASGEVY infusion. Overall, CASGEVY safety data presented to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning. Efficacy data presented to date support the profile of CASGEVY as a potential one-time functional cure for people with severe SCD and TDT.

At the American Society of Hematology annual meeting, or ASH, in December 2025, positive data from the pivotal studies of CASGEVY in children ages 5 to 11 years old with SCD or TDT were presented. In children with SCD, 11 patients have been dosed with CASGEVY in the Phase 3 CLIMB-151 clinical study, and all (4/4) patients with sufficient follow-up (4/4) achieved the primary endpoint of being free from vaso-occlusive crises, or VOCs, for at least 12 consecutive months, or VF12. In children with TDT, 13 patients have been dosed with CASGEVY in the Phase 3 CLIMB-141 clinical study, and all patients with sufficient follow-up (6/6) achieved the primary endpoint of transfusion independence for at least 12 consecutive months while maintaining a weighted average hemoglobin of at least 9 g/dL (TI12). The safety profile of CASGEVY in younger patients is consistent with myeloablative conditioning and autologous transplant in both SCD and TDT, as established in clinical studies in older patients. Consistent with studies in older patients, children treated with CASGEVY have durable increases in HbF and stable allelic editing.

In addition, longer-term data for people with SCD and TDT ages 12 years and older treated with CASGEVY were also presented at ASH. These data, as of April 2025, continue to demonstrate the transformative, durable clinical benefits that CASGEVY provides to people living with SCD or TDT. In SCD, 100% of patients (45/45) achieved VF12 in either CLIMB-121 or the long-term follow-up study CLIMB-131, with a mean duration of VOC-free for 35.3 months (range 12.9–67.7 months). In TDT, 98.2% of patients (55/56) achieved TI12 in either CLIMB-111 or CLIMB-131 with a mean duration of transfusion independence of 41.4 months (range 13–72.3 months). The safety profile remained consistent with myeloablative conditioning and autologous transplant in both SCD and TDT.

To date, CASGEVY has been approved by regulatory authorities in the United States, European Union, Great Britain, Canada, Switzerland, Kingdom of Saudi Arabia, Kingdom of Bahrain, Qatar, the United Arab Emirates and Kuwait for the treatment of eligible patients 12 years and older with SCD or TDT. We estimate that in the United States, Canada, Europe and parts of the Middle East, the total addressable patient population with severe SCD or TDT is approximately 60,000 individuals.

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

A potentially curative therapy for beta thalassemia is allogeneic hematopoietic stem cell transplant, or allo-HSCT, but few patients elect to have this procedure given its associated morbidity and mortality and the lack of matched and willing donors. Another option is Zynteglo (betibeglogene autotemcel), an ex vivo autologous lentiviral gene therapy developed by Genetix Biotherapeutics (formerly bluebird bio), which the FDA approved for the treatment of certain patients with TDT in August 2022.

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

As with beta thalassemia, in regions where medical infrastructure can support it, standard treatment for patients with SCD who have high levels of hemolysis involves chronic blood transfusions, which has the same associated risks of iron overload and toxicities associated with chelation therapy. The FDA and/or EMA have approved several disease-modifying therapies for SCD as well, such as hydroxyurea. Prior to December 2023, the only curative option was Allo-HSCT which is often avoided given the significant risk of transplant-related morbidity and mortality in these patients and the lack of matched and willing donors. In December 2023, the FDA approved Lyfgenia (lovotibeglogene autotemcel), an ex vivo autologous lentiviral gene therapy developed by Genetix Biotherapeutics (formerly bluebird bio), which carries a boxed warning for hematologic malignancy.

Next-generation Efforts

Building upon CASGEVY, we and Vertex are pursuing next-generation efforts in targeted conditioning regimens, which could offer benefits over the myeloablative conditioning regimen currently used with CASGEVY. In addition, we and Vertex are pursuing in vivo editing of hematopoietic stem cells in SCD and TDT. Either of these efforts could broaden the number of patients that can benefit from our therapies.

In Vivo Approaches - Liver Editing

We have established a leading platform for in vivo gene editing and are rapidly advancing a broad portfolio of in vivo programs. In vivo gene editing, or delivery of a CRISPR/Cas9-based therapeutic directly to tissues within the human body, could enable the treatment of many common and rare diseases, including those difficult to address with ex vivo approaches.

Our lead in vivo programs target the liver and take advantage of clinically established and validated lipid nanoparticle, or LNP, delivery technologies. LNPs have several advantages that make them well-suited for delivering CRISPR/Cas9 in vivo, including efficient and safe delivery to the liver, large cargo size and transient cargo expression. Our first programs in the liver aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association. For example, our most advanced clinical program, CTX310, aims to address cardiovascular disease by disrupting the validated target ANGPTL3.

Beyond the liver, for delivery to hematopoietic stem cells, T cells and other extrahepatic tissues, we are pursuing multiple delivery technologies, including LNPs. Through internal efforts and external collaborations, we are developing new delivery modalities to support future in vivo therapeutics.

Cardiovascular and Dyslipidemia Programs

Cardiovascular disease, or CVD, is the leading cause of death globally, accounting for close to one third of all deaths, or nearly 20.5 million people, in 2021. CVD includes heart failure, stroke, atherosclerotic cardiovascular disease, or ASCVD, aortic valve calcification and more. Dyslipidemias are a leading cause of CVD. Dyslipidemias are characterized by abnormally high levels of lipids, including cholesterol, lipoproteins and triglycerides, in the bloodstream. Three of the most common dyslipidemias are hypercholesterolemia, hypertriglyceridemia and elevated lipoprotein (a), or Lp(a). Today’s chronic care treatment model of CVD involves daily medication, weekly injection, multiple infusions annually and/or surgical interventions. This model places a heavy burden on patients and the healthcare system. Adherence to lipid-lowering therapy remains a major challenge, and over 80% of people with very high cardiovascular risk do not reach low density lipoprotein, cholesterol, or LDL-C target goal.

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

CTX310

Our most advanced in vivo product candidate, CTX310, targets the gene encoding angiopoietin-related protein 3, or ANGPTL3, for the treatment and prevention of CVD. ANGPTL3 plays an important role in lipid metabolism by inhibiting an enzyme called lipoprotein lipase, or LPL. LPL is the main enzyme that breaks down triglyceride-enriched lipoproteins like chylomicrons, very low density lipoprotein, or VLDL, and LDL. By preventing LPL from hydrolyzing these lipoproteins, ANGPTL3 activity increases the level of circulating triglycerides. Reducing ANGPTL3 expression by disrupting the ANGPTL3 gene increases LPL expression and thereby reduces triglyceride-rich lipoproteins, as well as LDL-C. This mechanism has been validated through natural history studies, as individuals with natural loss-of-function variants of ANGPTL3 have lower triglyceride levels, lower LDL-C levels, and a lower risk of coronary artery disease. CTX310, which consists of messenger RNA encoding Cas9 and a gRNA targeting ANGPTL3 delivered via LNP, aims to recapitulate this effect by disrupting the ANGPTL3 gene. CTX310 has been shown to decrease ANGPTL3 protein levels by nearly 90% in non-human primates, or NHPs, leading to a greater than 50% reduction in serum triglycerides. CTX310 is currently being investigated in an ongoing Phase 1b clinical trial in patients with heterozygous familial hypercholesterolemia, homozygous familial hypercholesterolemia, mixed dyslipidemias, or severe hypertriglyceridemia.

In November 2025, we presented positive Phase 1 data from our ongoing clinical trial evaluating CTX310 during a late-breaking session at the American Heart Association Scientific Sessions and published simultaneously in The New England Journal of Medicine in a peer-reviewed article entitled “Phase 1 Trial of CRISPR-Cas9 Gene Editing Targeting ANGPTL3.” A single-course treatment with CTX310 produced dose-dependent, durable reductions in circulating ANGPTL3 with a mean reduction from baseline of -73% (maximum -89%), a mean reduction in triglycerides, or TG, of -55% (maximum -84%) and a mean reduction of low-density lipoprotein, or LDL, of -49% (maximum -87%) at the highest dose. The Phase 1, open label, dose-escalation trial evaluated single-course intravenous doses of CTX310 ranging from 0.1 to 0.8 mg/kg (lean body weight) targeting ANGPTL3 in four patient groups: homozygous familial hypercholesterolemia, severe hypertriglyceridemia, or sHTG, heterozygous familial hypercholesterolemia, or mixed dyslipidemias (elevated TG and LDL). Eligible participants had uncontrolled TG levels >150 mg/dL and/or LDL cholesterol >100 mg/dL (or >70 mg/dL for those with established atherosclerotic cardiovascular disease) despite background standard of care per local guidelines. The majority of participants were receiving statins and/or ezetimibe, while 40% were taking PCSK9 inhibitors. The trial was designed to evaluate safety and tolerability as primary endpoints, with changes in circulating ANGPTL3 protein, TG, and LDL as secondary endpoints. Single-course ascending doses of CTX310 were administered to 15 participants across sequential cohorts, and all participants completed at least 28 days of follow-up as of the data cutoff. CTX310 was generally well tolerated, and no dose-limiting toxicities or serious adverse events related to treatment. Adverse events were generally mild to moderate. One participant experienced an allergic reaction that resolved the following day with supportive care. Infusion-related reactions occurred in three participants (two at 0.6 mg/kg and one at 0.8 mg/kg dose), all Grade 2. All events resolved, and all participants completed their infusions. One participant with elevated transaminases level at baseline had a Grade 2 elevation of transaminases that peaked by Day 4 and resolved completely by Day 14 without any rise in bilirubin. Overall, CTX310 demonstrated a well-tolerated safety and tolerability profile that supports continued advancement of the program.

CTX310 Phase 1a Demonstrated Clinically Meaningful Reductions in LDL-C and Triglycerides

Mean Percent Change from Baseline in LDL-C and Triglycerides

LDL Cholesterol
Percent change from baseline (%)
4.2%
15.4%
-39.2%
-21.0%
-48.9%
0.1 mg/kg (N=3)
0.3 mg/kg (N=2)
0.6 mg/kg (N=3)
0.7 mg/kg (N=2)
0.8 mg/kg (N=4)

Triglycerides
Percent change from baseline (%)
46.7%
38.8%
-62.0%
-19.2%
-55.2%
0.1 mg/kg (N=3)
0.3 mg/kg (N=3)
0.6 mg/kg (N=3)
0.7 mg/kg (N=2)
0.8 mg/kg (N=4)

Mean percent change from baseline are reported at 90 days following 0.1, 0.3, 0.6 mg/kg CTX310 doses and at 60 days following 0.7 and 0.8 mg/kg CTX310 doses.

Based on the positive Phase 1 results we have advanced CTX310 into Phase 1b clinical trials, prioritizing development in severe hypertriglyceridemia and refractory hypercholesterolemia.

Severe Hypertriglyceridemia (sHTG)

Hypertriglyceridemia is clinically defined as having triglyceride levels above l50 mg/dL. The most severe patients can have levels exceeding 2000 mg/dl. Hypertriglyceridemia is associated with CVD and acute pancreatitis. Like LDL-C, triglyceride levels can be affected by diet and lifestyle choices and treated with common therapies. However, over three million adults in the United

States still have severe hypertriglyceridemia, or sHTG. Known genetic conditions can cause sHTG, including familial chylomicronemia syndrome, or FCS, and multifactorial chylomicronemia syndrome, or MCS. There are parallels between FCS/MCS and homozygous familial hypercholesterolemia / heterozygous familial hypercholesterolemia, or HoFH/HeFH. FCS is the only true monogenic form of hypertriglyceridemia and is associated with extreme levels of triglycerides exceeding 885 mg/dL. The prevalence of FCS is 1 in 200,000 to 300,000 individuals in the United States and EU. MCS is polygenic in nature, meaning that the genetic underpinnings causing the disease to vary among individuals, and is clinically defined as having triglyceride levels between 150 and 885 mg/dL. MCS has a prevalence of 1 in 250 to 600 individuals.

Refractory Hypercholesterolemia

Hypercholesterolemia is defined by levels of LDL-C above 130 mg/dL and is associated with increased risk of heart disease and stroke. In hypercholesterolemia, high levels of LDL-C accumulate in blood vessels, leading to atherosclerosis. Treatment aims to reduce LDL-C levels to below 100 mg/dL with 70 mg/dL as the ultimate goal, but some patients cannot achieve this level of reduction through existing means. Patients with LDL-C levels above 200 mg/dL are considered to have familial hypercholesterolemia, or FH. Patients with FH have one or more genetic mutations that contribute to the disease in addition to diet and lifestyle. Patients with FH cannot metabolize LDL-C effectively, leading to high levels of circulating LDL-C, in some cases exceeding 1000 mg/dL. FH can be subcategorized by mutation status into HeFH, and HoFH. HoFH patients have the most severe phenotype, with LDL-C levels usually exceeding 400 mg/dL. HoFH patients often suffer from CVD early in life and have an average life expectancy of 33 years if untreated. HoFH has a prevalence of 1 in 200,000 to 1,000,000 adults. Refractory hypercholesterolemia is a condition defined by persistently high LDL-C levels despite maximum tolerated lipid-lowering therapies, including patients with and without FH.

Additional In Vivo Programs

In addition to CTX310, we have a number of earlier stage investigational in vivo programs, including: CTX340, CTX460 and CTX321. CTX340 is currently in Investigational New Drug application enabling, or IND-enabling, studies and is directed towards angiotensinogen for the treatment of refractory hypertension. CTX460 is the first investigational candidate to emerge utilizing our SyNTase editing platform and is directed towards SERPINA1 for the treatment of alpha-1 antitrypsin deficiency. CTX460 is currently in preclinical studies. Building on insights from CTX320, our next-generation product candidate, CTX321, is directed towards LPA, the gene encoding apolipoprotein(a), a major component of Lp(a). Like CTX320, CTX321 consists of a gRNA targeting LPA and messenger RNA encoding Cas9 delivered via LNP. CTX321 incorporates an updated guide RNA that demonstrates approximately two-fold greater potency in preclinical testing while utilizing the same LNP delivery system. CTX321 is currently in IND-enabling studies in patients with elevated Lp(a), which has shown to have an independent association with major adverse cardiovascular events.

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

Refractory hypertension

Hypertension is the leading cause of cardiovascular morbidity and mortality worldwide and adherence is a major limitation. Refractory hypertension is a phenotype of antihypertensive treatment failure, distinct from resistant hypertension and clinically-defined as uncontrolled blood pressure, typically >140/90 mmHg, despite treatment with five or more antihypertensive agents of different classes. To date, there are no FDA approved therapies specifically for refractory hypertension, though several therapies are indicated for resistant hypertension.

Alpha-1 Antitrypsin Disorder

Alpha-1 antitrypsin deficiency, or AATD, is a hereditary genetic disorder caused by mutations in the SERPINA1 gene, which encodes the protein alpha-1 antitrypsin, or AAT. AAT is a protease inhibitor synthesized primarily in the liver that protects the lungs from proteolytic enzymes, specifically neutrophil elastase. AATD mechanism of disease is characterized by a loss-of-function in the lungs and a toxic gain-of-function in the liver. In the lungs, insufficient levels of functional AAT lead to unchecked neutrophil elastase activity, causing the destruction of alveolar tissue and resulting in early-onset emphysema and chronic obstructive pulmonary disease, or COPD. In the liver, the most common disease-causing variant, the Z allele, causes the misfolded AAT protein to polymerize and accumulate within hepatocytes. This intracellular accumulation triggers an inflammatory cascade and cell death, leading to fibrosis, cirrhosis, and an increased risk of hepatocellular carcinoma, or HCC. AATD is the most common genetic cause of liver disease in children and a significant genetic risk factor for COPD in adults. It is estimated that approximately 100,000 individuals in the United States are living with AATD, yet fewer than 10% of these individuals have been clinically diagnosed. While intravenous augmentation therapies are FDA-approved to slow the progression of lung emphysema by restoring plasma AAT levels, there are currently no approved pharmacotherapies to treat AATD-associated liver disease.

In Vivo Approaches - siRNA-based Programs

Our siRNA-based portfolio includes clinical-stage programs in cardiovascular and thromboembolic diseases, developed in collaboration with Sirius. CTX611 is a novel double-stranded siRNA designed to target the human coagulation factor XI, or FXI, messenger RNA and inhibit FXI protein expression. Through modulation of the intrinsic coagulation pathway, CTX611 is intended to provide anticoagulant and antithrombotic effects. By targeting FXI, CTX611 aims to reduce thrombotic events while minimizing the risk of bleeding, representing a differentiated approach compared to Factor Xa inhibitors. In addition, CTX611 may offer the potential for reversibility not observed with other anti-Factor XI modalities. The addressable population for CTX611 is a range of thromboembolic and clotting-related indications, including atrial fibrillation (AF), venous thromboembolism, or VTE, ischemic stroke, cancer-associated thrombosis, chronic kidney disease, peripheral vascular disease, chronic coronary artery disease.

Two Phase 1 clinical trials of CTX611 have been completed by Sirius, and single doses of CTX611 have been well tolerated. CTX611 demonstrated robust pharmacodynamic effects, including reductions of over 93% in FXI levels and FXI activity, along with more than a twofold increase in activated partial thromboplastin time relative to baseline. These effects were sustained, with responses maintained for up to six months post-dosing.

Supported by clinical experience to date, CTX611 is being developed as a long-acting FXI inhibitor with the potential to support infrequent, including semi-annual, subcutaneous administration. CTX611 is being investigated in an ongoing Phase 2 clinical trial in evaluating the safety and efficacy of the candidate in preventing VTE in patients undergoing total knee arthroplasty.

Thromboembolic and clotting-related indications

Thromboembolic conditions arise from dysregulation of the coagulation cascade, a series of enzymatic reactions that give rise to a fibrin clot. Historic anticoagulation therapies target enzymes, such as Factor Xa and Thrombin, which are essential for hemostasis. While these therapies are effective at preventing clotting complications, they come with inherent bleeding risk. More recent therapeutic strategies aim to target enzymes, such as Factor XI, that are critical for thrombosis, but largely redundant for hemostasis. These approaches aim to decouple hemostasis from thrombosis and, consequently, widen the therapeutic window for silencing approaches toward thromboembolisms.

Venous Thromboembolism, or VTE, describes the formation of blood clots in venous circulation, giving rise to two disparate indications: deep vein thrombosis, or DVT, and pulmonary embolism, or PE. DVT occurs when a thrombus forms in the deep veins, typically of the legs, pelvis, or arms, obstructing venous return and causing local pain and swelling. PE occurs when a portion of this thrombus embolizes and travels to the lungs, blocking pulmonary arteries and impairing oxygenation. VTE represents a massive public health burden, as the Centers for Disease Control and Prevention, or CDC, estimates that up to 900,000 individuals are affected by VTE in the United States annually, resulting in 60,000 to 100,000 deaths. The current standard of care consists of anticoagulation with agents such as Low Molecular Weight Heparin, vitamin K antagonists (e.g., warfarin), or Direct Oral Anticoagulants. While effective, these therapies indiscriminately inhibit the coagulation cascade, creating a dose-limiting risk of major bleeding.

CAR T

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. We are advancing cell therapy programs for autoimmune indications and oncology.

We expect that the cellular engineering strategies that are ultimately successful will involve multiple genetic modifications, an application for which we believe CRISPR/Cas9 will play a central role. While other gene editing platforms could potentially be used for these purposes, CRISPR/Cas9 is particularly well-suited for multiplexed editing, which is the modification and/or insertion of multiple genes within a single cell. Gene editing techniques that require different protein enzymes for each genetic modification may be limited in the number of edits they can make concurrently due to efficiency, cytotoxicity and/or manufacturing challenges. In contrast, CRISPR/Cas9 has the potential to efficiently make multiple edits using a single Cas9 protein and multiple small gRNA molecules.

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

We are advancing cell therapy programs for autoimmune indications and oncology, including a next-generation, investigational, gene-edited, healthy donor-derived allogeneic CAR T product candidate, zugocabtagene geleucel (zugo-cel; formerly CTX112), in clinical trials. Zugo-cel targets CD19 and builds upon our first-generation programs, which provided important proof of concept that allogeneic CAR T cells can produce durable remissions following a standard lymphodepletion regimen and demonstrated a well-tolerated safety profile. Our CRISPR/Cas9 platform has enabled us to incorporate additional edits into our next-generation product candidates, and reflect our mission of innovating continuously to bring potentially transformative medicines to patients as quickly as possible.

Zugo-cel incorporates two novel gene edits. These edits—knock-out of Regnase-1 and knock-out of transforming growth factor-beta receptor type 2, or TGFBR2—are designed to enhance CAR T potency and reduce CAR T exhaustion. Editing Regnase-1 removes an intrinsic “brake” on T cell function while editing TGFBR2 removes a key extrinsic “brake” on T cell anti-tumor activity. We identified this combination of edits through systematic screening of dozens of new and previously described genes.

In total, to generate zugo-cel we make five modifications to T cells taken from healthy donors using our gene editing technology:

1.
Elimination of the T-cell receptor, or TCR, to reduce the risk of Graft versus Host Disease, or GvHD.
2.
Site-specific insertion of a CD19-directed CAR into the TRAC locus.
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

Our Next-Generation CRISPR Gene-edited Allogeneic CAR T Chassis

We believe this approach will have advantages over other allogeneic CAR T products in development that semi-randomly insert the CAR using an integrating virus and do not include edits to increase potency. Emerging clinical data from the ongoing clinical trial and pharmacology data, including pharmacokinetics, indicate that the novel potency gene edits in zugo-cel lead to significantly higher CAR T cell expansion and functional persistence in patients compared to first-generation candidates. In addition, zugo-cel exhibits increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch. We are producing zugo-cel for clinical trials at our internal GMP manufacturing facility in Framingham, Massachusetts.

Autoimmune disease

Autoimmune diseases can result from an immune response against the body’s own cells, tissues, or organs, also known as autoreactivity. Within autoimmune disease, there is a spectrum of autoreactivity that can manifest in a diverse array of symptoms. One form of autoreactivity is the presence of autoantibodies, which are a product of autoreactive, pathogenic B cells. Targeting these pathogenic B cells has been shown to ameliorate the symptoms of B-cell mediated autoimmune diseases. Several therapies have been approved for B-cell mediated autoimmune diseases, such as rituximab in rheumatoid arthritis; however, such therapies require chronic administration and largely do not achieve complete remission of disease.

Multiple groups have begun to demonstrate the utility of CAR T therapy for the treatment of various B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or SLE, progressive systemic sclerosis and idiopathic immune myositis. Specifically, treatment with CD19-directed autologous CAR T cells after lymphodepletion has produced durable remissions in early clinical studies. Subsequently, several cell therapy approaches are being developed to treat B-cell mediated diseases.

Allogeneic CAR T therapy has the potential to provide meaningful clinical benefit with several potential advantages, including increased scalability, dramatically decreased cost of goods, reduced risk of toxicities and an improved patient experience with no need for apheresis. Removing the requirement for apheresis allows patients to continue to use concurrent medications instead of withdrawing them during the autologous CAR T cell manufacturing process, reducing the risk of disease-related flares. Autoimmune disease could represent a large additional opportunity for our allogeneic CAR T cell therapy platform across multiple indications, including SLE, progressive systemic sclerosis, idiopathic immune myositis, immune thrombocytopenia purpura, and warm autoimmune hemolytic anemia.

Systemic lupus erythematosus

Systemic lupus erythematosus, or SLE, is a chronic autoimmune disease characterized by the production of autoantibodies, particularly against nuclear components, which causes widespread deposition of immune complexes and tissue damage across multiple organ systems. SLE clinical presentation is variable, but can range from mild mucocutaneous symptoms to life-threating organ involvement. According to the CDC, conservative estimates suggest SLE affects approximately 200,000 individuals in the United States. Treatment strategies are stratified by disease severity, with antimalarials serving as the cornerstone of therapy to prevent flares. During active disease, corticosteroids and broad immunosuppressants e.g., methotrexate, mycophenolate mofetil are used to induce remission. Recent years have seen the FDA approval of targeted biologics, including belimumab, and anifrolumab a type I interferon receptor antagonist, as well as voclosporin specifically for lupus nephritis. However, many patients remain refractory to current treatments or suffer from significant steroid-induced toxicity.

Systemic Sclerosis

Systemic sclerosis, or SSC, is a chronic, multi-system autoimmune disease characterized by autoimmunity, vasculopathy, and fibrosis. Initiating endothelial cell injury, production of autoantibodies and activation of fibroblasts leads to production of excessive collagen and extracellular matrix proteins that drive thickening and hardening of skin and connective tissue. Beyond the skin, SSc can affect the lungs, kidneys, heart, and gastrointestinal tract. The prevalence of SSc varies, but is estimated to be approximately 17 per 100,000 individuals. The treatment landscape has evolved to target specific organ manifestations. For SSc-associated interstitial lung disease, Sc-ILD, the FDA has approved nintedanib, a tyrosine kinase inhibitor with antifibrotic activity, and tocilizumab, an IL-6 receptor antagonist. Standard management also includes broad immunosuppression with agents such as mycophenolate mofetil or cyclophosphamide. Despite these advances, significant unmet need remains for therapies that can halt or reverse the underlying fibrotic and vascular progression of the disease.

Idiopathic Inflammatory Myopathies

Idiopathic Inflammatory Myopathies, or IIM, otherwise known as myositis, are a group of systemic autoimmune disorders characterized by chronic muscle inflammation, progressive muscle weakness, and complicating extra-muscle manifestations. The pathophysiology of IIMs is immunologically complex, but, in part, is driven by autoantibody production. The annual incidence of IIM is estimated at approximately 1 to 20 cases per 1,000,000 individuals, with a prevalence of roughly 2 to 34 per 100,000. Treatment strategies rely heavily on broad immunosuppression, including high-dose corticosteroids often combined with steroid-sparing agents such as methotrexate or azathioprine. IVIG is FDA-approved for the treatment of dermatomyositis. For refractory cases, B-cell depleting agents, rituximab, or Janus Kinase inhibitors are increasingly utilized. However, a significant proportion of patients experience chronic disability, interstitial lung disease, and treatment-related toxicity.

Immune thrombocytopenia purpura

Immune thrombocytopenia purpura, or ITP, is an acquired autoimmune disorder characterized by isolated low platelet count (<100,000/µL) in the absence of other causes. The primary mechanism of disease includes production of autoantibodies that target glycoproteins on the surface of platelets, resulting in destruction by the immune system. Concurrently, these autoantibodies impair the ability of de novo platelet generation in the bone marrow. ITP manifests clinically as increased risk for bleeding, which can be life-threatening in cases of events such as intracranial hemorrhage, and significant fatigue. ITP occurs in approximately 31,000 patients in the U.S; the current therapeutic landscape include corticosteroids, intravenous immunoglobulin, or IVIG, and therapies that aim to increase platelet production or address autoantibody production e.g., B-cell depletion; however, a subset of these patients remain refractory.

Autoimmune hemolytic anemia (wAIHA)

Warm autoimmune hemolytic anemia (wAIHA) is a rare, life-threatening autoimmune disorder characterized by the production of polyclonal IgG autoantibodies that bind to antigens on the surface of red blood cells at physiological body temperatures, leading to recognition by macrophages and premature destruction. This accelerated destruction outpaces the bone marrow's compensatory production of new red blood cells, resulting in severe anemia. wAIHA presents with symptoms of profound fatigue, dyspnea, jaundice, and dark urine, and carries a substantial risk of life-threatening thrombotic events. The annual incidence of wAIHA in the United States is estimated at approximately 1 to 6 cases per 100,000 individuals, with a prevalence of approximately 1 in 8,000 to 12,000 individuals. Currently, there are no FDA-approved pharmacotherapies specifically indicated for the treatment of wAIHA, but standard of care relies on broad immunosuppression, beginning with stabilization using high-dose corticosteroids and progressing to off-label use of B-cell depleting therapies for patients aiming to taper or who are refractory to high-dose steroids.

Immuno-oncology

Interest in the oncology community has grown rapidly in the field of immuno-oncology, or treatments that harness the immune system to attack cancer cells. Engineered immune cell therapy is one such approach, in which immune system cells such as T cells are genetically modified to enable them to recognize and attack cancerous cells.

Engineered cell therapy has demonstrated encouraging results leading to multiple approvals for autologous, or patient-derived, CAR T products in indications such as diffuse large B-cell lymphoma, multiple myeloma, and follicular lymphoma. These cell therapies require unique products to be created for each patient treated, an approach that has in the past proven challenging and cost prohibitive in the field of oncology. This bespoke manufacturing process takes time during which a patient’s disease can progress and sometimes fails to produce a viable product at all. In contrast, allogeneic, or donor-derived, engineered T-cell therapies can be manufactured ahead of time and administered “off-the-shelf,” enabling immediate availability, improved access and efficiency, simpler logistics, greater consistency, and re-dosing.

Large B-cell Lymphoma

Large B-Cell Lymphoma, or LBCL, represents a heterogeneous group of aggressive non-Hodgkin lymphomas resulting from the malignant transformation and rapid clonal proliferation of mature B-lymphocytes. While LBCL encompasses several subtypes, Diffuse Large B-Cell Lymphoma, or DLBCL, is the dominant clinical entity, accounting for approximately 80% of LBCL cases and 30-40% of all non-Hodgkin lymphomas globally. Pathologically, LBCL is characterized by the disruption of normal B-cell differentiation within the germinal center of lymph nodes, leading to the accumulation of large, rapidly dividing cells that express B-cell surface antigens such as CD19 and CD20. DLBCL is the most common lymphoid malignancy in adults, with an estimated ~18,000 new cases diagnosed annually in the United States. The standard of care for frontline treatment is the chemoimmunotherapy regimen R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone), with which approximately 60-70% of patients achieve CR. However, some patients will have disease that is refractory to initial therapy or relapses after remission, or R/R LBCL. For these patients, the prognosis has historically been poor. While the recent approval of CD19-directed CAR-T cell therapies (e.g., axicabtagene ciloleucel, lisocabtagene maraleucel) and bispecific antibodies (e.g., epcoritamab, glofitamab) has transformed the treatment landscape, these modalities are associated with significant toxicities, such as cytokine release syndrome, or CRS, and neurologic events, or ICANS, and complex manufacturing logistics.

Zugocabtagene geleucel

Autoimmune disease

The autologous CAR T cells used successfully in autoimmune diseases to date appear to cause a B cell “reset” following deep B cell depletion whereby reconstituted B cells do not express high levels of autoantibodies. We believe that zugo-cel has the potential to produce a similar B cell “reset”.

Zugo-cel is being investigated in two ongoing clinical trials: a Phase 1 basket trial in autoimmune rheumatologic diseases, including systemic lupus erythematosus, or SLE, systemic sclerosis, or SSc, and inflammatory myositis and a second clinical trial in immune thrombocytopenia purpura and warm autoimmune hemolytic anemia. Zugo-cel has been granted RMAT designation by the FDA for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma.

Preliminary clinical data from the Phase 1 study in autoimmune rheumatologic diseases released in December 2025 and updated in January 2026 has been encouraging, and zugo-cel has been well tolerated to date. As of the original data cut-off on December 17, 2025, four patients (2 SLE and 2 immune-mediated necrotizing myopathy with interstitial lung disease) have been treated at a dose of 100 million cells and followed for at least 28 days post-infusion:

•
Zugo-cel cell expansion is comparable to that observed at the same dose in patients in the ongoing B-cell lymphomas trial.
•
Rapid and deep B-cell depletion in the periphery was observed within the first 1-2 days and maintained over the first month of treatment, with repopulating B-cells demonstrating a shift toward an unswitched, naïve repertoire.
•
All patients demonstrated significant clinical improvement at the Day 28 assessment.
•
The first patient with SLE, refractory to 9 prior therapies with a baseline Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K) score of 8, has maintained drug-free DORIS clinical remission through Month 6 following CAR T therapy.

•
Treatment has been well-tolerated, with no high-grade CRS or ICANS observed.

Updated data released in January 2026 indicate the first patient with SLE, refractory to 9 prior therapies with a baseline Systemic Lupus Erythematosus Disease Activity Index 2000, or SLEDAI-2K, score of 8, has maintained drug-free DORIS clinical remission through month 9 following CAR T therapy. Additionally, the second SLE patient with a baseline SLEDAI-2K score of 8, has sustained B cell depletion with SLEDAI-2K score of 0 through month 2 following CAR T therapy.

Summary of Zugo-cel Clinical Efficacy in SLE (N=2)

Immuno-oncology

We are investigating zugo-cel in an ongoing clinical trial designed to assess the safety and efficacy of zugo-cel in adult patients with relapsed or refractory CD19-positive B-cell malignancies who have received at least two prior lines of therapy. In this trial, we use a standard lymphodepletion regimen consisting of cyclophosphamide (500 mg/m2) and fludarabine (30 mg/m2) for three days.

As of December 2025, a total of 39 patients have been treated across all 4 dose levels. The recommended Phase 2 dose, or RP2D, was recently endorsed at the 600 million cell dose for the LBCL cohort. As of the data cut-off of November 20, 2025, 10 patients with R/R LBCL have been treated at the RP2D of 600 million cell dose and have had at least one month of follow-up, with the following observations:

•
An overall response rate of 90% (9/10) and a complete response rate of 70% (7/10) were observed, including a complete response, or CR, in a patient who relapsed following autologous CAR T cell therapy.
•
Among patients who have completed 12-months of follow-up, 67% (2/3) remained in CR at the 12-month evaluation.
•
Peak mean CAR T cell expansion of approximately 1,700 cells/µL was observed at the RP2D, representing approximately a four-fold higher expansion compared with patients receiving 300 million cells.
•
Rates of Grade 3 CRS, ICANS and serious infections were 17%, 17%, and 8%, respectively, among all LBCL patients treated at the RP2D (n=12).
•
No Grade 3 ICANS or CRS has been observed at the 100 million cell dose, which is the dose currently being studied in the autoimmune basket trials.

As described below, positive clinical data generated through December 2025 support the advancement of zugo-cel into the Phase 2 portion of the ongoing Phase 1/2 clinical trial. Eligible disease subtypes include large B-cell lymphoma, or LBCL, follicular lymphoma grade 1-3a, marginal zone lymphoma, and mantle cell lymphoma.

Interim Zugo-cel Phase 1 Data Suggests Durability in LBCL at RP2D

Additional candidates

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing several additional investigational CAR T programs. In addition, we are developing both transient and integrated in vivo CAR T therapies by targeting T cells with LNPs and leveraging our delivery, mRNA, and gene editing expertise.

Regenerative Medicine

We continue to advance our regenerative medicine portfolio, including in diabetes. We believe our gene editing capabilities have the potential to enable a beta-cell replacement product candidate that may deliver durable benefit to patients without the need for long-term immunosuppression.

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

We are advancing CTX213, a deviceless beta cell replacement product candidate consisting of unencapsulated precursor islet cells derived from induced pluripotent stem cells for the treatment of T1D. CTX213 utilizes six gene edits designed to promote immune evasion and cell fitness: knock-out of B2M and TXNIP and knock-in of PD-L1, HLA-E, MANF and A20. CTX213 benefits from work on a precursor product candidate, CTX211, where a Phase 1 trial observed sustained c-peptide production 12 months post implantation and histology-confirmed survival of transplanted insulin producing islet cells, despite the fibrosis of the encapsulation device and infiltration of immune cells. Preclinical studies have shown direct administration of CTX213 leads to improved glycemic control and C-peptide production in a diabetic rat model.

In addition, in March 2023, we entered into a non-exclusive license agreement with Vertex for Vertex to utilize certain of our gene-editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent/requiring diabetes throughout the world. To date, we have recognized revenue of $205.0 million in upfront and milestone payments and remain eligible to receive additional research and development milestones and royalties on future products under the license.

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

Vertex

We, and certain of our affiliates, have entered into a series of agreements with Vertex, and or affiliates of Vertex, that contemplate certain research, development, manufacturing and commercialization activities involving various targets. Since October

2015, we have entered into a Strategic Collaboration, Option and License Agreement, as amended in 2017 and 2019, or the 2015 Collaboration Agreement; a Joint Development and Commercialization Agreement, or the Vertex JDA, which was amended and restated in April 2021, or the A&R Vertex JDCA, as amended in December 2023, or the Amended A&R Vertex JDCA. In addition, we and Vertex entered into a non-exclusive license agreement in March 2023, or the Non-Ex License Agreement, pursuant to which we agreed to license to Vertex, on a non-exclusive basis, certain of our gene editing intellectual property.

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

Financial Terms. In the second quarter of 2021, in connection with the closing of the transaction contemplated by the amendment and restatement of the Vertex JDA, we received a $900 million up-front payment from Vertex. Additionally, in connection with the FDA’s approval of CASGEVY on December 8, 2023 for the treatment of sickle cell disease in patients 12 years and older with recurrent vaso-occlusive crises, we received a $200.0 million milestone payment from Vertex in the first quarter of 2024. The net profits and net losses, as applicable, incurred under the Amended A&R Vertex JDCA with respect to all product candidates and products specified in such agreement, other than CASGEVY, shall be shared equally between us and Vertex. With respect to CASGEVY only, the net profits and net losses, as applicable, incurred under the agreement through July 1, 2021 in connection with the initial shared product (i.e., CASGEVY) were shared equally between us and Vertex, and beginning July 1, 2021, the net profits and net losses, as applicable, incurred under the agreement are allocated 40% to CRISPR and 60% to Vertex. In addition, for the years ended December 31, 2022, 2023 and 2024, the agreement allowed us to defer a portion of our share of costs under the arrangement if spending on the CASGEVY program exceeds $110.3 million annually. In December 2023, pursuant to the amendment, the parties agreed to (a) allocate certain costs arising from a license agreement with a third party, resulting in a current payment due to Vertex by CRISPR of $20 million upon an event specified in such amendment; and (b) adjust, under certain specified circumstances, the timing of and portion of CRISPR’s share of costs it is permitted to defer under the agreement. Any deferred amounts under the Amended A&R Vertex JDCA are payable to Vertex only as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

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

The Non-Ex License Agreement includes, among other things, provisions relating to the following:

Financial Terms. In connection with entering into the Non-Ex License, we received a $100.0 million upfront payment from Vertex and have subsequently received $105.0 million in research and development milestones achieved by Vertex through December 31, 2025. We are eligible to receive additional milestone payments from Vertex of up to $125.0 million in the aggregate. The milestones are dependent on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. We are also eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits. In the event of any termination or expiration of the Non-Ex License Agreement, tiered royalties on the sales of certain products will continue in the low to mid-single digits.

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

Sirius Therapeutics

In May 2025, we entered into a Collaboration, Option and License Agreement, or the Sirius Agreement, with Sirius Therapeutics, or Sirius-CY, and Sirius Therapeutics, Inc., or Sirius-US, and together with Sirius-CY, Sirius, pursuant to which, among other things, (1) we and Sirius-US will collaborate on the research, development, manufacture, commercialization and use of certain collaboration products utilizing Sirius’ siRNA technology for targeting Factor XI, including CTX611 (formerly known as SRSD107), collectively, the Sirius Collaboration Products; and (2) Sirius granted to us options to exclusively license Sirius siRNA technology to target up to two licensed targets for the research, develop, manufacture and commercialization of licensed products, collectively the siRNA Licensed Products, in exchange for the potential to receive certain option fees, milestone payments and royalties.

Upfront Consideration. In connection with entering into the Sirius Agreement, we agreed to issue to Sirius-CY an aggregate of (i) approximately $70.0 million of our common shares, and (ii) a cash payment of $25.0 million. In connection with the issuance of our common shares, we and Sirius-CY entered into a share issuance agreement relating to the issuance of 1,842,105 registered common shares at an issue price of $38.00 per common share and which were subject to a customary lock-up.

Governance. We and Sirius established a joint steering committee to provide high-level oversight, decision-making and periodic updates regarding activities under the Sirius Agreement, including formation of additional committees, as applicable. Such committee is comprised of an equal number of representatives from each party and meets at least quarterly to review the progress of collaboration program activities and oversee the research program for licensed products. The committee endeavors to make all decisions by consensus. In the event it is unable to reach consensus, we have final decision-making authority on certain matters, including all matters related to siRNA Licensed Products after option exercise.

Termination Generally. Either party can terminate the Sirius Agreement upon the other party’s material breach, subject to specified notice and cure provisions, or upon the insolvency of the other party. To the extent permissible by applicable law, Sirius may also terminate the Sirius Agreement in the event we commence or participate in any action or proceeding challenging the validity or enforceability of any patent that is licensed to us pursuant to the Sirius Agreement. We also have the right to terminate the Sirius Agreement with respect to a siRNA Licensed Product, on a product-by-product basis, for convenience at any time upon 90 days’ written notice prior to first commercial sale of any siRNA Licensed Product and upon 180 days’ notice after first commercial sales of an siRNA Licensed Product.

Absent early termination or opt-out (and subject to the additional rights in lieu of termination described below), the Sirius Agreement will continue, (a) with respect to Sirius Collaboration Products, until the date on which such product is no longer commercialized, on a country-by-country and product-by-product basis; (b) with respect to siRNA Licensed Products, until expiration of all payment obligations under the Sirius Agreement, on a country-by-country and product-by-product basis.

Sirius Collaboration Products

With respect to Sirius Collaboration Products, the Sirius Agreement includes, among other things, provisions relating to the following:

•
Financial Terms. With respect to Sirius Collaboration Products, we and Sirius will equally share all development and commercialization costs. For the first collaboration product candidate successfully developed, we will be the lead party responsible for commercialization efforts in the United States and Sirius-US will be the lead party responsible for commercialization efforts in Greater China. The parties will determine the lead party responsible for commercialization in the rest of the world at a future date. The net profits and net losses, as applicable, incurred under the Sirius Agreement with respect to all Sirius Collaboration Products shall be shared equally between us and Sirius.

In addition, we will pay Sirius future development and regulatory milestones of up to an aggregate of $87.5 million one time regardless of the number of Sirius Collaboration Products that achieve the milestones, and, at our sole election, can be paid in cash, our common shares or a combination thereof.

•
Exclusivity. Under the Sirius Agreement, from the effective date of the Sirius Agreement and for so long as Sirius Collaboration Products are commercialized, neither party nor any of its affiliates may, alone or in conjunction with a third party, engage in activities to advance any siRNA-based pharmaceutical product, medical therapy, treatment, preparation, substance or formulation targeting factor XI or activities in a specified field.
•
Termination. If circumstances arise pursuant to which a party would have the right to terminate the Sirius Agreement with respect to a Sirius Collaboration Product for any reason, such party may elect to keep the Sirius Agreement in effect and cause such other party to be treated as if it had exercised its opt-out rights with respect to the products associated with such uncured material breach or other action leading to the termination right and, if there was an uncured material breach, the milestones and royalties payable to the breaching party would be reduced by a specified percentage and the breaching party may no longer participate in any joint committee, subcommittee or working group with respect to the collaboration products program.
•
Opt-Out Rights. Either party may opt out of the development of a Sirius Collaboration Product under the Sirius Agreement after the later of a period of time or a predetermined point in the development of such Sirius Collaboration Product, on a product-by-product basis. In the event of such opt-out, the party opting-out will no longer share in the net profits and net losses associated with such Sirius Collaboration Product and, instead, the opting-out party will be entitled to mid-single to low-double digit percentage tiered royalties on the net sales of such product, if commercialized. In addition, if the opting-out party is Sirius, Sirius will be entitled to certain milestone payments up to an aggregate of $340.0 million. If we are the opting-out Party, depending on the timing of the opt-out, we will be entitled to certain milestone payments up to an aggregate of $340.0 million, and if the opt-out is prior to the first commercial sale of the opt-out product, the opt-out milestone payments will be capped at a certain percentage of our cumulative development costs for such opt-out product.

siRNA Licensed Products

Under the Sirius Agreement, we have options to exclusively license Sirius siRNA technology to target up to two licensed targets from a list of seven reserved targets for the research, development, manufacture and commercialization of siRNA Licensed Products. Each option is exercisable during a specified exercise period defined by future events for each such licensed target. If we elect to exercise our option to a licensed target to research, develop, manufacture and commercialize siRNA Licensed Products, we will make a one-time $10.0 million payment per option, each, an Option Payment, to Sirius, in cash, our common shares or a combination thereof. The Option Payment is payable up to two (2) times.

•
Financial Terms. We will pay Sirius certain specified future development, regulatory and sales milestones of up to an aggregate of $300.0 million for the first siRNA Licensed Product relating to each licensed target, as well as tiered royalty payments in the mid-single digits to low double digits range on future sales of a commercialized siRNA Licensed Product. The royalty payments are subject to reduction under certain specified conditions set forth in the Sirius Agreement. In addition, at our sole election, certain development and regulatory milestones may be paid in cash, our common shares or a combination thereof. We are solely responsible for all research, development, manufacturing and global commercialization activities and associated costs for siRNA Licensed Products, as well as all associated costs related to Sirius activities set forth in any applicable research plan relating thereto.
•
Exclusivity. Under the Sirius Agreement, Sirius has agreed to certain exclusivity obligations with respect to siRNA-based products targeting reserved targets or licensed targets. Upon expiration of the nomination period, the reserved targets that are not licensed targets by us will no longer be subject to the exclusivity obligations.
•
Rights In-lieu of Termination. If circumstances arise pursuant to which we would have the right to terminate the Sirius Agreement with respect to siRNA Licensed Products for any reason (except termination by us for convenience), we may elect to keep the Sirius Agreement in effect and all amounts due under the Sirius Agreement with respect to siRNA Licensed Products on or after the date of the applicable material breach would be reduced by a specified percentage.

The foregoing descriptions of our strategic agreements are qualified in their entirety by reference to the full text of such agreements, copies of which are filed as exhibits to this Annual Report on Form 10-K.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, know-how and improvements that we believe are commercially important to our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties, that cover our gene editing technology and existing and planned therapeutic programs. We also rely on trade secret protection and confidentiality agreements to protect our proprietary technologies and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, as well as continuing technological innovation and seeking in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene editing. We additionally rely on trademark protection, copyright protection and regulatory protection available via orphan drug designations, data exclusivity, market exclusivity, and, if relevant, patent term extensions. Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for our technology, our ability to defend and enforce our intellectual property rights and our ability to operate without infringing any valid and enforceable patents and proprietary rights of third parties. We also protect the integrity and confidentiality of our data, know-how and trade secrets by maintaining physical security of our premises and physical and electronic security of our information systems. Our granted patents and any other patents that may ultimately issue from our wholly-owned and in-licensed patent families described below are expected to expire starting in 2033, not including any applicable patent term extensions.

CRISPR-Owned Intellectual Property

We have developed a broad intellectual property estate intended to provide multiple layers of protection around our proprietary gene editing technologies, including CRISPR/Cas9 platform and next-generation editing technologies, and our other technologies, including in vivo delivery, as well as our product candidates. These patent families encompass filings covering our development programs (such as composition of matter, method of use, manufacturing processes, dosing and formulations), the use and improvement modifications of CRISPR/Cas9 systems for gene editing and next generation editing systems (such as improvements to component systems including nucleases and single or modified gRNAs, as well as novel Cas9 and polymerase variants and codon-optimized novel constructs), in vivo targets, technologies for delivering protein/nucleic acid complexes and RNA into cells (such as improved viral vector or lipid nanoparticle systems), and technology relevant to stem cell-based therapies and cancer therapies.

Overall, our wholly-owned intellectual property estate includes approximately eighty (80) active patent families and over one hundred twenty (120) granted or allowed patents, including in the United States, China, Europe, South Africa, Australia, Canada, China, Japan, Mexico and other selected countries in South America, the Middle East and Asia. In addition, we have patent applications pending throughout the world, including in the United States, Europe, Australia, China, Canada and Japan.

Our U.S. trademark estate consists of approximately thirteen (13) pending applications, including, for example, for CRISPR-X, SYNTASE, CTX112, CTX213, CTX321, CTX340, CTX460 and CTX611, as well as nine U.S. registrations, including for CRISPR THERAPEUTICS, the CRISPR THERAPEUTICS logo, and CTX310. Our international trademark estate consists of multiple pending applications and registrations in various jurisdictions covering similar subject matter.

In-Licensed Intellectual Property from Dr. Charpentier

In addition to our wholly-owned intellectual property estate, in April 2014, we in-licensed all of Dr. Charpentier’s worldwide rights under a patent application filed in March 2013 pursuant to exclusive license agreements with Dr. Charpentier, which we collectively refer to as the Charpentier License Agreement. The Charpentier License Agreement covers certain aspects of our CRISPR/Cas9 technology platform including, for example, compositions of matter (e.g., CRISPR/Cas9 systems) and methods of use, including the use of CRISPR/Cas9 systems for gene editing. The Charpentier License Agreement is limited to therapeutic products, such as pharmaceuticals and biologics and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions. For further information about this license, please see “Business— License Agreements— License Agreements with Dr. Charpentier.”

The intellectual property exclusively licensed to CRISPR under the Charpentier License Agreement has named inventors who assigned their rights either to the Regents of the University of California, or California, or the University of Vienna, or Vienna. California’s rights are subject to certain overriding obligations to the sponsors of its research, including the Howard Hughes Medical Institute and the U.S. Government. Caribou Biosciences, or Caribou, has reported that it had an exclusive license to patent rights from California and Vienna, subject to a retained right to allow non-profit entities to use the inventions for research and educational purposes. Intellia Therapeutics, Inc., or Intellia, has reported that it had an exclusive license to such rights from Caribou in certain fields. We refer collectively to Dr. Charpentier, California, and Vienna as the “CVC Group”. We are or have been and will likely be in the future subject to quasi-litigation, inter partes administrative proceedings in various jurisdictions around the world including the U.S. Patent and Trademark Office, or USPTO, the European Patent Office and patent offices in Australia, Japan, China and India involving the patent portfolio. For further information regarding risks regarding these proceedings, please see generally “Risk Factors—Risks Related to Intellectual Property.”

In December 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement, or the IMA, with California, Vienna, Dr. Charpentier, Intellia, Caribou, ERS Genomics Ltd., or ERS, and our wholly-owned subsidiary TRACR Hematology Ltd., or TRACR. Under the IMA, California and Vienna retroactively consent to Dr. Charpentier’s licensing of her rights to the CRISPR/Cas9 intellectual property to CRISPR and TRACR pursuant to the Charpentier License Agreement and to ERS, in the United States and globally. The IMA also provides retroactive consent of co-owners to sublicenses granted by us, TRACR and other licensees, prospective consent to sublicenses they may grant in future, retroactive approval of prior assignments by certain parties, and provides for, among other things, (i) good faith cooperation among the parties regarding patent maintenance, defense and prosecution, (ii) cost-sharing arrangements, and (iii) notice of and coordination in the event of third-party infringement of the subject patents and with respect to certain adverse claimants of the CRISPR/Cas9 intellectual property. Unless earlier terminated by the parties, the IMA will continue in effect until the later of the last expiration date of the patents underlying the gene editing technology, or the date on which the last underlying patent application is abandoned. For further information regarding the effects of joint ownership in the United States and in other jurisdictions worldwide, please see “Risk Factors—The Intellectual Property That Protects Our Core Gene Editing Technology Is Jointly Owned, And Our License Is From Only One Of The Joint Owners, Materially Limiting Our Rights In The United States And In Other Jurisdictions.”

License Agreements

License Agreements With Dr. Charpentier

In April 2014, Dr. Charpentier concurrently entered into the following exclusive license agreements:

CRISPR License Agreement: We entered into an exclusive license agreement with Dr. Charpentier pursuant to which we were granted an exclusive worldwide, royalty-bearing license, including the right to sublicense, under Dr. Charpentier’s joint ownership interest in the intellectual property subject to such license agreement, to research, develop and commercialize therapeutic products such as pharmaceuticals or biological preparations, and any associated companion diagnostics, for the treatment or prevention of human diseases, disorders, or conditions, other than hemoglobinopathies, which we refer to as the CRISPR Field. Additionally, we were granted an exclusive, worldwide, royalty-free sublicense, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic products relating to the CRISPR Field which incorporate any intellectual property that TRACR develops under its license with Dr. Charpentier. In turn, we granted to Dr. Charpentier an exclusive license with the obligation to sublicense to TRACR any intellectual property we develop under the license with Dr. Charpentier for treatment and prevention of hemoglobinopathies in humans, including, without limitation, sickle cell disease and thalassemia. CRISPR is solely responsible for all clinical, regulatory and development costs.

TRACR License Agreement: TRACR entered into an exclusive license agreement with Dr. Charpentier pursuant to which we were granted an exclusive, worldwide, royalty-bearing license, including the right to sublicense, under Dr. Charpentier’s joint ownership interest in the intellectual property subject to such license agreement to research, develop, produce, commercialize and sell therapeutic and diagnostic products for the treatment and prevention of hemoglobinopathies in humans, including sickle cell disease and thalassemia, which we refer to as the TRACR Field. Additionally, TRACR received a non-exclusive, worldwide, royalty-free license, including the right to sublicense, to carry out internal pharmaceutical research for therapeutic products outside of the TRACR Field and an exclusive, worldwide, royalty-free sublicense, including the right to sublicense, to research, develop, produce, commercialize and sell therapeutic products relating to the TRACR Field which incorporate any intellectual property that CRISPR develops under its license with Dr. Charpentier. In turn, TRACR granted to Dr. Charpentier an exclusive license to sublicense to CRISPR any intellectual property that TRACR develops under the license with Dr. Charpentier for use in the CRISPR Field. TRACR is solely responsible for all clinical, regulatory and development costs.

As a general matter, the material terms and conditions of the CRISPR License Agreement and TRACR License Agreement are substantially the same other than the permitted fields of use under each such agreement (as noted above). As such, for ease of reference, we refer to the CRISPR License Agreement and the TRACR License Agreement individually and collectively as the Charpentier License Agreement.

The licenses granted under the Charpentier License Agreement are exclusive, even as to Dr. Charpentier, except that she retains a non-transferable right to use the technology for her own research purposes and in research collaborations with academic and non-profit partners. The exclusive license granted under the Charpentier License Agreement is granted only under Dr. Charpentier’s interest in the patent applications and the exclusivity is not granted under any other joint owner’s interest.

Under the terms of the Charpentier License Agreement, as consideration for the license, Dr. Charpentier received a technology transfer fee, as well as the right to receive an immaterial annual maintenance fee, immaterial clinical and regulatory milestone payments that are due after the initiation of certain clinical trial and regulatory events a low single digit percentage royalty on net sales of licensed products, and a low single digit percentage royalty on sublicensing revenue. We are obligated to use commercially reasonable efforts to obtain regulatory approval to market of a licensed therapeutic product under each Charpentier License Agreement.

Unless terminated earlier, the term of each Charpentier License Agreement will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the patents in-licensed to us or TRACR under the applicable Charpentier License Agreement in such country. We and TRACR have the right to terminate the agreement at will upon 60 days’ written notice to Dr. Charpentier. Each Charpentier License Agreement may be terminated by either party thereto upon 90 days’ notice in the event of a material breach by the other party, which is not cured during the 90-day notice period. Dr. Charpentier may terminate the license agreement immediately if we challenge the enforceability, validity, or scope of any in-licensed patent right under the Charpentier License Agreement.

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

We have an approximately 50,000 square foot manufacturing facility in Framingham, Massachusetts intended for clinical and commercial production of our product candidates and certain components thereof for certain of our programs. The facility was designed with flexibility and scalability in mind in order to accommodate manufacturing and supply for our product pipeline. We believe it has the capacity to support, in whole or in part, the manufacture and supply of product for certain of our current clinical programs with the capability to scale-up to support potential commercial supply. In addition, we believe our facility has the capacity and necessary technology to support additional programs we may advance in the future, including some of our in vivo programs and our T1D program, as well as the production of various critical components, such as mRNA, we may utilize in the future. Our operations at this facility are compliant with current Good Manufacturing Practice, or cGMP, and in 2023 we began manufacturing certain of our product candidates, including zugo-cel, at this facility for our clinical trials of such product candidates.

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

Competition

The biotechnology and pharmaceutical industries, including in the gene editing, gene therapy, nucleic acids therapies, and cell therapy fields, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we currently face, and will continue to face, substantial competition from many different sources, including large pharmaceutical, specialty pharmaceutical and biotechnology companies; academic institutions and governmental agencies; and public and private research institutions, some or all of which may have greater access to capital or resources than we do. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, but we will also have to compete with new therapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene editing and gene therapy, nucleic acid therapy, and cell therapy. In addition, we compete with companies working to develop these therapies by utilizing advanced extrahepatic delivery vectors. Companies across each of these vectors serve as competitive threats for CRISPR Therapeutics AG.

Gene editing and gene therapy competition

Our platform and product focus is on the development of therapies using CRISPR/Cas gene editing technology. We are aware of several companies focused on developing therapies in various indications using CRISPR/Cas gene editing technology, including Editas Medicine, Intellia Therapeutics, Metagenomi, and Scribe Therapeutics. In addition, several academic groups have developed new gene editing technologies, such as base editing, reverse transcriptase editing, and gene insertion via recombinases that may have utility in therapeutic development. Companies seeking to develop therapies based on these technologies include Beam Therapeutics, Prime Medicine, Tessera Therapeutics, and Verve Therapeutics (recently acquired by Eli Lilly).

Several companies are also pursuing alternative gene editing approaches using epigenetic editing, TALENs, meganucleases, and RNA editing. These companies include Allogene Therapeutics, Cellectis, Iovance Biotherapeutics, Factor Bioscience, Korro Bio, nChroma Bio, Precision BioSciences, Sangamo Therapeutics, Scribe Therapeutics, Tune Therapeutics, and Wave Life Sciences.

Several companies are pursuing traditional approaches toward gene therapy, primarily utilizing gene supplementation via AAVs or lentiviral vectors. These companies may also serve as competitive threats and include 4D Molecular Therapeutics, AskBio, Passage Bio, Sarepta Therapeutics, UniQure, and Voyager Therapeutics.

Nucleic acid therapies competition

In addition to our gene editing platform, we are engaged in development activities related to transient transcript silencing via siRNA. Several companies are developing nucleic acid therapies related to our siRNA development pipeline, including Alnylam, Arrowhead Therapeutics, Avidity Biosciences, Bayer, Biogen, Dyne Therapeutics, Eli Lilly, Ionis Pharmaceuticals, Novartis, Novo Nordisk, Sarepta Therapeutics, Stoke Therapeutics, and Wave Life Sciences.

Cell therapy competition

We are aware of several companies developing both autologous and allogeneic cell therapies, of which both serve as key competitors. These competitors are developing ex vivo CAR T therapies, in vivo CAR T therapies, and stem cell-derived cell therapies and include Allogene, Autolus, BlueRock Therapeutics (acquired by Bayer in 2019), Bristol Myers Squibb, Caribou Biosciences, Cellectis, Fate Therapeutics, Iovance Biotherapeutics, Johnson & Johnson, Kite Pharma (acquired by Gilead Sciences in 2017), and Novartis.

Extrahepatic delivery

We are also aware of companies developing targeted lipid nanoparticles, lentiviral vectors, and/or non-viral approaches for the delivery of genetic medicine payloads to extrahepatic tissues. Of these companies, those focused on transduction of hematopoietic stem progenitor cells or their progeny (e.g., T-cells, B-cells, NK cells, dendritic cells) pose the greatest competitive threat, including Azalea Therapeutics, Beam Therapeutics, Capstan (recently acquired by AbbVie), Editas Medicine, Ensoma, Interius Biotherapeutics (recently acquired by Kite Pharma / Gilead Sciences), Tessera Therapeutics, Kelonia, Orbital (recently acquired by Bristol Myers Squibb), Sana Biotechnology, Stylus Medicine, and Umoja Biopharma.

Therapeutic area competition

We are also aware of companies developing therapies in various areas related to our specific research and development programs and therapeutic areas. In hemoglobinopathies, these companies include Azalea Therapeutics, Beam Therapeutics, Capstan (recently acquired by AbbVie), Editas Medicine, Ensoma, Interius Biotherapeutics (recently acquired by Kite Pharma / Gilead Sciences), Kelonia, Merck, Novartis Pharmaceuticals, Orbital (recently acquired by Bristol Myers Squibb), Pfizer, Sana Biotechnology, Stylus Medicine, Tessera Therapeutics and Umoja Biopharma. In immuno-oncology, these companies include Adicet Bio, Allogene Therapeutics, Bristol Myers Squibb, Caribou Biosciences, Cellectis, Century Therapeutics, Fate Therapeutics, Gilead Sciences, Legend Biotech, Novartis Pharmaceuticals and Poseida Therapeutics. In autoimmune disease, these companies include Allogene Therapeutics, AstraZeneca, Bristol Myers Squibb, Cabaletta Bio, Capstan (recently acquired by AbbVie), Caribou Biosciences, Century Therapeutics, Fate Therapeutics, Interius Biotherapeutics (recently acquired by Kite Pharma / Gilead Sciences), Kelonia, Nkarta Inc., Novartis, Orbital (recently acquired by Bristol Myers Squibb), Stylus Medicine, Tessera Therapeutics and Umoja Bio. In regenerative medicine, these companies include BlueRock Therapeutics (acquired by Bayer in 2019), Century Therapeutics, Sana Biotechnology, and Semma Therapeutics (acquired by Vertex in 2019).

In in vivo gene editing, the companies include Beam Therapeutics, Capstan (recently acquired by AbbVie), Editas Medicine, Intellia Therapeutics, Interius Biotherapeutics (recently acquired by Kite Pharma / Gilead Sciences), Kelonia, Metagenomi, Orbital (recently acquired by Bristol Myers Squibb), Prime Medicine, Sana Biotechnology, Scribe Therapeutics, Tessera Therapeutics, Umoja Biopharma and Verve Therapeutics (recently acquired by Eli Lilly).

Development of genetic medicines has rapidly increased outside of the United States, with a particular emphasis in China. There are several genetic medicine companies advancing therapies in this region with planned clinical trials outside of China and pose a competitive threat to CRISPR Therapeutics AG, including AccurEdit, HudiaGene, and Yoltech Therapeutics.

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

In addition to competition from other gene editing therapies or gene or cell therapies, any product we may develop may also face competition from other types of therapies, such as small molecule, antibody or protein therapies. New scientific discoveries may also cause CRISPR/Cas9 technology, or gene editing as a whole, to be considered an inferior form of therapy.

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

Further, in June 2025, the FDA announced the creation of a new program, the Commissioner’s National Priority Voucher, or

CNPV, program, to expedite the development and approval of drug and biological products with potential to address a major national priority, such as addressing a large unmet medical need, reducing downstream health care utilization, addressing a public health crisis, boosting domestic manufacturing, or increasing medication affordability. The FDA has stated that voucher recipients will receive a decision with respect to a drug or biological product marketing application on an accelerated basis, as well as enhanced communication with review staff throughout the development process prior to final submission of the application and during the review period. The FDA has further indicated that a CNPV can expire, and the voucher process must be commenced within two years following receipt from the FDA.

The FDA expects the CNPV program to accelerate drug or biological product application or efficacy supplement review times from 10 months to 1-2 months by convening a multidisciplinary team of physicians and scientists for a team-based review, interacting frequently with the sponsor to clarify questions, and completing review of the application concurrently. Following completion of these steps, the multidisciplinary team will convene for a one-day “tumor board style” review meeting. The faster timeframe is contingent upon additional requirements from the company, and FDA reserves the right to extend the review as needed.

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

Regulation and Procedures Governing Approval of Medicinal Products in Europe

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable health regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in Europe generally follows the same lines as in the United States, although the approval of a medicinal product in the United States is no guarantee of approval of the same product in Europe, either at all or within the same timescale as approval may be granted in the United States. The process entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the EMA, or the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by the European Commission or these authorities before the product can be marketed and sold in Europe.

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on 31 January 2022. It overhauled the current system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

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

Specifically, the grant of a marketing authorization in the EU for advanced therapy medicinal products, including gene therapy medicinal products, somatic cell therapy medicinal products and tissue-engineered products, is governed by Regulation (EC) No 1394/2007 on ATMPs, read in combination with Directive 2001/83/EC of the European Parliament and of the European Council, which is the EU Directive governing medicinal products for human use. Regulation (EC) No 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the Committee for Advanced Therapies, or CAT, at the EMA, which conducts a scientific assessment of the MAA and provides an opinion regarding the MAA for an ATMP. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

The Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for issuing a final opinion on whether an ATMP meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk profile. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion, together with supporting documentation, to the European Commission, which makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA's recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time frame of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, the UK is no longer covered by centralized marketing authorizations. However, on January 1, 2024, a new international recognition framework was put in place by MHRA under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators.

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

The PRIME scheme is open to medicines under development and for which the applicant intends to submit an initial marketing authorization application through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (meaning there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development, and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address, to a significant extent, an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in human studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

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

Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents applicants for authorizations of generics or biosimilars from referencing the innovator’s preclinical and clinical data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed in the EU until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained a marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

In the European Union, a marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing EU Member State for a nationally authorized product. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any marketing authorization that is not followed by the actual placing of the medicinal product on the EU market (in the case of the centralized procedure), or on the market of the authorizing EU Member State, within three years of the grant of the authorization, or where the product is no longer marketed for a continuous period of three years ceases to be valid (the so-called sunset clause).

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission, following review by the EMA’s Committee for Orphan Medicinal Products, if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made; or (b) it is unlikely that the product, without benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment of such condition authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

An orphan designation provides a number of benefits, including fee reductions, regulatory assistance, and the ability to apply for a centralized marketing authorization. The grant of a marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity for the authorized therapeutic indication. During this market exclusivity period, neither the European Commission, EMA nor the competent authorities of the EU Member States can accept an application or grant a marketing authorization in respect of a “similar medicinal product” for the same therapeutic indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. There are a few limited of derogations from the ten-year period of market exclusivity pursuant to which the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication, which are:

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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025 in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020 and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations.

At present, the UK has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended). The regulatory regime in the UK therefore aligns in many ways with EU regulations, however it is possible that these regimes will more significantly diverge in future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition framework mentioned above which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changed the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products under the centralized procedure destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which are derived from the Clinical Trials Directive 2001/20/EC, as implemented into UK national law through secondary legislation. In April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025. The Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025 will take full effect from April 28, 2026, and aim to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards. In addition, in October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

There is no pre-marketing authorization orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same as in the EU, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

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

Certain state laws also govern the privacy and security of health information in some circumstances, many of which are not preempted by HIPAA and differ from each other in significant ways, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of sensitive categories of data, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices. While clinical trial data and information governed by HIPAA are currently exempt from the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, the California Privacy Rights Act, or CPRA, amended the CCPA and imposes additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.

Similar laws have been passed in numerous other states which add additional complexity, variation in requirements, restrictions and potential legal risk. The existence of comprehensive privacy laws in different states in the United States may make our compliance obligations more complex and require additional capital and investment of resources, may impact or limit the availability of previously useful data and could require us to make costly changes to our business practices and policies. Enforcement of such laws is not yet clear and may increase the likelihood that we will be subject to enforcement actions, fines or otherwise incur liability and be required to incur litigation expenses to defend against claims of noncompliance. There are also states that are specifically regulating health information. For example, Washington state’s My Health My Data Act, or MHMDA, regulates the collection and sharing of health information, and has a private right of action, which further increases compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information including biometric data. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits transfers of data, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. and could restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In 2010, the United States Congress enacted the ACA, which, among other things, modified how drug products are covered and paid by government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

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
•
increasing the minimum rebate liability owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;
•
establishing a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;
•
expanding the types of entities eligible for the 340B drug discount program;
•
establishment of the Medicare Part D coverage gap discount program which, although later further modified and replaced by the Inflation Reduction Act, required manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable products to eligible beneficiaries during the so-called “donut hole” or coverage gap period as a condition of the manufacturers’ outpatient products being covered under Medicare Part D;
•
creating a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishing the Center for Medicare and Medicaid Innovation, or CMMI, within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, including prescription product spending.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example:

•
The Budget Control Act of 2011 included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031.
•
The Statutory Pay-As-You-Go Act of 2010 and subsequent legislation including the One Big Beautiful Bill Act of 2025, created further reductions to Medicare payments to providers that go into effect starting in 2026 absent further legislation.
•
The American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs.
•
The One Big Beautiful Bill Act of 2025 also imposed significant reductions in Medicaid funding and enrollment requirements, which are expected to reduce Medicaid enrollment and covered services, which may further reduce demand for our products, if approved.

These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. It is unclear how other healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

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

Further, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was later pushed back to January 1, 2032 by the Inflation Reduction Act of 2022 (“IRA”).

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

The IRA was signed into law in August 2022. The IRA included several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate and set price caps for Medicare Part B and Part D pricing for certain high-cost, single-source drugs and biologics without generic or biosimilar competition; reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, effectively eliminating the so-called “donut hole” for Medicare Part D; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge, among other areas. The effect of the IRA on our business and the healthcare industry in general is not yet known.

In addition, recent executive and agency actions have advanced various most-favored-nation (“MFN”)-type pricing concepts that could materially affect the prices we may obtain for any products, if approved. On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate MFN price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Human Capital

We are dedicated to conducting business with the highest standards of corporate responsibility. Our goal is to build an engaged and passionate workforce striving to positively impact patients, our communities, and broader society. We are committed to recruiting the best people for the job regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background, or religious belief in accordance with all applicable laws. Our human capital resource priorities include skill-based hiring aligned to our business priorities and merit-based recognition across the organization.

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

We consider our human capital resources strategy to be comprehensive and is built around our core way of working: collaborative, undaunted, entrepreneurial, and results-oriented. We foster a strong relationship with and among our employees with ongoing efforts such as training and development programs, including skill development courses, manager training, leadership development opportunities, tuition reimbursement and robust online course training libraries for reference on a myriad of development topics. We also support cross-functional career development pathways, in addition to traditional promotions within functions in the organization. We plan to continue to evolve and add to our suite of human capital resources as we grow.

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

Risks Related to Our Financial Position and Need for Additional Capital

We Have Incurred Significant Operating Losses Since Our Inception And Anticipate That We Will Incur Continued Losses For The Foreseeable Future.

We have funded our operations through public and private offerings of our equity securities, private placements of our preferred shares, convertible loans and collaboration agreements with strategic partners. While we were profitable for the year ended December 31, 2021 due to an upfront payment associated with our collaboration with Vertex, we are not currently profitable and we do not expect to be profitable in future years. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•
continue our clinical trials for our various wholly-owned and partnered programs;
•
continue our current research programs and our preclinical and clinical development of product candidates;
•
seek to identify additional research programs and additional product candidates;
•
conduct preclinical studies to support U.S. Investigational New Drug, or IND, applications and foreign equivalents and initiate clinical trials for our product candidates;
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
•
add personnel, including personnel to support our product candidate development;
•
acquire or in-license other technologies; and
•
establish a sales, marketing, and distribution infrastructure to commercialize any products for which we, or our partners and collaborators, may obtain or have obtained marketing approval.

In addition, we and our partner, Vertex, have received marketing approval for CASGEVY in certain jurisdictions. Under the Amended A&R Vertex JDCA, for the years ended December 31, 2022, 2023 and 2024, we had the option to defer and did defer costs on the CASGEVY program in excess of $110.3 million annually, subject to certain adjustments under certain circumstances. Beginning in 2025, we no longer have the option to defer such costs on the CASGEVY program, and, as a result, we have incurred increased development and commercialization expenses for the CASGEVY program. We expect that such expenses will exceed our share of revenue for the foreseeable future.

As a result of all of the foregoing, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing product candidates, including gene-based product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We Will Need To Raise Substantial Additional Funding, Which Will Dilute Our Shareholders. If We Are Unable To Raise Capital When Needed, We Would Be Forced To Delay, Reduce Or Eliminate Some Of Our Product Development Programs Or Commercialization Efforts.

The development of product candidates, including gene-based product candidates, is capital intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate preclinical studies and clinical trials for and seek marketing approval for our product candidates, as well as incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of our collaborators currently or in the future if we obtain marketing approval for any of our product candidates. For example, beginning in 2025, we no longer have the option to defer certain costs on the CASGEVY program under the Amended A&R Vertex JDCA, and, as a result, we have incurred increased development and commercialization expenses for the CASGEVY program. We expect that our share of expenses for the development and commercialization of CASGEVY will increase, and has increased, and that such expenses will exceed, and have exceeded, our share of revenue for the foreseeable future. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates, investigate new technologies, including delivery modalities, or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

As of December 31, 2025 and 2024, we had cash, cash equivalents and marketable securities of approximately $1,975.8 million and $1,903.8 million, respectively. With our cash, cash equivalents and marketable securities on hand as of December 31, 2025, we expect cash, cash equivalents and marketable securities to be sufficient to fund our current operating plan through at least the next 24 months.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, progress, results and costs of clinical trials, drug discovery, preclinical development and laboratory testing for our wholly-owned and partnered product candidates;
•
the scope, prioritization and number of our research and development programs;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;
•
the success of our collaborations with Vertex and Sirius;
•
our ability to establish and maintain additional collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration or license agreements we obtain;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of various expenses, including clinical trial, development, manufacturing and commercialization costs, under our current or future collaboration agreements, if any;
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

Our development efforts are ongoing and we have primarily focused our research and development efforts to date on gene editing and other technologies, including CRISPR/Cas9 and next-generation platform technologies, as well as delivery technologies, and our initial product candidates. Our future success depends heavily on the successful development of our next-generation product candidates and other future product candidates. We have invested substantially all of our efforts and financial resources in the development of our proprietary technologies and identification and development of our current product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, while we and our partner, Vertex, have received marketing approvals for CASGEVY in certain jurisdictions, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future, and our research programs, including additional programs subject to current and future collaboration agreements with third parties, may fail to identify potential product candidates for clinical development for a number of reasons or may fail to successfully advance any product candidates through clinical development. Our potential product candidates may be shown to have harmful side effects or may have other characteristics or unforeseeable consequences that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval, or that lead to product-related claims or litigation, including without limitation personal injury or product liability claims, adverse or serious adverse events, regulatory enforcement actions, or product recalls or market withdrawals. Our partner,

Vertex, generates product sales from CASGEVY, of which we receive 40% through our collaboration arrangement with Vertex. This amount is currently insufficient to cover program expenses and as such, we are responsible for 40% of losses, subject to certain limitations. We currently generate no revenue from sales of any wholly-owned product and we may never be able to again research, develop or commercialize a marketable product.

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

Similarly, relatively few siRNA product candidates have been tested in humans and to date few have received regulatory approval and market authorizations.

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory authorities, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. Although to date the FDA has cleared the INDs that we have submitted for certain of our clinical trials, it is possible that the FDA may impose requirements that result in a delay of any of our programs or their regulatory approval. If we are unable to complete any required studies satisfactorily, the FDA or other regulatory authorities could require that we exclude certain patient populations from clinical studies, place our clinical studies on hold, or require us to cease further clinical studies or deny approval of such product candidates. Further, competitors that are developing ex vivo or in vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs, or cause the FDA or other regulatory authorities to impose additional requirements, that could cause us to delay or pause development of our product candidates. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, results of operations and prospects significantly. We cannot guarantee that the FDA or other regulatory authorities will not change their requirements in the future or approve amendments to our INDs or equivalent regulatory filings on the timelines we expect.

Our CRISPR/Cas9 Gene Editing Product Candidates Are Based On A Relatively New Gene Editing Technology, Which Makes It Difficult To Predict The Time And Cost Of Development And Of Subsequently Obtaining Regulatory Approval, If At All. There Have Only Been A Limited Number Of Clinical Trials Of Product Candidates Based On Gene Editing Technology.

We aim to develop treatments and therapies for people suffering from serious diseases through transformative gene-based medicines, including ex vivo engineered cell therapies and in vivo therapies. Although there have been significant advances in recent years in the fields of gene therapy and genome editing, including CRISPR/Cas9 gene editing technology, such technologies, including in vivo CRISPR-based genome editing technologies in particular, are relatively new and only a limited number of clinical trials of product candidates based on such gene editing technologies have been commenced and their therapeutic utility is largely unproven. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. For example, to date, no genome editing in vivo therapy has been approved in the United States, EU or other key jurisdictions. While we and our partner, Vertex, have received marketing approvals for CASGEVY in certain jurisdictions, we cannot guarantee we and Vertex will receive additional marketing approvals for CASGEVY or we will receive marketing approvals for our other product candidates in the future. In addition, because we have only recently commenced clinical trials for certain of our other product candidates, we have not yet been able to fully assess safety in humans. There may be long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, testing of our product candidates in animal models may not be predictive of the results we observe in human clinical trials of our product candidates for either safety or efficacy. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene editing technology, or any similar or competitive gene editing technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our gene editing technology or any of our research and development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Our Engineered Allogeneic T cell Product Candidates Represent A Novel Approach To Autoimmune and Cancer Treatment That Creates Significant Challenges For Us.

For our autoimmune disease and immuno-oncology programs, we are developing allogeneic T cell product candidates that are engineered from healthy donor T cells to express chimeric antigen receptors, or CARs, and are intended for use in any patient with certain autoimmune diseases or cancers. Unlike for autologous chimeric antigen receptor, or CAR T, therapies, for allogeneic CAR T therapies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized allogeneic CAR T product candidates challenging and makes the development and commercialization pathway of those product candidates uncertain.

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

In addition, approved autologous CAR T therapies and those under development have shown frequent rates of cytokine release syndrome, neurotoxicity, serious infections, prolonged cytopenia and hypogammaglobulinemia, and other serious adverse events that have resulted in patient deaths. We expect similar adverse events for our allogeneic CAR T product candidates. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy or underlying disease. Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as Graft versus Host Disease, or GvHD, or infusion reactions. GvHD results when allogeneic T cells start recognizing the patient’s normal tissue as foreign.

We have aimed to eliminate the T-cell receptor from the healthy donor T cells using our CRISPR/Cas9 gene editing technology to reduce the risk of GvHD from our product candidates, as well as to remove the class I major histocompatibility complex from the cell surface in order to limit the patient’s immune system from attacking the allogeneic T cells and to improve the persistence of the CAR T cells. However, the gene editing of our product candidates may not be successful in limiting the risk of GvHD or premature rejection by the patient. In addition, results of our autoimmune disease and immuno-oncology clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

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

The FDA, MHRA and the EMA have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates for a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as the U.S. congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates.

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

Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects could arise either during clinical development or, if such side effects are rare, after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. If our technology or technology we in-license from third parties, including CRISPR/Cas9 gene editing technology and gene silencing technology, or delivery modalities we utilize demonstrate a similar effect, we may decide or be required to halt or delay preclinical development, clinical development or commercialization of our product candidates. For example, through internal efforts and external collaborations, we are pursuing the development of multiple delivery technologies, including LNPs, to support our current and future in vivo product candidates. Possible adverse side effects that could occur with treatment with a product or product candidate utilizing such delivery modalities could include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. While we have designed our proprietary LNP platform to minimize any LNP vehicle-related toxicities with repeat administration in vivo by engineering amino lipids to avoid the immune system and to be rapidly biodegradable relative to prior LNP formulations, we cannot provide assurances that our product candidates utilizing our proprietary LNP platform or similar other delivery modalities will not activate one or more immune responses giving rise to potential immune reaction related adverse events, like liver toxicities or enzyme elevations.

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

Any positive results from our preclinical studies or preliminary results from our clinical trials of our product candidates may not necessarily be predictive of the results from required later preclinical studies and clinical trials. For example, for our in vivo product candidates, our proposed delivery modalities combined with or separate from our product candidates, have a limited history of being evaluated in human clinical trials. Any of our product candidates, including our in vivo candidates, candidates utilizing siRNA and CAR T candidates, may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. Preliminary, interim and top-line data from clinical trials may change as more patient data become available. Preliminary, interim or top-line data from clinical trials are not necessarily predictive of final results, including the results submitted in support of approval in a BLA or equivalent submission outside the United States. Interim, top-line and preliminary data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects. Moreover, preliminary, interim and top-line data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. For example, consistent with the FDA's recommendation, certain of our clinical trials include a 15 year follow-up observation period in which we will continue to collect patient data.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. Similarly, many companies in the pharmaceutical and biotechnology industries have failed to receive regulatory approval despite completing registrational trials. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval.

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

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial; and our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. For example, there is no assurance that data obtained at the completion of any of our clinical trials, including for our ongoing wholly-owned product candidates, will indicate clinically meaningful benefit or support submission of a BLA, or will be sufficiently robust from a safety and/or efficacy perspective to support either accelerated or conditional approval or full approval. Moreover, there is no assurance that the data obtained to date in the ongoing clinical trials of CASGEVY and being submitted or planned to be submitted is or will be sufficiently robust from a safety and/or efficacy perspective to support either accelerated or conditional approval or full approval of a BLA or a foreign equivalent in all jurisdictions for which regulatory applications are submitted. Depending on the outcome of these ongoing clinical trials and robustness of the data submitted, once submitted, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval of a BLA. Furthermore, if any undesirable or unacceptable side effects, unexpected characteristics or other serious adverse events occur, and if we are unable to demonstrate such adverse events were caused by factors other than our product candidate, the FDA could suspend our clinical trial until we are able to gather sufficient information or order us to cease further clinical studies of our product candidate. If this were to occur this would likely result in delays in our ability to submit a BLA for regulatory approval. We may face similar challenges with foreign regulatory authorities.

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

In order to eventually market any of our product candidates in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Similarly, approval by foreign regulatory authorities does not ensure approval by the FDA. In addition, data from clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval in multiple jurisdictions could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in certain countries. Regulatory approval processes outside the United States involve all of the risks associated with FDA approval. We do not have any wholly-owned product candidates approved for sale in any jurisdiction, including international markets, and, as a company, do not have experience in being solely responsible for obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation or Priority Review by the FDA, or PRIME Scheme by the EMA, Even If Granted for Any of Our Product Candidates, May Not Lead to a Faster Development, Regulatory Review or Approval Process, and It May Not Increase the Likelihood That Any of Our Product Candidates Will Receive Marketing Approval.

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

We have obtained and may seek RMAT designation for some of our product candidates. For instance, CASGEVY was granted RMAT designation by the FDA for the treatment of TDT and SCD, as well as zugo-cel for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma. There is no assurance that we will be able to obtain RMAT designation for other of our product candidates. RMAT designation does not change the FDA's standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing authorization application for a product that constitutes the same drug (or, in the EU, a “similar medicinal product”) treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be extended by two years for medicines that have complied with an agreed pediatric investigation plan prior to authorization of the product. The exclusivity period in the European Union can also be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, because, for example, the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be withdrawn if the relevant regulatory authority determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from FDA in the United States, the European Commission in the EU and other regulatory authorities internationally, the commercial success of our products or product candidates will depend, in significant part, on the acceptance of healthcare providers, patients and health care payors of gene therapy products in general, and our products or product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by healthcare providers, patients, health care payors and others in the medical community. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

•
the efficacy, durability and safety of such product candidates as demonstrated in any future clinical trials;
•
the potential and perceived advantages of product candidates over alternative treatments;
•
the cost of treatment relative to alternative treatments;
•
the clinical indications for which the product candidate is approved by FDA, the European Commission or other regulatory authorities;
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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene editing and gene therapy, nucleic acid therapies, and cell therapy. In addition, we compete with companies working to develop therapies in areas related to our specific research and development programs. Our platform and product focus is on the development of therapies using gene-based technology, including CRISPR/Cas9, as well as other technologies, including next-generation editing technologies for targeted gene correction and gene insertion with non-viral delivery approaches. For a detailed discussion of the competition that we face with respect to our business, including our platform, product indications, other technologies (e.g. small molecule, antibody, or protein therapies), gene editing technology, gene or cell therapies, intellectual property, new technologies, personnel, clinical trial locations, reimbursement opportunities and collaborators, please see the section entitled “Business—Competition”. If we are unable to compete successfully in this highly competitive biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected.

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

Subject to the terms set forth in the A&R Vertex JDCA, we are obligated to share equally the net profits and net losses, as applicable, incurred under the Amended A&R Vertex JDCA with respect to all product candidates and products specified in the A&R Vertex JDCA other than for CASGEVY. With respect to CASGEVY only, beginning in July 2021, the net profits and net losses are allocated 40% to CRISPR and 60% to Vertex. Vertex has had and may again have additional expenditures related to the CASGEVY program or other programs under the Amended A&R Vertex JDCA that we cannot predict and that we will be required to pay our portion of or agree to pay a portion of in the future pursuant to the terms of the agreement. For example, under certain circumstances, either party can propose to in-license intellectual property that it believes is necessary or commercially reasonable to obtain to develop and commercialize CASGEVY or future hemoglobinopathies product candidates that are subject to the Amended A&R Vertex JDCA, and any costs associated with acquiring such intellectual property rights would be shared by the parties in accordance with the terms of the Amended A&R Vertex JDCA. Moreover, under the Amended A&R Vertex JDCA, for the years ended December 31, 2022, 2023 and 2024, we had the option to defer and did defer costs on the CASGEVY program in excess of $110.3 million annually, subject to certain adjustments under certain circumstances. Beginning in 2025, we no longer have the option to defer such costs on the CASGEVY program. As a result, our expenses in 2025 related to the CASGEVY program are significantly greater than in 2022, 2023 and 2024 as a result of Vertex’s commercialization efforts for CASGEVY and may be significantly greater than in 2022, 2023 and 2024 in the future.

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

CASGEVY For SCD Has Received A Commissioner’s National Priority Voucher. The Benefits Of Such A Voucher, Including A Potentially Accelerated Timeline For Review Of Any [sBLA] Submission For CASGEVY For SCD By The FDA, May Not Be Able To Be Fully Realized.

In June 2025, the FDA announced the creation of a new program, the Commissioner’s National Priority Voucher, or CNPV, program, to expedite the development and approval of drug and biological products with potential to address a major national priority, such as addressing a large unmet medical need, reducing downstream health care utilization, addressing a public health crisis, boosting domestic manufacturing, or increasing medication affordability. The FDA has stated that voucher recipients will receive a decision with respect to a drug or biological product marketing application on an accelerated basis, as well as enhanced communication with review staff throughout the development process prior to final submission of the application and during the review period. For additional information regarding the CNPV program, see the section entitled “Business-Government Regulation-Licensure and Regulation of Biologics in the United States-Expedited Programs.”

On November 6, 2025, the FDA announced that CASGEVY for SCD was awarded a CNPV. As a result, the [sBLA] for CASGEVY for SCD is eligible for the benefits of this program. However, receipt of the CNPV does not guarantee that any [sBLA] will be approved on an expedited basis or at all. The FDA has stated that the review time for an application of a CNPV recipient may be extended, including because the application is incomplete, if the results of pivotal trial(s) are ambiguous, or, if the review is particularly complex. The CNPV program is in pilot stage, so its implementation, operation, and ultimate impact or benefits are subject to uncertainty.

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

Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations and collaborators may not perform their obligations as expected. For some programs, we also depend on, or may in the future depend on, third-party collaborators and strategic partners to design and conduct our clinical trials, and for any approved products, the commercialization of such products. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and commercialization of our partnered product candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered product candidates in a manner that is in our best interest or may not be fiscally disciplined in their execution. For example, certain of our agreements allow for the parties under certain circumstances to in-license intellectual property that such believes is necessary or commercially reasonable to obtain to develop and commercialize applicable product candidates, and any costs associated with acquiring such intellectual property rights would be shared by the parties in accordance with the terms of the applicable collaboration or license agreement. Disagreements between parties to a collaboration arrangement regarding clinical development, manufacturing and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement or result in litigation or arbitration, which would be time-consuming and expensive. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception and reputation in the business and financial communities could be adversely affected.

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

Licensors generally have sole discretion in determining the efforts and resources that they will apply to the licensed products. In addition, if any of these licensors withdraw support for licensed programs or proposed products or otherwise impair their development or commercialization, our business could be negatively affected. Additionally, if one of our licensors terminates its agreement with us, we may find it more difficult to attract new license partners and our perception in the business and financial communities could be adversely affected.

If Conflicts Arise Between Us And Our Collaborators Or Strategic Partners, These Parties May Act In A Manner Adverse To Us And Could Limit Our Ability To Implement Our Strategies.

If conflicts arise between our corporate or academic licensors, collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.

In addition, current or future collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

Our Collaborators Or Strategic Partners May Decide To Adopt Alternative Technologies Or May Be Unable To Develop Commercially Viable Products With Our Technology, Which Would Negatively Impact Our Financial Results And Our Strategy To Develop These Products.

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of our gene-editing technology, including CRISPR/Cas9, or other technologies. Additionally, because our current collaborators or strategic partners are and we anticipate that any future collaborators or strategic partners will be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our technology, including CRISPR/Cas9 gene editing technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. For example, ViaCyte (a wholly-owned subsidiary of Vertex) elected to opt-out of our diabetes collaboration in 2023. As a result, following such opt-out, we are solely responsible for the costs associated with our diabetes program and we will owe ViaCyte certain opt-out royalties pursuant to the ViaCyte JDCA, which will increase our expenses. Furthermore, the failure to develop and commercialize a product candidate pursuant to our agreements with our current or future collaborators would prevent us from receiving future milestone and royalty payments which would negatively impact our financial results.

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

Our Product Candidates And Our Business Could Be Substantially Harmed.

We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct future clinical trials and we currently rely on third parties to conduct certain aspects of our preclinical studies and clinical trials for our product candidates. Nevertheless, we are responsible for ensuring that each of our preclinical studies, clinical trials and any future preclinical studies and clinical trials we sponsor are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs or other third parties will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each such study or clinical trial is conducted in accordance with the general investigational plan and protocols for such study or trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as Good Clinical Practices, or GCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. We also rely on and expect to continue to rely on third-party contract manufacturing organizations to produce certain of our clinical trial materials. See, for example, “Risk Factors--Risks Related to Manufacturing--We Expect To Rely On Third Parties To Manufacture Our Clinical Product Supplies, And We Intend To Rely On Third Parties For At Least A Portion Of The Manufacturing Process Of Our Product Candidates. Our Business Could Be Harmed If The Third Parties Experience Supply Chain Shortages, Fail To Provide Us With Sufficient Quantities Of Product Inputs Or Fail To Do So At Acceptable Quality Levels Or Prices” for additional information.

We and our CROs are and will continue to be required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of preclinical studies and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed, among other things, of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable regulatory authorities for any drugs in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and FDA or comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our future clinical trials must be conducted with product candidates produced in accordance with the requirements in cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action and require significantly greater expenditures.

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

Risks Related to Manufacturing and Supply

Gene Editing and Gene Silencing Products Are Novel And May Be Complex And Difficult To Manufacture. We Could Experience Manufacturing Problems Or Regulatory Requirements That Result In Delays In The Development, Approval Or Commercialization Of Our Product Candidates Or Otherwise Harm Our Business.

The manufacturing process used to produce ex vivo engineered cell therapies and in vivo genome editing products based on gene-editing technology, including CRISPR/Cas9, as well as siRNA product candidates are novel, may be complex, and there is limited industry experience implementing and executing such processes to meet clinical and commercial production demand. Several factors could cause production interruptions, including inability to develop novel manufacturing processes, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, including pandemics, disruption in utility services, human error or disruptions in the operations of our suppliers, including acquisition of a supplier by a third party or declaration of bankruptcy. The expertise required to manufacture these product candidates may be unique to a particular third-party contract manufacturing organization, and as a result, it would be difficult and time consuming to find an alternative third-party contract manufacturing organization. Failure or process defects in any of the interrelated systems at either our manufacturing facility or those of our third-party manufacturers, could adversely impact our ability to manufacture and supply cell therapy product candidates and certain components thereof intended for research, clinical and, if approved, commercial production. In addition, we may rely on third-party contract manufacturers outside the United States for certain components of our product candidates, and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

Our product candidates require and will continue to require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of biologics generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product or product candidate will perform in the intended manner. Accordingly, we will employ multiple steps to control the manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory, or other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA and other health regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures could cause us to delay product launches or clinical trials and we may need to conduct product recalls, all of which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our products or supply our clinical trials.

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

We and the third-party manufacturers of our product candidates are subject to applicable regulatory requirements, known as current Good Manufacturing Practice, or cGMPs, prescribed by the FDA and other rules and regulations prescribed by the EMA and other regulatory authorities. To obtain FDA and European Commission approval for our product candidates in the United States, Europe and other regions around the world, we need to undergo strict pre-approval inspections of our or our third-party manufacturing facilities. When inspecting our or our contractors’ manufacturing facilities, the FDA, competent authorities of the EU Member States or other regulatory authorities might cite cGMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and consume significant periods of time. Moreover, if the FDA, competent authorities of the EU Member States or another regulatory authority notes deficiencies as a result of its inspection, it will generally reinspect the facility to determine if the deficiency has been remediated to its satisfaction. The FDA, competent authorities of the EU Member States or other regulatory authorities may note further deficiencies as a result of its reinspection, either related to the previously identified deficiency or otherwise. If we or the manufacturers of our product candidates cannot satisfy the FDA, competent authorities of the EU Member States and other regulatory authorities as to compliance with cGMP on a timely basis, marketing approval for our product candidates could be seriously delayed, which in turn would delay commercialization of our product candidates.

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

Although we have established internal manufacturing capabilities and have established our own cell therapy manufacturing facility, we still rely on outside vendors to manufacture supplies, critical components and process our product candidates in connection with clinical trials we undertake of such product candidates. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

The facilities used to manufacture our product candidates must be evaluated by the FDA, or other regulatory agencies in other jurisdictions, pursuant to inspections that will be conducted after we submit an application to the FDA or other regulatory agencies. We may not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of our product candidates, as well as critical components for such product candidates. If our third-party contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities or regulatory authorities may cite them for deficiencies, and we may not be able to obtain or may be delayed in obtaining regulatory approval from the FDA or other regulatory authorities for our product candidates. In addition, we have no direct control over the ability of our third-party contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable regulatory authority does not approve these facilities or cites these facilities for deficiencies for the manufacture of our product candidates or if it withdraws any such approval or cites deficiencies in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, if our third-party contract manufacturers are unable to timely perform or become distracted as a result of actions taken by the FDA or a comparable regulatory authority, we may experience manufacturing delays or may need to find alternative manufacturing facilities, which in each case, would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

In addition, our reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited;
•
a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
•
a change in manufacturers or certain changes in manufacturing processes and procedures will require that we conduct a manufacturing comparability study to verify that any new manufacturer or manufacturing processes and procedures will produce our product candidate according to the specifications previously submitted to the FDA or other regulatory authority, and such study may be unsuccessful;
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
•
manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies or other regulatory authorities to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;
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

We are exposed to the risk of fraud or other misconduct by our employees, consultants, commercial partners, and principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the EMA, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and in other jurisdictions, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results. Also, please see, “Risk Factors--Risks Related to Information Security and Data Privacy--Our Internal Computer Systems, Or Those Of Our Collaborators Or Other Contractors Or Consultants, May Fail Or Suffer Security Breaches, Which Could Result In A Material Disruption Of Our Product Development Programs.”

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

Our success depends in large part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other commercially relevant jurisdictions with respect to our various gene editing technologies, including CRISPR/Cas9 and SyNTase platform technologies, as well as other technologies, including delivery technologies, and any proprietary product candidates we develop. We seek to develop, maintain and protect our proprietary position and intellectual property that is important to our business by relying upon a combination of know-how, technological innovation and intellectual property rights, including patent rights and trade secret protection, as well as entering into confidentiality agreements and in-licensing arrangements.

Like other companies in the biotech and pharmaceutical sector, obtaining or maintaining adequate patent protection for our proprietary technologies and product candidates is key to our success. Presently we have rights to certain intellectual property, through licenses from third parties and under patent rights that we own, to develop our gene editing and other technologies and product candidates. For example, we have filed numerous patent applications covering key aspects of our CRISPR/Cas9 platform technology and gene editing and other technologies and product candidates, which cover various aspects of our development programs, including, but not limited to, compositions of matter, as well as methods of making and using. Additionally, through our 2014 exclusive licenses with Dr. Charpentier, we exclusively license certain rights to a worldwide patent portfolio, including granted or allowed patents, as well as pending patent applications, which covers various aspects of our gene editing platform technology, including, for example, compositions of matter (e.g., CRISPR/Cas9 systems), and methods of use, including the use of a CRISPR/Cas9 system for gene editing.

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

Our pending and future patent applications or the patent applications that we obtain rights to through in-licensing arrangements may not result in patents being issued which protect our technology or future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Moreover, the ultimate outcome of any pending or allowed patent application or granted patent is uncertain and the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. See, for example, “Risk Factors —Risks Related to Intellectual Property—We May Not Be Able To Protect Our Intellectual Property And Proprietary Rights Throughout The World.” As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we or our licensors are unable to obtain or maintain patent protection with respect to our proprietary gene editing platform technology and any proprietary products and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.

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

Additionally, the issuance of a patent is not conclusive as to its inventorship or ownership, scope, validity or enforceability and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and in other jurisdictions by third parties, including competitors. There is a substantial amount of litigation as well as administrative proceedings for challenging patents and other intellectual property rights in the biotechnology and pharmaceutical industries, including the gene-editing space and in particular with respect to CRISPR/Cas9. See, for example, “Risk Factors —Risks Related to Intellectual Property—The Intellectual Property Landscape Around Gene Editing Technology, Including CRISPR/Cas9, Is Highly Dynamic, And Third Parties May Initiate And Prevail In Legal Proceedings Alleging That The Patents That We In-License Or Own Are Invalid Or That We Are Infringing, Misappropriating, Or Otherwise Violating Their Intellectual Property Rights, The Outcome Of Which Would Be Uncertain And Could Have A Material Adverse Effect On The Success Of Our Business.” Consequently, we do not know whether any of our technology advances or novel discoveries, including with respect to our gene editing platform, and product candidates will be protectable or remain protected by valid and enforceable patents. If the breadth or strength of protection provided by the patents or patent applications we hold is threatened, this could dissuade companies from collaborating with us to develop, and could threaten our ability to commercialize, product candidates or provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. The field of gene editing, especially in the area of gene editing technology, is still evolving. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. For example, in the fourth quarter of 2025, ToolGen, Inc., or ToolGen, initiated a lawsuit against us and other third parties alleging patent infringement by CASGEVY of a ToolGen patent relating to CRISPR/Cas9 gene editing technology. If we are found to infringe such third-party patents, we and our partners may be required to pay damages, cease commercialization of the infringing technology or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all. See, for example, “Risk Factors —Risks Related to Intellectual Property—Third-party Claims Of Intellectual Property Infringement Against Us, Our Licensors Or Our Collaborators May Prevent Or Delay Our Product Discovery and Development Efforts.”

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

Third parties, including competitors, may assert that they invented the inventions claimed in our issued patents or patent applications prior to our inventors, or may have filed patent applications before our inventors did, and that we infringe their patents or that we are otherwise employing their proprietary technology without authorization, and may sue us. See, for example, “Risk Factors —Risks Related to Intellectual Property—Third-party Claims Of Overlapping Intellectual Property Rights May Prevent Or Delay Our Product Discovery and Development Efforts.” In addition, third parties may obtain patents and claim that use of our technologies or the manufacture, use or sale of our product candidates infringes upon these patents. It is possible that we have failed to identify relevant third-party patents or applications, including those with claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover product candidates we discover and develop. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with any degree of certainty whether the inventors of our patents and patent applications or our licensed patents and patent applications were the first to make the inventions claimed in our owned or in-licensed patents or pending patent applications; that we (or our licensors) were the first to file for patent protection of such inventions, or that our product candidates are not later found to infringe certain issued patents. Moreover, there is no assurance that all of the potentially relevant prior art relating to our owned and in-licensed patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application.

If we or a third party that we are obliged to defend and indemnify are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we and our partners may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, cease commercialization of the infringing technology or the applicable product candidate, or we could be required to obtain one or more licenses under the applicable patents from third parties to continue developing, manufacturing, and marketing any product candidates we may develop and our gene-editing and other technologies until such patents expire or are finally determined to be held invalid or unenforceable. These third parties would be under no obligation to grant to us any such licenses and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain or maintain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our technologies and product candidates may be impaired or delayed, or we may be required to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

For example, third parties could assert that we do not have rights to certain technologies, including CRISPR/Cas9 technologies, or could assert and have asserted in the past, that the CVC Group does not have rights to certain CRISPR/Cas9 technologies, including inventorship and ownership rights to some of the CVC Group’s patents included in the worldwide patent portfolio we have in-licensed from Dr. Charpentier, or that such rights are limited. Specifically, the Broad Institute and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College, or Harvard University, which we refer to individually and collectively as the “Broad”, owns a patent family that includes issued patents in the United States and Europe that claim certain aspects of CRISPR/Cas9 systems to edit DNA in eukaryotic cells, including human cells. In addition to the Broad, other third parties, such as Vilnius University, ToolGen, MilliporeSigma (a subsidiary of Merck KGaA and formerly known as “Sigma-Aldrich”) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the CVC Group application was filed and allege (or may allege) that they were first to invent one or more of the inventions claimed by the CVC Group and/or claimed by Broad, i.e. before the CVC Group, before Broad, and before the other parties.

To date, the CVC Group has been involved in a series of interferences declared by the USPTO involving fourteen (14) pending U.S. patent applications co-owned by the CVC Group, on the one hand and on the other hand, thirteen (13) patents and a patent application co-owned by the Broad; a ToolGen patent application; and a patent application and two patents owned by MilliporeSigma. Because the CVC Group and these other third parties all allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit DNA in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. An adverse decision in any interference can be appealed to the Federal Circuit and through to the Supreme Court, and in the past has been and currently is working through this appeal process. Moreover, as a general matter, interferences can be, and currently have been, stayed pending the outcome of other interferences. For example, the CVC Group’s interferences against ToolGen and MilliporeSigma have been temporarily paused pending resolution of its interference with the Broad.

Going forward, the USPTO could declare new interferences involving the CVC Group related to the same patents and patent applications referenced above, or any of the CVC Group’s existing or new patents and patent applications. Additionally, the USPTO could declare new interferences with us individually related to our existing wholly-owned patent portfolio or new patents and patent applications we file in the future.

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

We cannot be certain which of these results, if any, will actually occur. In any case, it may be years before there is a final determination on priority in the United States with respect to CVC Group’s patents included in the worldwide patent portfolio we have in-licensed from Dr. Charpentier.

Further, third parties routinely file international counterparts of their U.S. applications, some of which have been granted or could in the future be granted in Europe and/or other non-U.S. jurisdictions. We, as well as other parties have initiated opposition proceedings against some of these grants, and we may in the future oppose other grants to these or other applicants. Similarly, various aspects of our intellectual property estate (both in-licensed and wholly-owned) has been, is and may in the future become involved in opposition proceedings in Europe or other jurisdictions, such as, for example, in Australia, Japan, China, and India. Opposition proceedings can lead to the revocation of a patent in its entirety; the maintenance of the patent as granted, or the maintenance of a patent in amended form, including claims being narrowed in a way that could impair or preclude our ability to enforce the patents against competitors in Europe. Opposition proceedings typically take years to resolve, including the time taken by appeals that can be filed by any of the parties. For example, several parties have filed oppositions in the European Patent Office to the grant of certain related European patents in-licensed from Dr. Charpentier that expire in 2033. As a result of certain opposition activities, certain patents were revoked, either due to revocation after opposition proceedings or voluntary withdrawal for procedural reasons, while other opposition proceedings remain ongoing. Furthermore, for example, EP 3597749 was revoked in November 2025; the CVC

Group may appeal the decision in 2026.

We cannot guarantee the outcome of the oppositions to our in-licensed patents in Europe or other jurisdictions outside the United States included in the worldwide patent portfolio we have in-licensed from Dr. Charpentier, and an adverse result could preclude us from enforcing our rights against third parties in Europe or such other jurisdictions. The effects that any such proceedings and results may have on us and our intellectual property position are currently unknown.

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

The worldwide patent portfolio we have in-licensed from Dr. Charpentier is currently co-owned by Dr. Charpentier, California, and Vienna. Because other parties share rights in this patent portfolio, we do not have the exclusive right to license and exploit the technology that is the subject of this patent portfolio. Further, we need the consent of the other co-owners, and in some instances, other licensees to enforce the patent portfolio, which could leave us unable to prevent third parties from competing with us and could make it more difficult to sublicense parts of our platform technology, either of which could have a material adverse effect on our business.

We May Experience Disputes With The Third Parties That We In-license Intellectual Property Rights From Or Those We

License Intellectual Property To. Any Disputes With These Parties Could Adversely Affect Our Business And We Could Lose License Rights That Are Important To Our Business.

We license the intellectual property that covers certain parts of our platform gene editing technology from a third party, and we expect to continue to in-license additional third-party intellectual property rights as we expand our gene editing and other technology. Disputes may arise with the third parties from whom we license our intellectual property rights from for a variety of reasons, including:

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

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time-consuming and is likely to divert significant resources from our core business, including distracting our technical personnel and management from their normal responsibilities and generally harm our business. For example, pursuant to the terms of our license agreements with Dr. Charpentier, we are responsible for covering or reimbursing Dr. Charpentier’s patent prosecution, defense and related costs associated with our in-licensed technology and the worldwide patent portfolio we have in-licensed from her. For example, in the fourth quarter of 2025, ToolGen initiated a lawsuit against us and other third parties alleging patent infringement by CASGEVY of a ToolGen patent relating to CRISPR/Cas9 gene editing technology.

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

Some of our in-licensed intellectual property rights, including patents we have in-licensed under Dr. Charpentier’s joint interest, are subject to certain federal regulations. The U.S. government has certain rights pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, to patents covering government rights in certain inventions developed under a government-funded program. These rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to achieve practical application of the invention in the field of use; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” The U.S. government also has the right to take title to these inventions if we, or the applicable contractor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable contractor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future patents covering inventions is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Changes in patent laws or their interpretation can exacerbate these uncertainties and increase costs, particularly with the shift in the United States from a “first to invent” to a “first-to-file” patent system since March 2013. This change means that the first applicant, not necessarily the first inventor, can secure a patent. As patent applications are confidential initially, it is uncertain whether we were the first to file or invent our technology.

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

Geopolitical events can also affect patent processes. For instance, U.S. and foreign government actions regarding Russia’s invasion of Ukraine might impede patent filing and maintenance in Russia. A 2022 Russian decree allows exploitation of patents from certain foreign entities without consent, potentially affecting our competitive position and business.

Furthermore, the recently-formed European Unified Patent Court, or UPC, allows for centralized patent revocation proceedings in the EU. Certain of our European patents are subject to this court’s jurisdiction. The UPC’s evolving laws may affect our ability to defend or enforce those European patents. In some instances, we have opted out of the UPC’s jurisdiction for certain of our European patents.

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

Sales Of A Substantial Number Of Our Common Shares In The Public Market Could Cause Our Share Price To Fall.

Sales of a substantial number of our common shares in the public market or the perception that these sales might occur could depress the market price of our common shares, could make it more difficult for you to sell your common shares at a time and price that you deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common shares. For example, we actively maintain a sales agreement with Jefferies under which we are able to offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, our common shares, par value of CHF 0.03 per share. As of December 31, 2025, we have issued and sold an aggregate of 8.7 million common shares under our sales agreement with Jefferies at an average price of $73.64 per share for aggregate proceeds of $634.5 million, which were net of equity issuance costs of $8.3 million, excluding stamp taxes of $6.3 million. As of December 31, 2025, common shares having aggregate gross proceeds up to $557.2 million remain available under our sales agreement.

We Do Not Expect To Pay Dividends In The Foreseeable Future.

We have not paid any dividends since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that any earnings will be reinvested in our business and that no dividends will be paid prior to the time we have an established revenue stream to support continuing dividends. The proposal to pay future dividends to shareholders will in addition effectively be at the discretion of our board of directors and shareholders after taking into account various factors including our business prospects, cash requirements, financial performance and new product development. In addition, payment of future dividends is subject to certain limitations pursuant to Swiss law or by our articles of association. Accordingly, investors cannot rely on dividend income from our common shares and any returns on an investment in our common shares will likely depend entirely upon any future appreciation in the price of our common shares. Dividends, if any, paid on our common shares are subject to Swiss federal withholding tax, except if paid out of reserves from capital contributions, or Kapitaleinlagen. For additional information, please see “Risk Factors—Risks Related to The Ownership of Our Common Shares—Our Status As A Swiss Corporation May Limit Our Flexibility With Respect To Certain Aspects Of Capital Management And May Cause Us To Be Unable To Make Distributions Without Subjecting Our Shareholders To Swiss Withholding Tax”.

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

Provisions in our articles of association may discourage, delay or prevent an acquisition of our Company or changes in the composition of our board of directors. Among other things, these provisions require the approval of at least two thirds of represented shares present or voting at a shareholder meeting for the removal of a member of our board of directors and to increase the maximum number of members of our board of directors; limit the accumulated voting rights of any person or entity to 15% of our registered share capital; limit the voting rights of an acquirer of more than 5% of our registered share capital in a transaction or series of transactions in which our board of directors did not provide for an exemption, which could prevent or delay a change in control of our Company; provide that the board of directors is authorized to conduct one or more increases of the Company’s share capital, at any time until June 8, 2028, or the expiry of the capital band, if earlier (see “Risk Factors—Risks Related to The Ownership of Our Common Shares—Our Status As A Swiss Corporation May Limit Our Flexibility With Respect To Certain Aspects Of Capital Management And May Cause Us To Be Unable To Make Distributions Without Subjecting Our Shareholders To Swiss Withholding Tax”), to issue a specified number of shares within the limit of the capital band, which under our current capital band is approximately eight percent of the issued share capital, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances; provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately twenty-nine percent of the issued share capital, without obtaining additional shareholder approval, (i) through the exercise of conversion and/or option rights granted in connection with bonds or similar instruments, including convertible debt instruments, and (ii) in connection with the exercise of options granted to employees or other service providers of the Company or any of its subsidiaries; and provide that a merger or demerger transaction requires the affirmative vote of at least two thirds of the shares represented at a shareholders’ meeting.

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

Our articles of association as in force allow our shareholders to introduce a capital band authorizing the board of directors to increase the share capital without additional shareholder approval. The capital band currently approved by our shareholders will expire on June 8, 2028 and is limited to approximately eight percent of our issued share capital. Subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe to any new issuance of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, the payment of dividends and the cancellation of treasury shares must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

Under Swiss law, a Swiss corporation may pay dividends only if the corporation has sufficient distributable profits, or if the corporation has distributable reserves, each as evidenced by its audited standalone statutory balance sheet, and after allocations to reserves required by Swiss law and our articles of association have been deducted. Freely distributable reserves are generally booked either as “statutory capital reserves” (gesetzliche Kapitalreserven, contributions received from shareholders) or in the statutory or voluntary “retained earnings”. Distributions may be made out of registered share capital—the aggregate par value of a company’s registered shares—only by way of a capital reduction. We will not be able to pay dividends or make other distributions to shareholders on a Swiss withholding tax-free basis in excess of our aggregate qualifying contributions and registered share capital unless we increase our share capital or our reserves from capital contributions. We would also be able to pay dividends out of distributable profits or freely distributable reserves, but such dividends would be subject to Swiss withholding taxes. There can be no assurance that we will have sufficient distributable profits, capital reserves, retained earnings or registered share capital to pay a dividend or effect a capital reduction, that our shareholders will approve dividends or capital reductions proposed by us or that we will be able to meet the other legal requirements for dividend payments or distributions as a result of capital reductions.

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

Certain U.S. Shareholders May Be Subject To Adverse U.S. Federal Income Tax Consequences If We Are A Controlled Foreign Corporation.

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for United States federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents and royalties, gains from the sale of securities and income from certain transactions with related parties. Each Ten Percent Shareholder of a CFC is also required to include in income such Ten Percent Shareholder’s share of “global intangible low-taxed income” (for tax years beginning after December 31, 2017 and prior to January 1, 2026) and “net CFC tested income” (for tax years beginning after December 31, 2025) with respect to such CFC. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for United States federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the U.S. Internal Revenue Code of 1986, as amended, or the Code, who owns or is considered to own 10% or more of (1) the total combined voting power of all classes of stock entitled to vote or (2) the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain.

During our 2025 taxable year we believe that we had certain shareholders that were Ten Percent Shareholders for U.S. federal income tax purposes. However, our CFC status for the taxable year ending on December 31, 2025 and our current taxable year is unknown and we may be a CFC for the taxable year ending on December 31, 2025, our current taxable year or a following year. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. Furthermore, it is possible that our non-United States subsidiaries will be CFCs for the current taxable year or a future taxable year even if we are not a CFC for such taxable year(s). U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

It is possible we were a PFIC with respect to the 2024 taxable year and it is possible we may be a PFIC for the 2025 taxable year or a future taxable year as well, in which case U.S. holders (as defined below) would be subject to a special, generally adverse tax regime. We have not made a determination as to whether we will be a PFIC for any taxable year, and we cannot provide any assurances regarding our PFIC status for past, current or future taxable years. Our status as a PFIC is a fact intensive determination made on an annual basis. Whether we are a PFIC for any taxable year will depend on the composition of our income and assets, and the estimated fair market values of our assets, in each year. The market value of our assets may be determined in large part by reference to the market price of our common shares, which is likely to fluctuate. Our status as a PFIC also depends on the interpretation of the rules governing the PFIC income and asset tests, which are subject to uncertainty (including with respect to the characterization of income from government grants, for which direct legal authority does not exist).

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

Risks Related to Information Security and Privacy

We May Fail To Comply With Evolving European And Other Privacy Laws.

Numerous state, federal, and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of personal data or personal information. In the United States, numerous states have passed comprehensive consumer privacy laws, and several other states have proposed similar legislation. The existence of comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 (the “DUAA”) on 19 June 2025. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK Government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

Artificial Intelligence Presents Risks And Challenges That Can Impact Our Business Including By Posing Cybersecurity and Other Risks To Our Confidential Information, Proprietary Information And Personal Data.

We may use, and our vendors may incorporate, artificial intelligence, or AI, both in our own development and implementation of AI and through the adoption of commercially available tools. The use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, bias and inequality, environmental and other harms may flow from our development or use of AI technologies. For example, use of certain AI tools may lead to false or misleading information being used, relied upon or referenced by us or our vendors. Furthermore, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement.

Additionally, government and supranational regulation related to AI is evolving as new laws and regulations are implemented globally and could increase the burden and operational cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. We expect to see increasing regulation related to AI governance, use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. The EU’s Artificial Intelligence Act, or the AI Act, started entered into force on August 1, 2024, with important sections scheduled to come into effect in August 2026. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles when developing and using AI technology. The scope of requirements depends on legal and risk determinations that rely on legal provisions that have not yet been fully interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by the these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific, potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy, data security and data integrity. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

We are committed to implementing governance and control measures to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial conditions and results of operations.

Our Internal Information Technology Systems, Or Those Of Our Collaborators Or Other Contractors Or Consultants, May Fail Or Suffer Security Breaches, Which Could Result In A Material Disruption Of Our Product Development Programs.

Our internal information technology systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, ransomware, social engineering (including phishing), unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification of data, records or other information, encryption through ransomware, or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. These attacks and activity are also being facilitated or enhanced by evolving technologies, including AI. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies in the industry, we, and our third-party vendors, have experienced threats and cybersecurity incidents relating to our information technology infrastructure, data and systems, and may experience threats and cybersecurity incidents in the future. The number and complexity of these threats continue to increase over time. If a material cybersecurity incident or breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants will be sufficient to protect us against breakdowns, service disruption, data deterioration, loss, theft or corruption of data in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security or data breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

The Market Price Of Our Common Shares Has Been Volatile and Fluctuate Substantially, Which Could Result In Substantial Losses For Shareholders.

Our share price has been, and in the future may be, subject to substantial volatility. In addition, the stock market in general, and Nasdaq listed biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. For example, our shares have traded within a range of a high price of $220.20 and a low price of $11.63 per share for the period beginning on October 19, 2016, our first day of trading on the Nasdaq Global Market, through December 31, 2025. As a result of this volatility, our shareholders could incur substantial losses. In addition, the market price for our common shares may be influenced by many factors, including:

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

We are a multinational company and we conduct our clinical trials domestically and internationally. Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy, disruption of global financial markets and a recession or market correction, including, for example, as a result of uncertain trade policy, political unrest, including as a result of geopolitical tension such as a deterioration in the relationship between the United States and China, escalation of tensions between China and Taiwan, the ongoing military conflict between Russia and Ukraine and related sanctions imposed against Russia, or the Israel-Hamas war, and other global macroeconomic factors such as inflation, interest rate and currency rate fluctuations, tariffs, changes in or disruptions of certain U.S. governmental agencies, such as the FDA, whether due to a potential or actual U.S. federal government shutdown or otherwise, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries. Such conditions could reduce our ability to access capital and cause more frequent or acute fluctuations in our share price or that of our sector, which could in the future negatively affect our liquidity and could materially affect our business and the value of our common stock.

In addition, domestic and international political uncertainty, including implementation of aggressive trade policies, could impact our ability to conduct our clinical trials. For example, in early 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Adverse reactions resulting from trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, in September 2025, the current administration also announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. Although the pharmaceutical tariff is currently on hold, this could have a material adverse effect on our supply chain and business prospects as well as the larger biopharmaceutical industry. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of trade negotiations or the outcome of ongoing legal challenges to tariff policies. Tariffs levied by the United States and other countries may lead to uncertainty in our ability to run clinical trials in preferred jurisdictions, impact our ability to import drug product, as well as raw materials to manufacture drug product domestically, and lead to uncertainty in our ability to supply drug product for our clinical trials, and otherwise increase the costs for us to run our business.

Additionally, severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, government shutdowns, changes in tariffs or other trade policies, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

Conditions In The Banking System And Financial Markets, Including The Failure Of Banks And Financial Institutions, Could Have An Adverse Effect On Our Operations And Financial Results.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If, for example, certain banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

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

Disruptions At The FDA, The SEC and Other U.S. Government Agencies Or Comparable Foreign Regulatory Authorities Could Hinder Their Ability To Hire And Retain Key Leadership And Other Personnel, Prevent New Products And Services From Being Developed Or Commercialized In A Timely Manner, Or Otherwise Prevent Those Agencies From Performing Normal Business Functions, Which Could Negatively Impact Our Business And Our Timelines.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, the availability of personnel and other resources, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine transactions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other U.S. government agencies or comparable foreign regulatory authorities on which our operations may rely is subject to the impacts of political events, including executive and congressional priorities, which are inherently fluid and unpredictable.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may slow the time necessary for product applications to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review investigational new drug applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Specifically, in 2025, the U.S. government issued executive orders and implemented reductions in force that have adversely impacted FDA staffing and resources. If a prolonged government shutdown occurs or if staffing changes prevent the FDA, the SEC or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines. Further, future government shutdown or other substantial disruption at other government agencies, such as the SEC, may also impact our business by delaying review of our public filings, which in turn could delay or frustrate our ability to access the public capital markets. Similar developments at regulators in other countries (including the EMA) could have similar impacts on our applications for marketing approval and on our business.

In addition, changes in the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products, including applicable pricing and reimbursement frameworks under federal healthcare programs, could affect the commercial viability of our products, create revenue uncertainty, and impact our ability to achieve profitability. Regulatory challenges may introduce new challenges in obtaining FDA approval or navigating commercialization, and any delay in securing applicable regulatory approvals would adversely affect our business and prospects.

The Increasing Use of Social Media Platforms Presents Risks And Challenges.

Social media practices in the biopharmaceutical industry and the FDA’s regulation of social media continues to evolve. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, our employees or agents may use social media channels to inadvertently provide inaccurate or misleading information about our products and commercialization efforts. If regulators become aware of such disclosures, they may take administrative or enforcement action against us. There is also a risk that third parties will use social media to disseminate inaccurate or misleading information about us or our products. If this occurs, we may not be able to adequately defend our business or the public's perception of us or our products. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

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

Our cybersecurity risk management program includes a number of components, including information security program assessments and continuous monitoring of critical risks from cybersecurity threats using automated tools. We periodically engage third parties to conduct risk assessments on our systems, including penetration testing and other vulnerability analyses. Our finance department, with the assistance of outside technical advisors, periodically conducts an internal assessment of different systems to assess our risk management processes, including cybersecurity risk management. We have taken additional steps to further mature our cybersecurity monitoring and response, vulnerability management, and incident response capabilities through new vendor partnerships to centralize and develop additional detection and response capabilities. And updated comprehensive cybersecurity strategy has also been developed to guide cybersecurity risk management activities, align corporate security standards, and guide requirements for all technology across the organization with regards to cybersecurity. Additionally, we have implemented an employee education program that is designed to raise awareness of cybersecurity threats, including risks posed by phishing attempts. This training is included during the employee onboarding process and periodically thereafter. As part of our cybersecurity risk management program, we maintain processes to assess and review the cybersecurity practices of third-party vendors and suppliers. Prior to engaging third-party vendors and key suppliers, we conduct a security assessment and, as appropriate, include security requirements in contracts. We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, we have, from time to time, experienced threats to and security incidents related to our data and systems, including phishing attacks. For more information on our cybersecurity related risks, see “Risk Factors—Risks Related to Information Security and Privacy—Our Internal Information Technology Systems, Or Those Of Our Collaborators Or Other Contractors Or Consultants, May Fail Or Suffer Security Breaches, Which Could Result In A Material Disruption Of Our Product Development Programs.”

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

Our Chief Compliance Officer and Head of IT consult with other members of our information technology department, and with third parties with expertise in cybersecurity, to develop strategies to assess, address and align cybersecurity efforts with our business objectives and operational requirements. The Head of IT role is currently held by an individual with 17 years of experience leading information security, corporate systems, technology risk, and compliance management, bringing deep expertise in cybersecurity and digital infrastructure operations across diverse industries and regulatory environments.

As part of our board of directors’ enterprise risk management program, our board of directors has responsibility for oversight of cybersecurity risk management. Our board of directors has delegated to our Audit Committee oversight of our cybersecurity risk management program, including oversight of information security and cybersecurity threats and related compliance and disclosure requirements. On an annual basis, our Head of IT provides an update to our Audit Committee regarding our cybersecurity risk management program, including as it relates to critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. The Audit Committee periodically reports on cybersecurity risk management to the full board of directors.

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

Item 3. Legal Proceedings.

In the ordinary course of business, we are or have been from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, our intellectual property estate (including the worldwide patent portfolio we have exclusively licensed from Dr. Charpentier), commercial arrangements and other matters. Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office and the European Patent Office or patent offices in other countries, involving our intellectual property estate including the worldwide patent portfolio we have exclusively licensed from Dr. Charpentier. For example, in the fourth quarter of 2025, ToolGen, Inc., or ToolGen, initiated a lawsuit against us and other third parties alleging patent infringement by CASGEVY of a ToolGen patent relating to CRISPR/Cas9 gene editing technology. The outcome of any of the foregoing, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.

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

The graph set forth below compares the cumulative total stockholder return on our shares between December 31, 2020 and December 31, 2025, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2020 in our common shares, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Holders

As of February 10, 2026, we had approximately 17 holders of record of our common shares. This number does not include beneficial owners whose shares were held in street name.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our mission is to create transformative gene-based medicines for serious human diseases. We are a leading biopharmaceutical company focused on the development of CRISPR-based therapeutics, including by using CRISPR/Cas9 technology. We have established a portfolio of therapeutic programs spanning four core franchises: hemoglobinopathies, in vivo approaches, CAR T, and regenerative medicine. Depending on the program, we take either an ex vivo approach, in which we edit cells outside of the human body before administering them to the patient, or an in vivo editing approach, where we deliver the CRISPR-based therapeutic directly to target cells within the human body.

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

We continue to innovate on our platform to develop next-generation technologies that can enable new therapies. We are developing other technologies, including delivery technologies and other gene editing technologies, like SyNTase. Through our efforts, we aim to unlock the full potential of gene-based therapeutics to create medicines that can transform people’s lives. We believe that our innovative research, translational expertise, and clinical development experience, position us as a leader in the development of CRISPR-based therapeutics and may enable us to create an entirely new class of highly effective and potentially curative therapies for patients with both common and rare diseases for whom current biopharmaceutical approaches have had limited success.

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

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, European Union, Great Britain, Canada, Switzerland and certain countries in the Middle East for the treatment of eligible patients 12 years and older with SCD or TDT. We and Vertex continue to investigate CASGEVY, including in clinical trials designed to assess the safety and efficacy of a single dose of CASGEVY in patients 12 to 35 years of age with severe SCD and TDT, respectively, two pivotal trials in patients 5 to 11 years of age, one in severe SCD and a second in TDT, and long-term follow-up clinical trials designed to follow participants for up to 15 years after CASGEVY infusion. Overall, CASGEVY safety data presented to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

Additional Candidates

We continue to advance our internally developed targeted conditioning program, as well as in vivo hematopoietic stem cell editing approaches utilizing lipid nanoparticle-mediated delivery through preclinical studies. Both initiatives could significantly expand the addressable patient populations for SCD and TDT.

In Vivo Liver Editing

We have established a leading platform for in vivo gene editing and are rapidly advancing a pipeline of in vivo gene editing candidates that target the liver, taking advantage of validated lipid nanoparticle, or LNP, delivery technologies, and aim to treat diseases where we can produce a strong therapeutic effect by safely disrupting a gene with well-understood genetic association. We have established a proprietary LNP delivery platform to enable gene-editing in the liver using both CRISPR/Cas9 and our novel, proprietary SyNTase editing technologies.

Our in vivo portfolio includes cardiovascular programs, such as CTX310, directed towards angiopoietin-related protein 3 or ANGPTL3, which is currently in an ongoing Phase 1b clinical trial in patients with heterozygous familial hypercholesterolemia, homozygous familial hypercholesterolemia, mixed dyslipidemias, or severe hypertriglyceridemia.

Additional candidates

In addition, we have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both common and rare diseases, including CTX340, directed towards angiotensinogen for the treatment of refractory hypertension; our next-generation LPA program, CTX321 directed towards LPA, the gene encoding apolipoprotein(a), a major component of lipoprotein(a), or Lp(a), and CTX460, directed towards SERPINA1 using our proprietary SyNTase editing platform, for the treatment of alpha-1 antitrypsin deficiency. CTX340 and CTX321 are currently in IND-enabling studies in patients with refractory hypertension and in patients with elevated Lp(a), which has been shown to have an independent association with major adverse cardiovascular events, respectively. We are progressing CTX460 through preclinical studies. We are also pursuing additional delivery technologies, including LNPs, for delivery to tissues beyond the liver, including hematopoietic stem cells and T cells.

siRNA-based Programs

Our siRNA-based portfolio includes clinical-stage programs in cardiovascular and thromboembolic diseases, developed in collaboration with Sirius Therapeutics and certain of its affiliates, or Sirius.

CTX611 (formerly known as SRSD107) is a novel double-stranded, long-acting siRNA, designed to target the human coagulation factor XI, or FXI, messenger RNA and inhibit FXI protein expression. Through modulation of the intrinsic coagulation pathway, CTX611 is intended to provide anticoagulant and antithrombotic effects. Supported by clinical experience conducted by Sirius in two Phase 1 clinical trials, CTX611 is being developed as a long-acting FXI inhibitor with the potential to support infrequent, including semi-annual, subcutaneous administration.

CTX611 is in an ongoing Phase 2 clinical trial in patients undergoing total knee arthroplasty.

CAR T

We believe CRISPR/Cas9 has the potential to create the next generation of CAR T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. We are advancing cell therapy programs for autoimmune indications and oncology.

Zugocabtagene geleucel

Our lead next-generation product candidate, zugocabtagene geleucel (zugo-cel; formerly CTX112), incorporates edits designed to enhance CAR T potency, reduce CAR T exhaustion and evade the immune system. As a result of the next-generation edits, zugo-cel exhibits increased manufacturing robustness, with a higher and more consistent number of CAR T cells produced per batch. We are producing zugo-cel for clinical trials at our internal GMP manufacturing facility in Framingham, Massachusetts. Zugo-cel continues to advance in both autoimmune disease and hematologic malignancies.

In autoimmune disease, it is being investigated in an ongoing clinical trial designed to assess the safety and efficacy of the product candidate in adult patients with systemic lupus erythematosus, or SLE, systemic sclerosis, and inflammatory myositis, and a second clinical trial in immune thrombocytopenia purpura and warm autoimmune hemolytic anemia.

In oncology, the Phase 1/2 clinical trial in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy is ongoing. Eligible disease subtypes include large B-cell lymphoma, or LBCL, follicular lymphoma grade 1-3a, marginal zone lymphoma, and mantle cell lymphoma. Initial positive clinical data generated through December 2025 support the advancement of zugo-cel into the Phase 2 portion of the ongoing Phase 1/2 trial. We have also established a collaboration and clinical supply agreement with Eli Lilly to evaluate zugo-cel together with pirtobrutinib in aggressive B-cell lymphomas, further expanding the program’s development in oncology. Zugo-cel has been granted RMAT designation by the U.S. Food and Drug Administration for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma.

Additional candidates

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing several additional investigational CAR T programs. In addition, we are developing both transient and integrated in vivo CAR T therapies by targeting T cells with LNPs and leveraging our delivery, mRNA, and gene editing expertise.

Regenerative Medicine

We continue to advance our regenerative medicine portfolio, including in diabetes. We are advancing CTX213, a deviceless beta cell replacement product candidate consisting of unencapsulated precursor islet cells derived from induced pluripotent stem cells for the treatment of T1D. To date, CTX213 has demonstrated preclinical efficacy data via direct administration. In addition, we have granted a non-exclusive license to certain of our CRISPR/Cas9 intellectual property to Vertex to accelerate Vertex’s development of hypoimmune cell therapies for T1D in exchange for certain milestones and royalties.

Next-generation Editing Modalities

While we have made significant progress with our current portfolio of programs, we recognize that we may be able to bring transformative therapies to even more patients by continuing to innovate to unlock the full potential of gene editing. We are focused on innovating next-generation editing modalities. For example, we have developed a proprietary, next-generation, site-specific gene correction platform called SyNTase editing. In addition, we are also developing technologies to enable whole gene correction and insertion via non-viral DNA delivery and all-RNA systems.

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

siRNA. In May 2025, we partnered with Sirius and entered into the Sirius Agreement pursuant to which, among other things, we and Sirius will collaborate on the research, development, manufacture, commercialization and use of the Sirius Collaboration Products, including co-development and co-commercialization of CTX611; and (2) Sirius granted us options to exclusively license Sirius siRNA technology to target up to two licensed targets from a list of seven reserved targets for the research, develop, manufacture and commercialization of siRNA Licensed Products, For the first Sirius Collaboration Product successfully developed, we will be the lead party responsible for commercialization efforts in the United States and Sirius will be the lead party responsible for commercialization efforts in Greater China.

Other Partnerships. We have entered into a number of additional collaborations, research and license agreements in other therapeutic areas, including additional agreements with Vertex including for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1, as well as diabetes, and others, including to support and complement our hematopoietic stem cell, CAR T, in vivo and diabetes programs and platform.

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

Revenue Recognition

We have not generated any revenue to date from sales of any wholly-owned product. No collaboration revenue was recognized for the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, we recognized $35.0 million and $370.0 million, respectively, of collaboration revenue, which is primarily related to our collaboration and license agreements with Vertex.

For the years ended December 31, 2025, 2024 and 2023, we generated $3.5 million, $2.3 million and $1.2 million, respectively, of grant revenue related to certain contracts with not-for-profit entities.

For additional information about our revenue recognition policy, see Note 2 and Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Acquired In-Process Research and Development Expenses

Asset acquisition costs related to acquired technology are expensed as acquired in-process research and development at the point that they have no established alternative future use. We classify asset acquisitions of acquired in-process research and development as investing activities on our consolidated statements of cash flows.

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

Collaboration Expense, Net

Collaboration expense, net, consists of operating expenses under our collaboration with Vertex for the hemoglobinopathies program.

Other Income (Expense), Net

Other income, net consists primarily of interest income earned on investments, as well as the change in fair value of corporate equity securities.

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

Recent Accounting Pronouncements

Refer to Note 2 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

The following is a discussion of the components of results of operations. This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 11, 2025.

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the dollar change in those items:

	Years Ended December 31,		Period to
	2025	2024	Period Change
	(in thousands)
Revenue:
Collaboration revenue	$—	$35,000	$(35,000)
Grant revenue	3,510	2,314	1,196
Total revenue	3,510	37,314	(33,804)
Operating expenses:
Research and development	284,806	310,236	(25,430)

Acquired in-process research and development	96,253	—	96,253
General and administrative	73,542	72,977	565
Collaboration expense, net	213,480	120,667	92,813
Total operating expenses	668,081	503,880	164,201
Loss from operations	(664,571)	(466,566)	(198,005)
Other income, net	86,606	103,901	(17,295)
Net loss before income taxes	(577,965)	(362,665)	(215,300)
Provision for income taxes	(3,634)	(3,587)	(47)
Net loss	$(581,599)	$(366,252)	$(215,347)

Collaboration Revenue

No collaboration revenue was recognized for the year ended December 31, 2025. Collaboration revenue was $35.0 million for the year ended December 31, 2024 and was related to Vertex’s achievement of a $10.0 million research milestone and $25.0 million research milestone under the Non-Ex License Agreement with Vertex in 2024. Refer to Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a description of revenue recognized related to Vertex.

Grant Revenue

Grant revenue was $3.5 million and $2.3 million, respectively, for the years ended December 31, 2025 and 2024.

Research and Development Expenses

Research and development expenses were $284.8 million for the year ended December 31, 2025, compared to $310.2 million for the year ended December 31, 2024. The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Years Ended December 31,		Period to Period
	2025	2024	Change
External research and development expenses	$76,629	$80,197	$(3,568)
Employee related expenses	63,786	76,029	(12,243)
Facility expenses	92,381	98,003	(5,622)
Stock-based compensation expenses	34,374	47,944	(13,570)
Other expenses	1,225	2,019	(794)
Sublicense and license fees	16,411	6,044	10,367
Total research and development expenses	$284,806	$310,236	$(25,430)

The decrease of approximately $25.4 million was primarily attributable to the following:

•
$25.8 million of decreased employee-related expenses, including stock-based compensation expenses, primarily driven by decreased headcount;
•
$5.6 million of decreased facility expenses primarily driven by lower laboratory-related costs;
•
$3.6 million of decreased external research and development costs, primarily associated with a decrease in variable external research and manufacturing costs; offset by
•
$10.4 million of increased sublicense and license fees, primarily attributable to costs incurred related to a contingent liability as of December 31, 2025, as described in Note 9 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $96.3 million for the year ended December 31, 2025. There were no acquired in-process research and development expenses for the year ended December 31, 2024. The $96.3 million acquired in-process research and development expense is attributable to the costs incurred upon entering the Sirius Agreement during the second quarter of 2025, as described in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

General and Administrative Expenses

General and administrative expenses were $73.5 million for the year ended December 31, 2025, compared to $73.0 million for the year ended December 31, 2024.

Collaboration Expense, Net

Collaboration expense, net, was $213.5 million for the year ended December 31, 2025, compared to $120.7 million for the year ended December 31, 2024. In 2024, we exercised our option to defer specified costs under the CASGEVY program in excess of the $110.3 million deferral limit under the A&R Vertex JDCA, as amended. The increase of approximately $92.8 million in collaboration expense, net, was primarily attributable to reaching the deferral limit in 2024, as no such limit was applicable in 2025. Absent the deferral limit, the increase was primarily attributable to an increase in our share of CASGEVY operating expenses related to increased commercial and manufacturing costs for CASGEVY when compared to the prior period, which was partially offset by an increase in our share of CASGEVY revenue.

Other Income, Net

Other income, net, was $86.6 million for the year ended December 31, 2025, compared to $103.9 million for the year ended December 31, 2024. The decrease in other income, net, was primarily due to a decrease in interest income earned on cash, cash equivalents and marketable securities for the year ended December 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of December 31, 2025, we had $1,975.8 million in cash, cash equivalents and marketable securities, of which approximately $103.4 million was held outside of the United States, and an accumulated deficit of $1,947.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses, consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

At-the-Market Offerings (ATM)

We entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC under which we, at our sole discretion, are able to offer and sell, from time to time at prevailing market prices, our common shares. The following are in connection with the Sales Agreement.

2021 ATM

In January 2021, we filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or, together with the subsequent prospectus supplements filed in July 2021 and August 2024 relating to the common shares remaining under the original prospectus supplement, the 2021 ATM. In 2025, we issued and sold an aggregate of 6.1 million common shares under the 2021 ATM at an average price of $59.63 per share for aggregate proceeds of $359.0 million, which were net of equity issuance costs of $4.7 million, excluding stamp taxes of $3.6 million.

In 2024, we issued and sold 0.4 million common shares under the 2021 ATM at an average price of $55.81 per share for aggregate proceeds of $21.7 million, which were net of equity issuance costs of $0.3 million, excluding stamp taxes of $0.2 million.

In 2023, we issued and sold 0.5 million common shares under the 2021 ATM at an average price of $72.32 per share for aggregate proceeds of $32.7 million, which were net of equity issuance costs of $0.4 million, excluding stamp taxes of $0.3 million.

As of December 31, 2025, we issued and sold an aggregate of 8.0 million common shares under the 2021 ATM at an average price of $74.77 per share for aggregate proceeds of $592.2 million, which were net of equity issuance costs of $7.8 million, excluding stamp taxes of $5.9 million. As of December 31, 2025, no common shares remain available under the 2021 ATM.

2025 ATM

In October 2025, we filed a new prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, referred to herein as the 2025 ATM. In 2025, we issued and sold an aggregate of 0.7 million common shares under the 2025 ATM at an average price of $60.81 per share for aggregate proceeds of $42.3 million, which were net of equity issuance costs of $0.5 million, excluding stamp taxes of $0.4 million. Common shares having aggregate gross proceeds up to $557.2 million remain available under the 2025 ATM.

Share Issuance Agreement with Sirius Therapeutics

As described in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, we and Sirius entered into a share issuance agreement and we registered and issued 1,842,105 common shares to Sirius, nominal value CHF 0.03 per share, at an issue price of $38.00 per share as partial consideration for entering into the Sirius Agreement.

Additional Financings

In February 2024, we entered into an investment agreement for the sale of approximately $280.0 million of our common shares to a group of institutional investors in a registered direct offering, at a price per share of $71.50. We received net proceeds of $279.0 million, excluding stamp taxes due of $2.8 million.

Sources of Liquidity

Cash Flows

Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 11, 2025.

The following table provides information regarding our cash flows for each of the periods below:

	Years Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(345,014)	$(142,774)
Net cash used in investing activities	(31,805)	(280,481)
Net cash provided by financing activities	426,026	331,984
Effect of exchange rate changes on cash	95	(21)
Increase (decrease) in cash and restricted cash	$49,302	$(91,292)

Operating Activities

Net cash used in operating activities was $345.0 million for the year ended December 31, 2025, compared to net cash used in operating activities of $142.8 million for the year ended December 31, 2024. The $202.2 million increase in cash used in operating activities was primarily driven by the timing of receipt of milestone payments from Vertex which were recorded in accounts receivable as of the respective year-end periods and paid in the subsequent year ($200.0 million paid in the first quarter of 2024 compared to $25.0 million paid in the first quarter of 2025).

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $31.8 million, compared to net cash used in investing of $280.5 million for the year ended December 31, 2024. The decrease in net cash used in investing activities was primarily a result of the net purchase position for marketable debt securities for the year ended December 31, 2024, compared to a net maturity position for marketable debt securities for the year ended December 31, 2025.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $426.0 million, compared to net cash provided by financing of $332.0 million for the year ended December 31, 2024. Net cash provided by financing activities for the year ended December 31, 2025 consisted primarily of net proceeds of approximately $397.3 million from the sale of common shares issued in connection with our 2021 ATM and 2025 ATM, in the aggregate, as well as net proceeds of approximately $27.7 million from stock option exercise proceeds. Net cash provided by financing activities for the year ended December 31, 2024 primarily consisted of net proceeds of approximately $279.0 million from the issuance of common shares in connection with our registered direct offering, net proceeds of approximately $31.2 million from stock option exercises, and net proceeds of approximately $21.7 million from the issuance of common shares in connection with our 2021 ATM.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, manufacturing activities, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing, defense and intellectual property maintenance costs, business development activities and general overhead costs, including costs associated with operating as a public company. We expect to continue to incur operating expenses consistent with costs associated with research and development at companies of our size and stage of development, which may increase in the future to support continued research and development activities and potential commercialization of our product candidates.

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

Contractual and Other Obligations

Operating lease and sublease obligations

Our operating lease obligations primarily consist of lease payments on our office and laboratory facility in Boston, Massachusetts, as well as lease payments on our cell manufacturing facility in Framingham, Massachusetts, which are described in further detail in Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease and sublease obligations due within one year of December 31, 2025 are $29.7 million, and future contractual payments on operating lease and sublease obligations due greater than one year from December 31, 2025 are $235.9 million.

Other obligations

Under the A&R Vertex JDCA, as amended, for 2022, 2023 and 2024, the Company had an option to defer a portion of its share of costs if spending on the CASGEVY program exceeded specified amounts, which the Company exercised in each such year, resulting in deferred costs of $221.8 million, in the aggregate. Any deferred amounts are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. Deferred costs associated with the CASGEVY program have not been recognized as of December 31, 2025 because a reasonable estimate of future payments against future profitability cannot be made.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1,975.8 million, primarily invested in U.S. Treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025, 2024 and 2023.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(COSO). Based on its assessment, our management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. See below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on Internal Control Over Financial Reporting

We have audited CRISPR Therapeutics AG’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CRISPR Therapeutics AG (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 12, 2026

Item 9B. Other Information.

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, our officers and directors took the following actions with respect to Rule 10b5-1 trading arrangements:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Katherine A. High, M.D. (Member of the Board of Directors)	Adoption (November 14, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	Sale of the Company’s common stock pursuant to the terms of the plan.	Active through March 12, 2027	22,000
Simeon J. George, M.D. (Member of the Board of Directors)	Adoption (December 12, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	Sale of the Company’s common stock pursuant to the terms of the plan.	Active through April 13, 2027	116,000
Naimish Patel, M.D. (Chief Medical Officer)	Adoption (December 16, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	Sale of the Company’s common stock pursuant to the terms of the plan.	Active through December 31, 2026	6,068

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

3.1

Amended and Restated Articles of Association of CRISPR Therapeutics AG, dated June 5, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2025).

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

10.3	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2024).

10.4#

Second Amended and Restated Employment Agreement, dated October 2, 2017, by and between CRISPR Therapeutics, Inc. and Samarth Kulkarni (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

10.5#

Employment Agreement, dated May 31, 2017, by and between CRISPR Therapeutics, Inc. and James R. Kasinger (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 8, 2018).

10.6#

Employment Agreement, dated May 23, 2024, by and between CRISPR Therapeutics, Inc. and Julianne Bruno (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2024).

10.7#

Employment Agreement, dated May 28, 2024, by and between CRISPR Therapeutics, Inc. and Naimish Patel, MD (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2024).

10.8#

Employment Agreement, dated March 14, 2023, by and between CRISPR Therapeutics, Inc. and Raju Prasad, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2023).

10.9#	Senior Executive Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 8, 2018).

10.10#	CRISPR Therapeutics AG Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.10.1#

Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.10.2#

Form of Non-Qualified Stock Option Agreement for Company Employees under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.10.3#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.10.4#

Form of Restricted Stock Award Agreement under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.10.5#

Form of Restricted Stock Award Agreement for Company Employees under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.10.6#

Form of Restricted Stock Award Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s Amended and Restated 2016 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q filed on November 8, 2017).

10.11#

CRISPR Therapeutics AG 2018 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.11.1#

Form of Incentive Stock Option Agreement under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.11.2#

Form of Non-Qualified Stock Option Agreement for Company Employees under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.11.3#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.11.4#

Form of Restricted Stock Award under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.11.5#

Form of Restricted Stock Award Agreement for Company Employees under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.11.6#

Form of Restricted Stock Award for Non-Employee Directors under CRISPR Therapeutics AG’s 2018 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed on June 1, 2018).

10.12#	Amendment No. 1 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2019).

10.13#	Amendment No. 2 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2020).

10.14#	Amendment No. 3 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 25, 2022).

10.15#	Amendment No. 4 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on April 26, 2023).

10.16#	Amendment No. 5 to the 2018 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 9, 2024).

10.17#	CRISPR Therapeutics AG 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 9, 2016).

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

10.19†

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

10.20†

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

10.21†

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

10.22†^

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

10.23†^

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

10.24†^

Non-Exclusive License Agreement, dated March 23, 2023, by and between Vertex Pharmaceuticals Incorporated and CRISPR Therapeutics AG (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2023).

10.25^

Lease, dated May 5, 2020, by and between CRISPR Therapeutics, Inc. and CRP/KING 33 NY AVE. OWNER, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2021).

10.26^

First Amendment to Lease dated December 2, 2020, by and between CRISPR Therapeutics, Inc. and CRP/KING 33 NY AVE. OWNER, L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2021).

10.27^

Second Amendment to Lease dated April __, 2021, by and between CRISPR Therapeutics, Inc. and 33 NYA OWNER (DE) LLC, as successor in interest to CRP/KING 33 NY AVE. OWNER, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2021).

10.28†

Lease, dated July 24, 2020, by and between CRISPR Therapeutics, Inc. and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2020).

10.29

Letter Agreement dated January 6, 2022, by and between CRISPR Therapeutics, Inc. and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 15, 2022).

10.30

Lease Commencement Date Agreement, dated May 1, 2022, by and between CRISPR Therapeutics AG and 105 W First Street Owner, L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022).

10.31	CRISPR Therapeutics AG Organizational Rules.

19.1	CRISPR Therapeutics AG Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CRISPR Therapeutics AG

Date: February 12, 2026	By:	/s/ Samarth Kulkarni
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

Name	Title	Date

/s/ Samarth Kulkarni	Chief Executive Officer, Chairman and Director	February 12, 2026
Samarth Kulkarni	(Principal Executive Officer)

/s/ Raju Prasad	Chief Financial Officer	February 12, 2026
Raju Prasad	(Principal Financial and Accounting Officer)

/s/ Ali Behbahani	Director	February 12, 2026
Ali Behbahani

/s/ Maria Fardis	Director	February 12, 2026
Maria Fardis

/s/ H. Edward Fleming, Jr.	Director	February 12, 2026
H. Edward Fleming, Jr.

/s/ Simeon J. George	Director	February 12, 2026
Simeon J. George

/s/ John Greene	Director	February 12, 2026
John Greene

/s/ Katherine A. High	Director	February 12, 2026
Katherine A. High

/s/ Sandesh Mahatme	Director	February 12, 2026
Sandesh Mahatme

/s/ Briggs Morrison	Director	February 12, 2026
Briggs Morrison

/s/ Christian Rommel	Director	February 12, 2026
Christian Rommel

/s/ Douglas A. Treco	Director	February 12, 2026
Douglas A. Treco

/s/ Raju Prasad	Authorized Representative in the United States	February 12, 2026
Raju Prasad

CRISPR Therapeutics AG

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CRISPR Therapeutics AG

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CRISPR Therapeutics AG (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

Collaboration Expense, Net, Related to the Vertex Hemoglobinopathy Agreements
Description of the Matter

As discussed in Note 8 to the consolidated financial statements, the Company accounts for elements of its Vertex Hemoglobinopathy Agreements with Vertex Pharmaceuticals, Inc. (or “Vertex”) under ASC 808. The Company records its share of the net profits and net losses, as applicable, for elements of such agreements as collaboration expense, net on the consolidated statement of operations and comprehensive loss. For the year ended December 31, 2025, the Company reported $213.5 million of collaboration expense, net, related to the Vertex Hemoglobinopathy Agreements.

Auditing the recognition of collaboration expense, net required a greater extent of audit effort to test the completeness and accuracy of the Company’s recognition of the net expense incurred during the year and payable to Vertex as of December 31, 2025.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to record collaboration expense, net. For example, we tested controls over management's review and assessment of the completeness and accuracy of the information used to record collaboration expense, net.

Our audit procedures included, among others, inspecting collaboration cost information provided by Vertex to the Company related to collaboration expense, net. We performed analytical procedures surrounding period-over-period changes in activity. We tested that the Company’s recognition of collaboration expense, net was in accordance with the provisions of the Vertex Hemoglobinopathy Agreements. We also tested settled payments made by the Company throughout the year. In addition, we confirmed directly with Vertex the total shared costs incurred under the Vertex Hemoglobinopathy Agreements for the year, the amount allocated to the Company, and the amount due from the Company to Vertex as of December 31, 2025.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 12, 2026

CRISPR Therapeutics AG

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$347,559	$298,257
Marketable securities	1,628,269	1,605,569
Accounts receivable	—	25,000
Prepaid expenses and other current assets	9,843	8,306
Total current assets	1,985,671	1,937,132
Property and equipment, net	115,851	134,093
Restricted cash	7,629	11,519
Operating lease assets	131,724	143,461
Other non-current assets	24,368	15,829
Total assets	$2,265,243	$2,242,034
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,138	$14,709
Accrued expenses	89,407	41,072
Deferred revenue, current	15,771	3,845
Accrued tax liabilities	1,113	451
Operating lease liabilities	18,578	17,288
Other current liabilities	13,113	10,417
Total current liabilities	149,120	87,782
Deferred revenue, non-current	—	12,323
Operating lease liabilities, net of current portion	188,168	206,405
Other non-current liabilities	6,142	3,444
Total liabilities	343,430	309,954
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 132,477,166 shares authorized at December 31, 2025 and December 31, 2024, 96,009,657 and 85,912,297 shares issued at December 31, 2025 and December 31, 2024, respectively, 95,894,341 and 85,741,981 shares outstanding at December 31, 2025 and December 31, 2024, respectively	3,087	2,698
Treasury shares, at cost, 115,316 and 170,316 shares at December 31, 2025 and December 31, 2024, respectively	(60)	(62)
Additional paid-in capital	3,861,516	3,293,556
Accumulated deficit	(1,947,551)	(1,365,952)
Accumulated other comprehensive income	4,821	1,840
Total shareholders’ equity	1,921,813	1,932,080
Total liabilities and shareholders’ equity	$2,265,243	$2,242,034

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenue:
Collaboration revenue	$—	$35,000	$370,000
Grant revenue	3,510	2,314	1,206
Total revenue	3,510	37,314	371,206
Operating expenses:
Research and development	284,806	310,236	387,332
Acquired in-process research and development	96,253	—	—
General and administrative	73,542	72,977	76,162
Collaboration expense, net	213,480	120,667	130,250
Total operating expenses	668,081	503,880	593,744
Loss from operations	(664,571)	(466,566)	(222,538)
Other income:
Other income, net	86,606	103,901	71,816
Total other income, net	86,606	103,901	71,816
Net loss before income taxes	(577,965)	(362,665)	(150,722)
Provision for income taxes	(3,634)	(3,587)	(2,888)
Net loss	(581,599)	(366,252)	(153,610)
Foreign currency translation adjustment	95	(21)	73
Unrealized gain (loss) on marketable securities	2,886	(52)	17,487
Comprehensive loss	$(578,618)	$(366,325)	$(136,050)

Net loss per common share — basic	$(6.47)	$(4.34)	$(1.94)
Basic weighted-average common shares outstanding	89,925,109	84,359,126	79,220,930
Net loss per common share — diluted	$(6.47)	$(4.34)	$(1.94)
Diluted weighted-average common shares outstanding	89,925,109	84,359,126	79,220,930

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Par Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2022	78,512,450	$2,441	180,316	$(63)	$2,734,838	$(846,090)	$(15,647)	$1,875,479
Issuance of common shares, net of issuance costs of $2.9 million	458,547	15	—	—	32,379	—	—	32,394
Vesting of restricted shares	277,808	10	—	—	—	—	—	10
Exercise of vested options, net of issuance costs of $0.5 million	742,291	31	(10,000)	1	28,071	—	—	28,103
Purchase of common stock under ESPP	53,282	—	—	—	1,839	—	—	1,839
Stock-based compensation expense	—	—	—	—	81,028	—	—	81,028
Other comprehensive income	—	—	—	—	—	—	17,560	17,560
Net loss	—	—	—	—	—	(153,610)	—	(153,610)
Balance at December 31, 2023	80,044,378	$2,497	170,316	$(62)	$2,878,155	$(999,700)	$1,913	$1,882,803
Issuance of common shares, net of issuance costs of $4.0 million	4,309,521	145	—	—	297,557	—	—	297,702
Vesting of restricted shares	450,701	16	—	—	—	—	—	16
Exercise of vested options, net of issuance costs of $0.8 million	900,136	40	—	—	29,539	—	—	29,579
Purchase of common stock under ESPP	37,245	—	—	—	1,738	—	—	1,738
Stock-based compensation expense	—	—	—	—	86,567	—	—	86,567
Other comprehensive loss	—	—	—	—	—	—	(73)	(73)
Net loss	—	—	—	—	—	(366,252)	—	(366,252)
Balance at December 31, 2024	85,741,981	$2,698	170,316	$(62)	$3,293,556	$(1,365,952)	$1,840	$1,932,080
Issuance of common shares, net of issuance costs of $9.9 million	8,645,598	332	—	—	467,711	—	—	468,043
Vesting of restricted shares	736,238	28	—	—	—	—	—	28
Exercise of vested options, net of issuance costs of $0.7 million	726,396	29	(55,000)	2	26,275	—	—	26,306
Purchase of common stock under ESPP	44,128	—	—	—	1,475	—	—	1,475
Stock-based compensation expense	—	—	—	—	72,499	—	—	72,499
Other comprehensive loss	—	—	—	—	—	—	2,981	2,981
Net loss	—	—	—	—	—	(581,599)	—	(581,599)
Balance at December 31, 2025	95,894,341	3,087	115,316	(60)	3,861,516	(1,947,551)	4,821	1,921,813

See accompanying notes to these consolidated financial statements.

CRISPR Therapeutics AG

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(581,599)	$(366,252)	$(153,610)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	19,479	19,259	19,837
Stock-based compensation expense	72,499	86,567	81,028
Other non-cash items, net	(23,528)	(38,618)	(16,545)
Acquired in-process research and development	96,253	—	2,500
Changes in:
Accounts receivable	25,000	175,000	(200,000)
Prepaid expenses and other assets	3,337	5,285	23,219
Accounts payable and accrued expenses	44,894	(27,283)	(20,247)
Deferred revenue	(397)	(1,949)	5,794
Operating lease assets and liabilities	(5,210)	(4,407)	(2,461)
Other liabilities, net	4,258	9,624	110
Net cash used in operating activities	(345,014)	(142,774)	(260,375)
Investing activities
Purchase of property, plant and equipment	(914)	(1,901)	(9,470)
Purchase of in-process research and development	(25,000)	—	(2,500)
Investment in equity securities	(9,700)	(23,183)	—
Sale of equity securities	702	—	—
Purchases of marketable debt securities	(1,008,170)	(1,463,196)	(1,065,911)
Maturities of marketable debt securities	1,011,277	1,207,799	1,452,528
Net cash used in (provided by) investing activities	(31,805)	(280,481)	374,647
Financing activities
Proceeds from issuance of common shares, net of issuance costs	398,090	300,695	32,721
Proceeds from exercise of options and ESPP contributions, net of issuance costs	27,936	31,289	29,943
Net cash provided by financing activities	426,026	331,984	62,664
Effect of exchange rate changes on cash	95	(21)	73
Increase (decrease) in cash	49,302	(91,292)	177,009
Cash, cash equivalents and restricted cash, beginning of period	309,776	401,068	224,060
Cash, cash equivalents and restricted cash, end of period	$359,078	$309,776	$401,068
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$394	$154	$725
Equity issuance costs in accounts payable and accrued expenses	$4,799	$3,371	$417
Acquired in-process research and development expense related to issuance of common shares	$71,253	$—	$—

Reconciliation to amounts within the consolidated balance sheets	As of December 31,
	2025	2024	2023
Cash and cash equivalents	347,559	298,257	389,477
Restricted cash included in prepaid expenses and other current assets	3,890	—	—
Restricted cash	7,629	11,519	11,591
Total	$359,078	$309,776	$401,068

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

The Company had an accumulated deficit of $1,947.6 million as of December 31, 2025 and has financed its operations to date from a series of preferred shares and convertible loan issuances, proceeds obtained from its initial public offering, or IPO, subsequent public offerings of its common shares, at-the-market offerings, as well as upfront fees and milestones received under its collaboration, license and joint venture arrangements. The Company will require additional capital to fund its research and development and ongoing operating expenses.

As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $1,975.8 million. While the Company was in a net income position in certain previous years due to upfront payments associated with the Company's collaborations and license agreements with Vertex Pharmaceuticals Incorporated and certain of its subsidiaries, or Vertex, the Company has a history of recurring losses and expects to continue to incur losses for the foreseeable future. The Company expects its cash and cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twenty-four months.

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries as of December 31, 2025. All intercompany accounts and transactions have been eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB.

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

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation. Specifically, the Company reclassified certain collaboration costs related to the Vertex Hemoglobinopathy Agreements, as defined in Note 8, which were classified in research and development expense for the year ended December 31, 2024 and reclassified to collaboration expense, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. As a result, no subtotals in the prior year consolidated financial statements were impacted.

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. The CODM is the Company's Chief Executive Officer. The Company views its operations as and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating genome-editing technology. Segment information is further described in Note 15 of the notes to the consolidated financial statements included in this

Annual Report on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2025 and 2024, the Company had $347.6 million and $298.3 million in cash and cash equivalents, respectively.

Restricted Cash

As of December 31, 2025, the Company had $11.5 million in restricted cash, which was unchanged from December 31, 2024, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account, with $3.9 million included in prepaid expenses and other current assets and $7.6 million included in restricted cash in the accompanying consolidated balance sheets as of December 31, 2025.

Marketable Securities

As of December 31, 2025 and 2024, the Company had $1,628.3 million and $1,605.6 million, respectively, in marketable securities. The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. The Company classifies marketable securities with a remaining maturity, when purchased, of greater than three months as available-for-sale. Marketable securities are classified as current assets on the consolidated balance sheets if the marketable securities are available to be converted into cash to fund current operations. Marketable securities in an unrealized loss position for greater than one year with a remaining maturity date greater than one year are classified as non-current assets.

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

Items measured at fair value on a recurring basis include marketable securities (see Note 3, Marketable Securities, and Note 4, Fair Value Measurement). The carrying amount of accounts receivable, other receivables, accounts payable and accrued expenses as reported on the consolidated balance sheets as of December 31, 2025 and 2024 approximate fair value, due to the short-term duration of these instruments.

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

Accounts Receivable

The Company's accounts receivable consists primarily of milestones due under its licensing and collaboration agreements accounted for under ASC 606. No such milestones were due as of December 31, 2025. As of December 31, 2024, accounts receivable was $25.0 million related to the achievement of milestones under the Company’s license and collaboration agreements with Vertex, which was collected in 2025. Vertex is a creditworthy entity that maintains an ongoing relationship with the Company and as such, the Company does not have an allowance for estimated credit losses recorded related to these other receivables.

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as an accounts receivable. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. Contract liabilities, or deferred revenue, primarily relate to contracts where the Company has received payment, but the Company has not yet satisfied the related performance obligations.

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

Collaboration costs specific to the Vertex Hemoglobinopathy Agreements (as defined in Note 8) accounted for under ASC 808 are presented within “collaboration expense, net” in the consolidated statements of operations and comprehensive loss. Refer to Note 8 to these consolidated financial statements for further discussion on the Vertex Hemoglobinopathy Agreements.

Research and Development Expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, license and milestone fees, contract services and other related costs. Research and development costs, including up-front fees and milestones paid to collaborators, are also expensed as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants or other clinical trial vendors that perform the activities. The Company recognizes the reimbursement associated with collaborative activities to its collaborative partners, excluding collaboration costs under the Vertex Hemoglobinopathy Agreements accounted for under ASC 808, as a reduction to research and development expense in the period the services are provided. Costs associated with collaborative activities to collaborative partners accounted for under ASC 808 and included in research and development expense was not significant for the years ended December 31, 2025, 2024 and 2023.

Acquired In-process Research and Development Expenses

In-process research and development that is associated to a product that has not yet achieved regulatory approval and is acquired in a transaction that does not qualify as a business combination under U.S. GAAP is recorded as “Acquired in-process research and development” in the Company’s consolidated statements of operations and comprehensive loss in accordance with ASC 730, Research and development costs, or ASC 730, as the asset acquired does not have an alternative future use. The Company classifies asset acquisitions of acquired in-process research and development as investing activities on its consolidated statements of cash flows.

Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC 450, Contingencies, or ASC 450. The Company accrues for loss contingencies when losses become probable and can be reasonably estimated. The Company recognizes contingent liabilities within accrued expenses, accrued income taxes, and other current and non-current liabilities in the consolidated balance sheets, as applicable, depending on if the contingency is expected to be resolved within one year or more. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recognized as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible but not probable; however, it discloses the range of such reasonably possible losses, if material, or a statement that such an estimate cannot be made. Legal costs related to a loss contingency are expensed as incurred and are classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

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

The Company estimates the fair value of its option awards to employees, directors and non-employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The Company computed the historical volatility data using the daily closing prices of the Company’s publicly traded stock during the equivalent period of the calculated expected term of its stock-based awards. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2025 and 2024, the Company does not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Income taxes are further described in Note 14 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss consists of foreign currency translation adjustments and unrealized gains and losses on marketable debt securities.

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

New and Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities, on an annual basis, to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted ASU 2023-09 and applied the guidance prospectively to the period ended December 31, 2025 in the disclosures contained in the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03, and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date, or ASU 2025-01. ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

3. Marketable Securities

A summary of the Company’s cash equivalents and marketable securities as of December 31, 2025 and 2024, which are recorded at fair value (and excludes $295.4 million and $193.9 million of cash at December 31, 2025 and 2024, respectively) is shown below (in thousands):

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$37,255	$—	$—	$37,255
Commercial paper	14,896	—	(4)	14,892
Total cash equivalents	52,151	—	(4)	52,147
Marketable securities:
Corporate debt securities	1,152,319	3,827	(181)	1,155,965
Certificates of deposit	101,100	—	—	101,100
Government-sponsored enterprise securities	304,259	1,054	(15)	305,298
Commercial paper	49,432	28	—	49,460
Total marketable debt securities	1,607,110	4,909	(196)	1,611,823
Corporate equity securities	7,500	8,946	—	16,446
Total marketable securities	1,614,610	13,855	(196)	1,628,269
Total cash equivalents and marketable securities	$1,666,761	$13,855	$(200)	$1,680,416

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$74,155	$—	$—	$74,155
Corporate debt securities	882	—	—	882
U.S. Treasury securities	29,271	—	(9)	29,262
Total cash equivalents	104,308	—	(9)	104,299
Marketable securities:
U.S. Treasury securities	5,936	2	—	5,938
Corporate debt securities	1,136,255	3,442	(1,592)	1,138,105
Certificates of deposit	52,372	—	—	52,372
Government-sponsored enterprise securities	266,877	482	(497)	266,862
Commercial paper	127,805	34	(39)	127,800
Total marketable debt securities	1,589,245	3,960	(2,128)	1,591,077
Corporate equity securities	10,387	4,600	(495)	14,492
Total marketable securities	1,599,632	8,560	(2,623)	1,605,569
Total cash equivalents and marketable securities	$1,703,940	$8,560	$(2,632)	$1,709,868

The following table summarizes the net unrealized gain (loss) recorded on marketable debt and equity securities during year ended December 31, 2025 and 2024 (in millions):

	Years Ended December 31,
	2025	2024	2023
Unrealized gain (loss) recorded on marketable debt securities	$2.9	$(0.1)	$17.5
Unrealized gain (loss) recorded on marketable equity securities	4.8	4.1	—

Unrealized gains and losses on the Company’s marketable debt securities are included in comprehensive loss in the consolidated statements of operations and comprehensive loss. Unrealized gains and losses due to the change in fair value of the Company’s marketable equity securities are included in other income (expense), net, in the consolidated statements of operations and comprehensive loss.

The following table summarizes the net unrealized gain (loss) position of the Company’s marketable debt and equity securities as of December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
Unrealized gain position of marketable debt securities	$4.7	$1.8
Unrealized gain position of marketable equity securities	8.9	4.1

The following table summarizes the aggregate fair value of marketable debt securities that were in an unrealized loss position as of December 31, 2025 and 2024 by the length of time the security has been in a loss position (in millions):

	December 31, 2025	December 31, 2024
Debt securities in an unrealized loss position for 12 months or less	$193.8	$451.9
Debt securities in an unrealized loss position for more than 12 months	—	31.8
Total debt securities in an unrealized loss position	$193.8	$483.7

As of December 31, 2025, there were no marketable debt securities in an unrealized loss position for more than twelve months with maturities beyond one year. As of December 31, 2024, no marketable debt securities in an unrealized loss position for more than twelve months had maturities beyond one year.

The Company determined that there was no material credit risk of the above investments as of December 31, 2025 and 2024. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the years ended December 31, 2025 and 2024. No available-for-sale debt securities held as of December 31, 2025 had remaining maturities greater than thirty months.

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $22.6 million and $12.9 million as of December 31, 2025 and 2024, respectively, and are classified within other non-current assets on the consolidated balance sheets. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the year ended December 31, 2025 and 2024 related to these equity securities.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements at
	December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$295,412	$295,412	$—	$—
Money market funds	37,255	37,255	—	—
Commercial paper	14,892	—	14,892	—
Marketable securities:
Corporate debt securities	1,155,965	—	1,155,965	—
Certificates of deposit	101,100	—	101,100	—
Government-sponsored enterprise securities	305,298	—	305,298	—
Commercial paper	49,460	—	49,460	—
Corporate equity securities	16,446		16,446	—
Total	$1,975,828	$332,667	$1,643,161	$—

	Fair Value Measurements at
	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$193,958	$193,958	$—	$—
Money market funds	74,155	74,155	—	—
Corporate debt securities	882	—	882	—
U.S. Treasury securities	29,262	—	29,262	—
Marketable securities:
U.S. Treasury securities	5,938	—	5,938	—
Corporate debt securities	1,138,105	—	1,138,105	—
Certificates of deposit	52,372	—	52,372	—
Government-sponsored enterprise securities	266,862	—	266,862	—
Commercial paper	127,800	—	127,800	—
Corporate equity securities	14,492	2,391	12,101	—
Total	$1,903,826	$270,504	$1,633,322	$—

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

5. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2025	2024
Computer equipment	$4,152	$3,833
Furniture, fixtures, and other	8,554	8,554
Laboratory equipment	43,575	42,008
Leasehold improvements	146,667	145,852
Construction work in process	3,955	6,118
Total property and equipment, gross	206,903	206,365
Accumulated Depreciation	(91,052)	(72,272)
Total property and equipment, net	$115,851	$134,093

Depreciation expense for the year ended December 31, 2025, 2024 and 2023 was $19.4 million, $19.2 million, and $19.8 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2025	2024
Payroll and employee-related costs	12,966	18,443
Research costs	16,247	15,549
Collaboration costs	53,567	—
Licensing fees	874	1,850
Professional fees	3,749	3,086
Intellectual property costs	1,382	1,513
Other	622	631
Total	$89,407	$41,072

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

The following table summarizes the lease assets and liabilities as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Assets
Operating lease assets	$131,724	$143,461
Total lease assets	131,724	143,461
Liabilities
Current
Operating lease liabilities	18,578	17,288
Non-current
Operating lease liabilities, net of current portion	188,168	206,405
Total lease liabilities	$206,746	$223,693

The following table summarizes operating lease costs included in research and development and general and administrative expense, as well as sublease income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease costs	$23,843	$24,417	$25,870
Short-term lease costs	46	40	—
Variable lease costs	13,500	12,364	14,387
Sublease income	(930)	(573)	(137)
Net lease cost	$36,459	$36,248	$40,120

The following table summarizes the maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of December 31, 2025 (in thousands):

Total
2026	29,684
2027	28,798
2028	28,206
2029	27,314
2030	28,035
Thereafter	123,535
Total	$265,572
Present value adjustment	(58,826)
Present value of lease liabilities	$206,746

The following table summarizes the lease term (in years) and discount rate for operating leases as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Weighted-average remaining lease term	8.9	9.8
Weighted-average discount rate	5.9%	5.9%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(29,217)	$(28,949)	$(27,310)

Operating lease non-cash items:
Right-of-use assets increased through lease modifications and reassessments	375	525	2,660
Right-of-use assets obtained in exchange for operating lease liabilities	—	243	7,552

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

Collaboration in the field of diabetes

In 2021, the Company and ViaCyte, Inc., or ViaCyte, entered into a joint development and commercialization agreement, or the ViaCyte JDCA, to jointly develop and commercialize product candidates and shared products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. In the third quarter of 2022, Vertex acquired ViaCyte, and ViaCyte became a wholly-owned subsidiary of Vertex. In March 2023, (1) the Company and ViaCyte entered into an amendment to the ViaCyte JDCA, or the ViaCyte JDCA Amendment, and adjusted certain rights and obligations of the Company and ViaCyte under the ViaCyte JDCA, and (2) the Company and Vertex entered into a non-exclusive license agreement, or the Non-Ex License Agreement, pursuant to which the Company agreed to license to Vertex, on a non-exclusive basis, certain of its gene editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. Subsequently, ViaCyte elected to opt-out of the ViaCyte JDCA. Per the opt-out terms, the on-going collaboration assets are now wholly-owned by the Company, subject to a royalty on future sales owed to ViaCyte. The opt-out became effective in early February 2024.

In connection with entering into the Non-Ex License Agreement in 2023, the Company received a $100.0 million upfront payment from Vertex and subsequently received a $70.0 million research milestone achieved in the second quarter of 2023. In 2024, the Company received a $10.0 million research milestone achieved in the fourth quarter of 2024 and recorded a receivable of $25.0 million as of December 31, 2024 related to an additional research milestone achieved under the Non-Ex License Agreement in the fourth quarter of 2024. The Company is eligible to receive additional milestone payments under the Non-Ex License Agreement of $125.0 million in aggregate, which are dependent on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Accounting Analysis

For purposes of this Note 8, the 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, A&R Vertex JDCA, and Amendment No. 1 to the A&R Vertex JDCA are collectively referred to as the “Vertex Hemoglobinopathy Agreements” and the Non-Ex License Agreement and ViaCyte JDCA Amendment are collectively referred to as the “March 2023 Diabetes Agreements.”

The Vertex Hemoglobinopathy Agreements and the March 2023 Diabetes Agreements include components of a customer-vendor relationship as defined under ASC 606, collaborative arrangements as defined under ASC 808, and research and development costs as defined under ASC 730. Specifically, with regards to the March 2023 Diabetes Agreements, the Company concluded that the non-exclusive license is a performance obligation under ASC 606 and the ongoing research and development services under the ViaCyte JDCA Amendment are a unit of account under ASC 808.

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

In the second quarter of 2023, the Company adjusted the transaction price to include $70.0 million in previously constrained variable consideration related to a research milestone which was achieved in the second quarter of 2023. In the fourth quarter of 2024, the Company adjusted the transaction price to include $35.0 million in previously constrained variable considerations related to two research milestones that were achieved in the fourth quarter of 2024. The Company determined that all other possible variable consideration resulting from milestones and royalties discussed below was fully constrained as of December 31, 2025. The Company will re-evaluate the transaction price in each reporting period.

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

In 2023, the Company recognized revenue of $100.0 million for the non-exclusive license at the onset of the arrangement, as this was the point in time in which the non-exclusive license was delivered, as well as revenue of $70.0 million from previously constrained variable consideration related to a research milestone achieved in the second quarter of 2023. Revenue recognized under the March 2023 Diabetes Agreements for the year ended December 31, 2023 and 2024 was $170.0 million and $35.0 million, respectively. No revenue was recognized under the March 2023 Diabetes Agreements for the year ended December 31, 2025.

Milestones under the Non-Ex License Agreement

As of December 31, 2025, the Company is eligible to receive potential future milestone payments from Vertex of up to $125.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of December 31, 2025. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting for the Vertex Hemoglobinopathy Agreements

Recognition of Revenue

Revenue recognized under the Vertex Hemoglobinopathy Agreements for the year ended December 31, 2023 was $200.0 million of previously constrained variable consideration related to a milestone that was achieved upon approval of CASGEVY by the Food and Drug Administration, or FDA, in December 2023. No revenue was recognized under the Vertex Hemoglobinopathy Agreements for the years ended December 31, 2024 and 2025.

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

Each of the remaining milestones described above are fully constrained as of December 31, 2025. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $213.5 million, $120.7 million and $130.3 million of collaboration expense, net, related to the CASGEVY program, respectively. Collaboration expense, net, for the year ended December 31, 2024 and 2023 reflects the Company’s exercise of its option to defer specified costs on the CASGEVY program in excess of the deferral limit under A&R Vertex JDCA, as amended, which is further described in Note 9 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Collaboration expense, net, during the years ended December 31, 2025, 2024 and 2023 was net of $1.9 million, $3.2 million, and $18.0 million of reimbursements from Vertex related to the CASGEVY program, respectively.

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

Each of the remaining milestones are fully constrained as of December 31, 2025. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

As of December 31, 2025, there was $12.3 million of current deferred revenue and no non-current deferred revenue related to the strategic collaboration and license agreement from Vertex from 2019 for the development and commercialization of products for the treatment of DMD and DM1. As of December 31, 2024, there was no current deferred revenue and $12.3 million of non-current deferred revenue related to the strategic collaboration and license agreement from Vertex from 2019 for the development and commercialization of products for the treatment of DMD and DM1. The transaction price allocated to the remaining performance obligations was $12.3 million.

Agreement with Sirius Therapeutics

On May 19, 2025, the Company entered into a collaboration, option and license agreement, or the Sirius Agreement, with Sirius Therapeutics and certain of its affiliates, or Sirius, pursuant to which, among other things, (1) Sirius and the Company will collaborate on the research, development, manufacture, commercialization and use of certain collaboration products utilizing Sirius’ siRNA technology for targeting Factor XI, including CTX611 (formerly SRSD107), collectively, the Sirius Collaboration Products; and (2) Sirius granted to the Company options to exclusively license Sirius siRNA technology to target up to two licensed targets from a list of seven reserved targets for the research, development, manufacture and commercialization of licensed products, collectively the siRNA Licensed Products, in exchange for the potential to receive certain option fees, milestone payments and royalties.

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

With respect to the siRNA Licensed Products, if the Company elects to exercise its option to a licensed target to research, develop, manufacture and commercialize siRNA Licensed Products, the Company will make a one-time $10.0 million payment per option exercise, each, a Sirius Option Payment, to Sirius. The Sirius Option Payment is payable up to two times. In addition, the Company will pay Sirius certain specified future development, regulatory and sales milestones of up to an aggregate of $300.0 million for the first siRNA Licensed Product relating to each licensed target to achieve the applicable milestone events, as well as tiered royalty payments in the mid-single digits to low double digits range on future sales of a commercialized siRNA Licensed Product. The royalty payments are subject to reduction under certain specified conditions set forth in the Sirius Agreement. In addition, at the Company’s sole election, such milestones may be paid in cash, common shares of the Company, or a combination thereof. The Company is solely responsible for all research, development, manufacturing and global commercialization activities and associated costs for the siRNA Licensed Products, as well as all associated costs related to Sirius activities set forth in any applicable research plan relating thereto.

Accounting for the Sirius Agreement

The Company determined that substantially all the fair value of the upfront payment under the Sirius Agreement was attributable to acquired in-process research and development for which there was no alternative future use and that no substantive processes were acquired that would constitute a business. As a result, the Company recorded $96.3 million to acquired in-process research and development in the consolidated statements of operations and comprehensive loss. The $96.3 million represented the $25.0 million upfront cash payment to Sirius, as well as $71.3 million in expense related to the issuance of the Sirius Shares at a fair value of $38.68 per share, which was the fair value of the Company’s common shares on the effective date of the Sirius Agreement.

The Sirius Agreement includes components of collaborative arrangements as defined under ASC 808 and research and development costs as defined under ASC 730.

Specifically, development and commercialization costs for the Sirius Collaboration Products contain collaborative elements accounted for under ASC 808, and the related impact of cost sharing for the Sirius Collaboration Products under the Sirius Agreement is included within research and development expenses in the consolidated statements of operations and comprehensive loss. Costs related to siRNA Licensed Products under the Sirius Agreement are included within research and development expenses in the consolidated statements of operations and comprehensive loss.

Research and development costs under the Sirius Agreement were not material for the twelve months ended December 31, 2025.

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

In the second quarter of 2025, a third-party licensor formally engaged with the Company regarding certain matters under their intellectual property contracts with the Company that may lead to further actions that could result in additional amounts being owed by the Company to such third party. Based on the status of ongoing negotiations with the third-party licensor, the Company has determined that it is probable that a loss was incurred as of December 31, 2025, and, based on the Company’s best estimate of loss, the Company recorded incremental research and development expenses of $13.0 million for the year ended December 31, 2025. The total liability associated with the contingent loss as of December 31, 2025 was $14.5 million, which is primarily included within other current liabilities on the consolidated balance sheets as of December 31, 2025. The Company is unable to provide an estimate of a range of loss, and the ultimate resolution of the matter could result in a material charge in excess of the amount accrued as of December 31, 2025. The Company will reassess the contingent liability in each reporting period.

Under certain circumstances and if certain contingent future events occur, Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement (as such term is defined in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K). In addition, Vertex has the option to conduct research at its own cost in certain defined areas that, if beneficial to the CASGEVY program and ultimately achieves regulatory approval, could result in the Company owing Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the CASGEVY program.

Under the A&R Vertex JDCA, as amended, for 2022, 2023 and 2024, the Company had an option to defer a portion of its share of costs if spending on the CASGEVY program exceeded specified amounts, which the Company exercised in each such year, resulting in deferred costs of $221.8 million, in the aggregate. Any deferred amounts under the A&R Vertex JDCA, as amended, are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be recognized by the Company when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of December 31, 2025, no contingent payments have been accrued to date. The Company's arrangements with Vertex are further described in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The Company may be required to make future potential payments to Sirius under the Sirius Agreement defined and described in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Potential payments to Sirius include (i) up to $20.0 million in Sirius Option Payments, (ii) up to $300.0 million in certain specified future development, regulatory and sales milestones for the first siRNA Licensed Product relating to each licensed target to achieve the applicable milestones, as well as tiered royalty payments in the mid-single digits to low double digits range on future sales of a commercialized siRNA Licensed Product, and (iii) up to $87.5 million in certain specified future development and regulatory milestones related to the Sirius Collaboration Products.

Litigation

In the ordinary course of business, the Company is from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, the Company’s intellectual property estate (including certain in-licensed intellectual property), commercial arrangements and other matters. Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office, the European Patent Office and patent offices in other countries involving the Company’s intellectual property estate including certain in-licensed intellectual property. For example, in the fourth quarter of 2025, ToolGen, Inc., or ToolGen, initiated a lawsuit against the Company and other third parties alleging patent infringement by CASGEVY of a ToolGen patent relating to CRISPR/Cas9 gene editing technology. The outcome of any of the foregoing is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of Company’s management and other resources that would otherwise be engaged in other activities. If the Company is unable to prevail in any such proceedings, the Company’s business, results of operations, liquidity and financial condition could be adversely affected.

10. Share Capital

All of the Company's common shares are issued under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements.

As of December 31, 2025, the Company’s share capital consists of 96,747,997 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments and

19,537,850 registered common shares reserved for the Company's employee equity incentive plans. In addition, our board of directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiration of the capital band if earlier, up to an upper limit of CHF 3,142,094.52 by issuing a corresponding number of registered shares with a nominal value of CHF 0.03 each to be fully paid in. As of December 31, 2025, the number of shares that may be issued under the capital band is 7,988,487 registered common shares.

Common Share Issuances

At-the-Market Offerings

The Company has entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC under which the Company, at its sole discretion, is able to offer and sell, from time to time at prevailing market prices, its common shares. The following are in connection with the Sales Agreement.

2021 ATM

In January 2021, the Company filed a prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or, together with the subsequent prospectus supplements filed in July 2021 and August 2024 relating to the common shares remaining under the original prospectus supplement, the 2021 ATM. In 2025, the Company issued and sold an aggregate of 6.1 million common shares under the 2021 ATM at an average price of $59.63 per share for aggregate proceeds of $359.0 million, which were net of equity issuance costs of $4.7 million, excluding stamp taxes of $3.6 million.

In 2024, the Company issued and sold 0.4 million common shares under the 2021 ATM at an average price of $55.81 per share for aggregate proceeds of $21.7 million, which were net of equity issuance costs of $0.3 million, excluding stamp taxes of $0.2 million.

In 2023, the Company issued and sold 0.5 million common shares under the 2021 ATM at an average price of $72.32 per share for aggregate proceeds of $32.7 million, which were net of equity issuance costs of $0.4 million, excluding stamp taxes of $0.3 million.

As of December 31, 2025, the Company has issued and sold an aggregate of 8.0 million common shares under the 2021 ATM at an average price of $74.77 per share for aggregate proceeds of $592.2 million, which were net of equity issuance costs of $7.8 million, excluding stamp taxes of $5.9 million. As of December 31, 2025, no common shares remain available under the 2021 ATM.

2025 ATM

In October 2025, the Company filed a new prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or the 2025 ATM. In 2025, the Company has issued and sold an aggregate of 0.7 million common shares under the 2025 ATM at an average price of $60.81 per share for aggregate proceeds of $42.3 million, which were net of equity issuance costs of $0.5 million, excluding stamp taxes of $0.4 million. Common shares having aggregate gross proceeds up to $557.2 million remain available under the 2025 ATM.

Share Issuance Agreement with Sirius Therapeutics

As described in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, in 2025, the Company and Sirius entered into a share issuance agreement, and, in connection therewith, the Company registered and issued 1,842,105 of the Company’s common shares to Sirius, nominal value CHF 0.03 per share, at an issue price of $38.00 per share, as partial consideration for entering into the Sirius Agreement.

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

Dividends

The holders of common shares are entitled to receive dividends, if and when resolved upon by the general meeting of shareholders based on a respective proposal by our board of directors and provided that the Company disposes of sufficient freely distributable reserves. As of December 31, 2025, no dividends have been declared or paid since the Company’s inception.

Liquidation

The holders of the common shares are entitled to share ratably in the Company’s assets available for distribution to shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event.

11. Equity-based Compensation

Option and Grant Plans

In April 2015, the Company’s shareholders approved the 2015 Stock Option and Grant Plan, or the 2015 Plan, and in July 2016, the Company’s shareholders approved the 2016 Stock Option and Incentive Plan, or the 2016 Plan. In May 2018, the Company’s shareholders approved the 2018 Stock Option and Incentive Plan, or the 2018 Plan (collectively, the “Plans”). Subsequent to the IPO, no further options were granted under the 2015 Plan. The Plans provide for the issuance of equity awards in the form of restricted shares, options to purchase common shares which may constitute incentive stock options, or ISOs, or non-statutory stock options, or NSOs, unrestricted stock unit grants, and qualified performance and market-based awards to eligible employees, officers, directors, non-employee consultants and other key personnel. Terms of the equity awards, including vesting requirements, are determined by our board of directors, subject to the provisions of the Plans. Options granted by the Company typically vest over four years and have a contractual life of ten years. Restricted stock unit grants typically vest over two to four years. At December 31, 2025, the Company had 29,405,365 common shares authorized for issuance under the 2018 Plan and 9,254,175 common shares available for future grant under the 2018 Plan.

Equity-Based Compensation Expense

The Company recognized stock-based compensation expense totaling $72.5 million, $86.6 million, and $81.0 million during the years ended December 31, 2025, 2024 and 2023, respectively. Stock‑based compensation expense by classification within the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Research and development	$34,374	$47,944	$46,356
General and administrative	38,125	38,623	34,672
Total	$72,499	$86,567	$81,028

As of December 31, 2025, there was $61.7 million and $76.3 million of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, that is expected to be recognized over a weighted-average period of 2.5 and 2.5 years, respectively.

Stock Options

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024	2023
Options granted	1,391,380	1,566,536	1,860,485
Weighted-average exercise price	$47.76	$62.40	$45.47
Weighted-average grant date fair value	$28.51	$38.63	$28.39
Assumptions:
Expected volatility	60.9%	63.9%	65.1%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	4.0%	4.2%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes stock option activity under the Company’s equity award plans (intrinsic value in thousands):

Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	7,288,883	$58.07	6.6	$14,050
Granted	1,391,380	47.76
Exercised	(726,396)	37.23
Cancelled or forfeited	(1,206,032)	65.74
Outstanding at December 31, 2025	6,747,835	$56.82	6.3	$42,270
Exercisable at December 31, 2025	4,709,497	$58.57	5.2	$31,455
Vested and expected to vest at December 31, 2025	6,747,835	$56.82	6.3	$42,270

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2025, 2024 and 2023 was $15.3 million, $32.2 million, and $13.9 million, respectively.

As of December 31, 2025, options to purchase 150,000 common shares subject to market-based vesting conditions were vested, as market conditions were satisfied in prior years. 100,000 options to purchase common shares subject to market-based vesting conditions were outstanding as of December 31, 2025.

The Company did not grant stock options subject to performance-based or market-based vesting conditions during 2025, 2024, and 2023.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2024	2,397,643	$59.21
Granted	958,921	46.86
Vested	(736,238)	60.99
Cancelled or forfeited	(654,759)	58.55
Unvested balance at December 31, 2025	1,965,567	$52.16

During the years ended December 31, 2025, 2024 and 2023, the total fair value of restricted stock units vested was $36.6 million, $30.0 million, and $14.1 million, respectively.

During 2022, the Company granted 150,000 performance stock units with market-based vesting conditions in which the recipient is eligible to receive between zero and 150,000 common shares at the end of a three-year service period based upon achieving a specified average stock price. Expense for these awards was recognized over the requisite service period. As of December 31, 2025, 150,000 of previously unvested performance stock units were forfeited during 2025 as the market-based vesting conditions were not achieved. Activity related to stock units subject to market-based vesting conditions is included in the table above.

The Company did not grant restricted stock units subject to performance-based or market-based vesting conditions during 2025, 2024, and 2023.

Employee Stock Purchase Plan

On July 19, 2016, our board of directors adopted its 2016 Employee Stock Purchase Plan, or the ESPP Plan, which was subsequently approved by its shareholders and became effective on October 19, 2016. The ESPP Plan authorizes the initial issuance of up to a total of 413,226 shares of the Company’s common stock to participating employees. The Company activated its ESPP Plan on January 1, 2020. The Company issued 44,128, 37,245, and 53,282 shares under the ESPP Plan during the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company did not include the securities in the following table in the computation of the net loss per share calculations for the years ended December 31, 2025, 2024 and 2023 because the effect would have been anti-dilutive during each period:

	Year ended December 31,
	2025	2024	2023
Outstanding options	6,747,835	7,288,883	7,204,372
Unvested restricted common shares	1,965,567	2,397,643	1,781,415
ESPP	11,426	19,522	16,026
Total	8,724,828	9,706,048	9,001,813

13. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code, or the “401(k) Plan”, in November 2016. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company contributed $1.7 million, $2.7 million, and $3.0 million to the 401(k) Plan for the years ended December 31, 2025, 2024 and 2023, respectively.

14. Income Taxes

The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions for the foreign parent and where foreign subsidiaries have been established.

Net loss before taxes

For the years ended December 31, 2025, 2024 and 2023, the net loss before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic	$32,527	$41,232	$30,357
Foreign	(610,492)	(403,897)	(181,079)
Total	$(577,965)	$(362,665)	$(150,722)

The provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current income taxes:
Federal	$(1,658)	$(2,592)	$(2,318)
State	(1,061)	(1,479)	(994)
Foreign	—	—	—
Total current income taxes	(2,719)	(4,071)	(3,312)
Deferred income taxes:
Federal	$(933)	$492	$424
State	18	(8)	—
Foreign	—	—	—
Total deferred income taxes	(915)	484	424
Total income tax provision	$(3,634)	$(3,587)	$(2,888)

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate after the adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows (amounts in thousands):

	Year Ended December 31,
	2025
	Amount	Percent
Statutory federal tax rate	44,966	(7.8)%
State and local income tax, net of federal income tax effect[1]	—	0.0%
Foreign Tax Effects
United States
Statutory rate difference between the U.S. and Switzerland	(4,300)	0.7%
State and local income tax, net of federal income tax effect[2]	(1,937)	0.3%
Research and development tax credits	7,775	(1.3)%
Change in valuation allowances	1,957	(0.4)%
Non-taxable or non-deductible items	(3,467)	0.6%
Other	(85)	0.0%
Other Foreign Jurisdictions	(3)	0.0%
Changes in valuation allowances	(39,082)	6.8%
Non-taxable or non-deductible items
Equity issuance for in-process research and development	(5,543)	1.0%
Other	(910)	0.2%
Changes in unrecognized tax benefits	(1,046)	0.2%
Other adjustments	(1,959)	0.3%
Effective income tax rate	(3,634)	0.6%

(1) State taxes in the Swiss Canton of Zug made up the majority (greater than 50 percent) of the tax effect in this category.

(2) State taxes in Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate prior to the adoption of ASU 2023-09 for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Income tax expense at statutory rate	11.9%	11.9%
State income tax, net of federal benefit	1.1%	2.3%
Non-deductible expenses	0.0%	(0.2)%
Foreign rate differential	(1.0)%	(2.1)%
Statutory to U.S. GAAP permanent differences	0.0%	0.0%
Stock-based compensation	(0.4)%	(4.0%)
Impact of deferred rate change	(0.1)%	0.1%
Research credits	2.7%	8.2%
Change in valuation allowance	(15.2)%	(17.2)%
Other Rate Items	0.0%	(0.9)%
Effective income tax rate	(1.0%)	(1.9%)

The federal statutory rate reflects the Switzerland mixed company service rate.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$241,462	$178,061
Accruals and reserves	3,393	4,479
Operating lease liabilities	56,594	60,570
Other deferred tax assets	12,337	17,809
Stock-based compensation	18,801	20,553
Research credit	77,901	74,012
Total deferred tax assets	410,488	355,484
Less valuation allowance	(345,395)	(282,739)
Net deferred tax assets	65,093	72,745
Deferred tax liabilities:
Depreciation	(30,128)	(34,078)
Operating lease assets	(36,058)	(38,845)
Other deferred tax liabilities	(37)	(36)
Total deferred tax liabilities	(66,223)	(72,959)
Long term deferred taxes	$(1,130)	$(214)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of worldwide operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its U.S. and non-U.S. deferred tax assets will not be realized. Accordingly, as of December 31, 2025 and 2024, the Company has provided a full valuation allowance against its net deferred tax assets in Switzerland and the United Kingdom. The Company has also provided a valuation allowance against the U.S. deferred tax assets that cannot be realized by existing deferred tax liabilities based upon when they are scheduled to reverse. The valuation allowance increased by $62.7 million during 2025, which is primarily attributable to increase in net operating loss carryforwards as a result of current year net loss.

As of December 31, 2025, the Company had no available U.S. federal net operating loss carryforwards. As of December 31, 2025, the Company had available U.S. state net operating loss carryforward of $9.4 million that begin to expire in 2045. As of December 31, 2025, the Company had available non-U.S. net operating loss carryforwards of $4,037.2 million of which $2,017.4 million relate to Switzerland, $2,017.4 million relate to the Canton of Zug, and $2.4 million relate to the Company’s wholly-owned subsidiary in the United Kingdom. The net operating losses generated in Switzerland and the Canton of Zug begin to expire in 2027 and the net operating losses generated in the United Kingdom can be carried forward indefinitely.

As of December 31, 2025, the Company had U.S. domestic federal research and development credit carryforwards of $31.1 million that begin to expire in 2041 for federal purposes, which are net of uncertain tax positions of $24.4 million. As of December 31, 2025, the Company had U.S. domestic federal orphan drug credit carryforwards of $27.0 million which begin to expire in 2040 for federal purposes, which are net of uncertain tax positions of $11.5 million. As of December 31, 2025, the Company had U.S. domestic state research and development credit carryforwards of $25.1 million which begin to expire in 2035, which are net of uncertain tax positions of $13.0 million.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2025, the Company had gross unrecognized tax benefits of $50.7 million of which $46.7 million would favorably impact the effective tax rate if recognized. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, interest and penalties recognized in the Company's financial statements related to uncertain tax positions were not material. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate changes in gross unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$49,959	$44,148	$34,536
Increases for tax positions taken during current period	2,900	5,777	9,703
Increases for tax positions taken in prior periods	51	34	—
Decreases for tax positions taken during current period	—	—	—
Decreases for tax positions taken in prior periods	(2,201)	—	(91)
Balance at end of year	$50,709	$49,959	$44,148

The Company files income tax returns in the U.S. federal, state, and certain non-U.S. jurisdictions. The Company is subject to U.S. federal, Massachusetts, California and non-U.S. income tax examinations by authorities for tax years ending after December 31, 2021. Research credits generated in prior tax years that are closed for examination may still be adjusted upon future examination if they have or will be used in a future period. The Company is subject to income tax examinations by authorities in its non-U.S. jurisdictions for all years.

A summary of income taxes paid by jurisdiction, net of refunds, after the adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands):

Years Ended December 31,
2025
Foreign
U.S. Federal	$1,720
Massachusetts	1,264
Other	1
Total	2,985

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

The CODM assesses performance and decides how to allocate resources based on consolidated net loss. The measure is used to monitor budget versus actual results to evaluate the performance of the segment.

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

The following table summarizes information about segment revenue, significant segment expenses and segment operating loss for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenue[1]:
Collaboration revenue	—	$35,000	$370,000
Grant revenue	3,510	2,314	1,206
Less[2]:
Research and development expense[3]	239,872	252,010	330,121
Acquired in-process research and development[4]	96,253	—	—
General and administrative expense[5]	26,570	25,453	32,589
Collaboration expense, net	213,480	120,667	130,250
Stock-based compensation expense	72,499	86,567	81,028
Depreciation expense	19,407	19,183	19,756
Other segment items[6]	(82,972)	(100,314)	(68,928)
Segment net loss	(581,599)	(366,252)	(153,610)
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—	—
Consolidated net loss	(581,599)	(366,252)	(153,610)

(1) Collaboration revenue for the years ended December 31, 2025, 2024 and 2023 is related to our license agreements and collaborations with Vertex, as further described in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Collaboration revenue is attributed to the CRISPR Therapeutics AG entity, which is domiciled in Switzerland.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Research and development expense for the years ended December 31, 2025, 2024 and 2023 is net of $34.4 million, $47.9 million, and $46.4 million of stock-based compensation expense, respectively, and $10.6 million, $10.3 million, and $10.9 million of depreciation expense, respectively. For the year ended December 31, 2024, the Company recorded a non-cash adjustment of $4.8 million related to an option expiration which was recognized as a benefit to research and development expense.

(4) Acquired in-process research and development expense for the year ended December 31, 2025 relates to expense of $25.0 million related to the upfront cash payment to Sirius in the second quarter of 2025, as well as expense of $71.3 million related to the issuance of the Company’s common shares issued to Sirius as part of the Sirius Agreement in the second quarter of 2025, as described further in Note 8 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(5) General and administrative expense for the years ended December 31, 2025, 2024 and 2023 is net of $38.1 million, $38.6 million, and $34.7 million of stock-based compensation expense, respectively, and $8.8 million, $8.9 million, and $8.9 million of depreciation expense, respectively.

(6) Other segment items include interest income, net, the change in fair value of corporate equity securities and income tax expense.