Form 10-Q
period 2026-03-31
CRISPR Therapeutics AG
filed 2026-05-04
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, there were 96,448,792 shares of registrant’s common shares outstanding.

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

“CRISPR Therapeutics®” standard character mark and design logo, “CRISPRX™,” “CRISPR TX™,” “CTX213™,” “CTX310®,” “CTX321™,” “CTX340™,” “CTX460™,” “CTX611™”and “SyNTase™” are trademarks and registered trademarks of CRISPR Therapeutics AG. CASGEVY® and the CASGEVY logo are registered trademarks of Vertex Pharmaceuticals Incorporated, and Vertex Pharmaceuticals Incorporated is the manufacturer and exclusive license holder of CASGEVY. All other trademarks and registered trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols and any such omission is not intended to indicate waiver of any such rights.

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
•
the safety, efficacy and clinical progress of various clinical programs, including those for CASGEVY, zugocabtagene geleucel, CTX310 and CTX611;
•
the status of clinical trials, including development timelines and discussions with regulatory authorities related to product candidates under development by us and us and our collaborators;
•
the results of preclinical studies and clinical trials, including ongoing clinical trials and any planned clinical trials, and research and development programs;
•
the actual or potential benefits of regulatory designations, such as orphan drug, fast track and regenerative medicine advanced therapy in the United States or such European equivalents;
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
•
our ability to service or pay down existing or future debt obligations;
•
our anticipated expenses, ability to obtain funding for our operations and the sufficiency of our cash resources;
•
the therapeutic value, development, and commercial potential of gene editing technologies and therapies, including CRISPR/Cas9 and SyNTase, as well as other technologies we develop and use, including delivery and small interfering RNA, or siRNA; and
•
the volatility of capital markets and unfavorable macroeconomic conditions resulting from factors including rising inflation, changes in or disruptions of U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, interest rate and currency rate fluctuations, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, trade protection measures, economic sanctions and economic slowdowns or recessions, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 12, 2026, and in other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Such forward-looking statements speak only as of the date of this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

This Quarterly Report on Form 10-Q may also contain information regarding our industry, our business and the markets for certain of our product candidates, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Unless otherwise expressly stated, we obtained this industry, business, market and other data from market research firms and other third parties, including medical publications, government data and similar sources. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$423,308	$347,559
Marketable securities	2,018,477	1,628,269
Prepaid expenses and other current assets	6,577	9,843
Total current assets	2,448,362	1,985,671
Property and equipment, net	112,175	115,851
Restricted cash	7,629	7,629
Operating lease assets	128,671	131,724
Other non-current assets	28,983	24,368
Total assets	$2,725,820	$2,265,243
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,647	$11,138
Accrued expenses	74,932	89,407
Deferred revenue, current	15,344	15,771
Accrued tax liabilities	638	1,113
Operating lease liabilities	18,612	18,578
Other current liabilities	13,113	13,113
Total current liabilities	136,286	149,120
Long-term debt	585,470	—
Operating lease liabilities, net of current portion	183,560	188,168
Other non-current liabilities	5,948	6,142
Total liabilities	911,264	343,430
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 132,477,166 shares authorized at March 31, 2026 and at December 31, 2025, 96,500,822 and 96,009,657 shares issued at March 31, 2026 and December 31, 2025, respectively, 96,385,506 and 95,894,341 shares outstanding at March 31, 2026 and December 31, 2025, respectively	3,115	3,087
Treasury shares, at cost, 115,316 shares at March 31, 2026 and at December 31, 2025	(60)	(60)
Additional paid-in capital	3,883,924	3,861,516
Accumulated deficit	(2,070,482)	(1,947,551)
Accumulated other comprehensive (loss) income	(1,941)	4,821
Total shareholders’ equity	1,814,556	1,921,813
Total liabilities and shareholders’ equity	$2,725,820	$2,265,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Collaboration revenue	$1,000	$—
Grant revenue	458	865
Total revenue	1,458	865
Operating expenses:
Research and development	68,574	72,484
General and administrative	17,183	19,296
Collaboration expense, net	45,949	57,509
Total operating expenses	131,706	149,289
Loss from operations	(130,248)	(148,424)
Other income:
Other income, net	8,156	13,537
Total other income, net	8,156	13,537
Net loss before income taxes	(122,092)	(134,887)
Provision for income taxes	(839)	(1,109)
Net loss	(122,931)	(135,996)
Foreign currency translation adjustment	(32)	41
Unrealized (loss) gain on marketable securities	(6,730)	2,254
Comprehensive loss	$(129,693)	$(133,701)

Net loss per common share — basic	$(1.28)	$(1.58)
Basic weighted-average common shares outstanding	96,051,228	85,938,720
Net loss per common share — diluted	$(1.28)	$(1.58)
Diluted weighted-average common shares outstanding	96,051,228	85,938,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	85,741,981	$2,698	170,316	$(62)	$3,293,556	$(1,365,952)	$1,840	$1,932,080
Issuance of common stock, net of issuance costs of $0.1 million	162,482	5	—	—	8,632	—	—	8,637
Vesting of restricted shares	396,943	15	—	—	—	—	—	15
Exercise of vested options, net of issuance costs of $0.2 million	39,996	3	—	—	1,261	—	—	1,264
Purchase of common stock under ESPP	19,522	—	—	—	653	—	—	653
Stock-based compensation expense	—	—	—	—	20,212	—	—	20,212
Other comprehensive gain	—	—	—	—	—	—	2,295	2,295
Net loss	—	—	—	—	—	(135,996)	—	(135,996)
Balance at March 31, 2025	86,360,924	$2,721	170,316	$(62)	$3,324,314	$(1,501,948)	$4,135	$1,829,160

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	95,894,341	$3,087	115,316	$(60)	$3,861,516	$(1,947,551)	$4,821	$1,921,813
Vesting of restricted shares	349,508	22	—	—	—	—	—	22
Exercise of vested options, net of issuance costs of $0.2 million	130,231	6	—	—	5,613	—	—	5,619
Purchase of common stock under ESPP	11,426	—	—	—	471	—	—	471
Stock-based compensation expense	—	—	—	—	16,324	—	—	16,324
Other comprehensive loss	—	—	—	—	—	—	(6,762)	(6,762)
Net loss	—	—	—	—	—	(122,931)	—	(122,931)
Balance at March 31, 2026	96,385,506	$3,115	115,316	$(60)	$3,883,924	$(2,070,482)	$(1,941)	$1,814,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(122,931)	$(135,996)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4,319	4,736
Equity-based compensation	16,324	20,212
Other non-cash items, net	8,800	2,253
Changes in:
Accounts receivable	—	25,000
Prepaid expenses and other assets	(247)	(634)
Accounts payable and accrued expenses	(13,015)	42,998
Deferred revenue	(427)	(824)
Operating lease assets and liabilities	(1,521)	(1,151)
Other liabilities, net	(199)	(10,541)
Net cash used in operating activities	(108,897)	(53,947)
Investing activities:
Purchase of property, plant and equipment	(504)	(206)
Investment in equity securities	(4,615)	(5,000)
Purchases of marketable securities	(746,089)	(200,730)
Maturities of marketable securities	192,759	186,181
Sales of marketable securities	147,706	—
Net cash used in investing activities	(410,743)	(19,755)
Financing activities:
Proceeds from issuance of the Notes	600,000	—
Issuance costs and discounts associated with the Notes	(13,528)	—
(Payments) proceeds from issuance of common shares, net of issuance costs	(722)	8,516
Proceeds from exercise of options and ESPP contributions, net of issuance costs	6,158	2,072
Net cash provided by financing activities	591,908	10,588
Effect of exchange rate changes on cash	(32)	41
Increase (decrease) in cash	72,236	(63,073)
Cash, cash equivalents and restricted cash, beginning of period	359,078	309,776
Cash, cash equivalents and restricted cash, end of period	$431,314	$246,703
Supplemental disclosure of non-cash investing and financing activities
Equity issuance costs in accounts payable, accrued expenses, and other long-term liabilities	$4,140	$3,219
Issuance costs associated with the Notes in accounts payable and accrued expenses	$1,122	$—

	As of March 31,
Reconciliation to amounts within the condensed consolidated balance sheets	2026	2025
Cash and cash equivalents	$423,308	$235,184
Prepaid expenses and other current assets	377	3,513
Restricted cash	7,629	8,006
Cash, cash equivalents and restricted cash at end of period	$431,314	$246,703

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three-month interim periods ended March 31, 2026 and 2025.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, which are contained in the 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 12, 2026.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 12, 2026, with the exception of the new policy below. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB.

Convertible Debt

The Company accounts for its convertible debt instruments as a single unit of accounting, a liability, as the Company concluded that the conversion features do not require bifurcation as a derivative under ASC Topic 815-15, Derivatives and Hedging, as the Company did not issue its convertible debt instruments at a substantial premium. The Company records debt issuance costs as contra-liabilities in its condensed consolidated balance sheets at issuance and amortizes debt issuance costs over the contractual term of the convertible debt instrument using the effective interest rate. The balance of the Company’s Notes (as defined below) presented in its condensed consolidated balance sheets represents the principal balance of the convertible debt instrument less unamortized debt issuance costs. Please refer to Note 8 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Recent Accounting Pronouncements

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

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at March 31, 2026 and December 31, 2025 (in thousands), which are recorded at fair value. The table below excludes $362.8 million and $295.4 million of cash at March 31, 2026 and December 31, 2025, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Cash equivalents:
Money market funds	$45,362	$—	$—	$45,362
Corporate debt securities	3,088	—	—	3,088
Commercial paper	11,405	—	(3)	11,402
Government-sponsored enterprise securities	611	—	—	611
Total cash equivalents	60,466	—	(3)	60,463
Marketable securities:
Corporate debt securities	1,321,085	1,183	(2,324)	1,319,944
Certificates and term deposits	308,238	—	—	308,238
Government-sponsored enterprise securities	306,405	86	(935)	305,556
Commercial paper	80,466	3	(30)	80,439
Total marketable debt securities	2,016,194	1,272	(3,289)	2,014,177
Corporate equity securities	7,500	—	(3,200)	4,300
Total marketable securities	2,023,694	1,272	(6,489)	2,018,477
Total cash equivalents and marketable securities	$2,084,160	$1,272	$(6,492)	$2,078,940
December 31, 2025
Cash equivalents:
Money market funds	$37,255	$—	$—	$37,255
Commercial paper	14,896	—	(4)	14,892
Total cash equivalents	52,151	—	(4)	52,147
Marketable securities:
Corporate debt securities	1,152,319	3,827	(181)	1,155,965
Certificates of deposit	101,100	—	—	101,100
Government-sponsored enterprise securities	304,259	1,054	(15)	305,298
Commercial paper	49,432	28	—	49,460
Total marketable debt securities	1,607,110	4,909	(196)	1,611,823
Corporate equity securities	7,500	8,946	—	16,446
Total marketable securities	1,614,610	13,855	(196)	1,628,269
Total cash equivalents and marketable securities	$1,666,761	$13,855	$(200)	$1,680,416

The following table summarizes the net unrealized gain (loss) recorded on marketable debt and equity securities during the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended
	March 31,
	2026	2025
Unrealized (loss) gain recorded on marketable debt securities	$(6.7)	$2.9
Unrealized (loss) gain recorded on marketable equity securities	(12.1)	4.8

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

The following table summarizes the net unrealized gain (loss) position of the Company’s marketable debt and equity securities as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Unrealized (loss) gain position of marketable debt securities	$(2.0)	$4.7
Unrealized (loss) gain position of marketable equity securities	(3.2)	8.9

The following table summarizes the aggregate fair value of marketable debt securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025 by the length of time the security has been in a loss position (in millions):

	March 31, 2026	December 31, 2025
Debt securities in an unrealized loss position for 12 months or less	$1,060.5	$193.8
Debt securities in an unrealized loss position for more than 12 months	—	—
Total debt securities in an unrealized loss position	$1,060.5	$193.8

There were no marketable debt securities in an unrealized loss position for more than twelve months with maturities beyond one year as of March 31, 2026 and December 31, 2025.

The Company determined that there is no material credit risk associated with the above investments as of March 31, 2026. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three months ended March 31, 2026 and 2025. No available-for-sale debt securities held as of March 31, 2026 had remaining maturities greater than thirty months.

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $27.2 million and $22.6 million as of March 31, 2026 and December 31, 2025, respectively, and are classified within other non-current assets on the condensed consolidated balance sheets. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three months ended March 31, 2026 and 2025 related to these equity securities.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at
	March 31, 2026
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$362,845	$362,845	$—	$—
Money market funds	45,362	45,362	—	—
Corporate debt securities	3,088	—	3,088	—
Commercial paper	11,402	—	11,402	—
Government-sponsored enterprise securities	611	—	611	—
Marketable securities:
Corporate debt securities	1,319,944	—	1,319,944	—
Certificates and term deposits	308,238	—	308,238	—
Government-sponsored enterprise securities	305,556	—	305,556	—
Commercial paper	80,439	—	80,439	—
Corporate equity securities	4,300		4,300	—
Total	$2,441,785	$408,207	$2,033,578	$—

	Fair Value Measurements at
	December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$295,412	$295,412	$—	$—
Money market funds	37,255	37,255	—	—
Commercial paper	14,892	—	14,892	—
Marketable securities:
Corporate debt securities	1,155,965	—	1,155,965	—

Certificates of deposit	101,100	—	101,100	—
Government-sponsored enterprise securities	305,298	—	305,298	—
Commercial paper	49,460	—	49,460	—
Corporate equity securities	16,446	—	16,446	—
Total	$1,975,828	$332,667	$1,643,161	$—

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

Notes

The fair value of the Company’s Convertible Senior Notes due 2031, or the Notes, which differs from their respective carrying values, is determined by prices for the Notes observed in market trading and classified as Level 2 within the valuation hierarchy. The Notes are described in further detail in Note 8 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table presents the aggregate face values and the fair values of the Notes, based on their market prices on the last trading day for the periods presented (in thousands):

	March 31, 2026		December 31, 2025
	Aggregate Face Values	Estimated Fair Values	Aggregate Face Values	Estimated Fair Values
Notes	$600,000	$591,360	$—	$—

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Computer equipment	$4,152	$4,152
Furniture, fixtures and other	8,554	8,554
Laboratory equipment	44,120	43,575
Leasehold improvements	146,667	146,667
Construction work in process	4,024	3,955
Total property and equipment, gross	207,517	206,903
Accumulated depreciation	(95,342)	(91,052)
Total property and equipment, net	$112,175	$115,851

Depreciation expense for the three months ended March 31, 2026 and 2025 was $4.3 million and $4.7 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Payroll and employee-related costs	$4,837	$12,966
Research costs	18,162	16,247
Collaboration costs	44,814	53,567
Licensing fees	751	874
Professional fees	4,130	3,749
Intellectual property costs	1,155	1,382
Other	1,083	622
Total	$74,932	$89,407

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

Hemoglobinopathies collaboration

In 2017, following Vertex’s exercise of its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets, the Company and Vertex entered into a joint development and commercialization agreement, or the JDA, and agreed for potential hemoglobinopathy treatments, including CASGEVY, the Company and Vertex would share equally all research and development costs and worldwide revenues. In 2021, the Company and Vertex amended and restated the JDA, as amended and in effect, from time to time, or the A&R Vertex JDCA, pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex leads and has all decision making (i.e., control) in relation to the CASGEVY program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to CASGEVY only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CASGEVY) that may be researched, developed, manufactured and commercialized on a worldwide basis under the A&R Vertex JDCA. Additionally, for 2022, 2023, and 2024, the Company had an option to defer a portion of its share of costs under the A&R Vertex JDCA if spending on the CASGEVY program exceeded specified amounts. Any deferred amounts under the A&R Vertex JDCA are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

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

Collaboration in the field of diabetes

In 2021, the Company and ViaCyte, Inc., or ViaCyte, entered into a joint development and commercialization agreement, as amended and in effect, from time to time, or the ViaCyte JDCA, to jointly develop and commercialize product candidates and shared products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. In the third quarter of 2022, Vertex acquired ViaCyte, and ViaCyte became a wholly-owned subsidiary of Vertex. In March 2023, (1) the Company and ViaCyte entered into an amendment to the ViaCyte JDCA, or the ViaCyte JDCA Amendment, and adjusted certain rights and obligations of the Company and ViaCyte under the ViaCyte JDCA, and (2) the Company and Vertex entered into a non-exclusive license agreement, or the Non-Ex License Agreement, pursuant to which the Company agreed to license to Vertex, on a non-exclusive basis, certain of its gene editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. Subsequently, ViaCyte elected to opt-out of the ViaCyte JDCA. Per the opt-out terms, the on-going collaboration assets are now wholly owned by the Company, subject to a royalty on future sales owed to ViaCyte. The opt-out became effective in early February 2024.

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

Accounting Analysis Under ASC 606

Accounting for the Vertex Hemoglobinopathy Agreements

Recognition of Revenue

No revenue was recognized under the Vertex Hemoglobinopathy Agreements for the three months ended March 31, 2026 and 2025.

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

Each of the remaining milestones described above are fully constrained as of March 31, 2026. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

During the three months ended March 31, 2026 and 2025, the Company recognized $45.9 million and $57.5 million, respectively, of collaboration expense, net, related to the Vertex Hemoglobinopathy Agreements. Collaboration expense, net, during the three months ended March 31, 2026 and 2025 was net of $1.2 million and $0.1 million, respectively, of reimbursements from Vertex related to the Vertex Hemoglobinopathy Agreements.

Additional Accounting Considerations

The Company is eligible to receive potential future payments of up to $775.0 million upon the successful achievement of specified development, regulatory and commercial milestones under a strategic collaboration and license agreement from 2019 for the development and commercialization of products for the treatment of DMD and DM1. The Company is also eligible to receive tiered royalties on future net sales on any products that may result from this collaboration; however, the Company has the option to forego the DM1 milestones and royalties to co-develop and co-commercialize all DM1 products globally.

Each of the remaining milestones are fully constrained as of March 31, 2026. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

As of March 31, 2026, there was $12.3 million of current deferred revenue related to the strategic collaboration and license agreement with Vertex from 2019 for the development and commercialization of products for the treatment of DMD and DM1, which is unchanged from December 31, 2025. The transaction price allocated to the remaining performance obligations was $12.3 million.

As of March 31, 2026, the Company is eligible to receive potential future milestone payments from Vertex of up to $125.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of March 31, 2026. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Agreement with Sirius Therapeutics

In May 2025, the Company entered into a collaboration, option and license agreement, or the Sirius Agreement, with Sirius Therapeutics and certain of its affiliates, or Sirius, pursuant to which, among other things, (1) Sirius and the Company will collaborate on the research, development, manufacture, commercialization and use of certain collaboration products utilizing Sirius’ siRNA technology for targeting Factor XI, including CTX611, collectively, the Sirius Collaboration Products; and (2) Sirius granted to the Company options to exclusively license Sirius siRNA technology to target up to two licensed targets from a list of seven reserved targets for the research, development, manufacture and commercialization of licensed products, collectively the siRNA Licensed Products, in exchange for the potential to receive certain option fees, milestone payments and royalties.

In connection with entering into the Sirius Agreement, the Company made an upfront cash payment to Sirius of $25.0 million and also entered into a share issuance agreement with Sirius, pursuant to which the Company registered and issued to Sirius 1,842,105 common shares, nominal value CHF 0.03 per share, or common shares, equal to approximately $70.0 million based on a price per common share equal to $38.00, or the Sirius Shares.

With respect to Sirius Collaboration Products, the Company and Sirius will share equally all development and commercialization costs. For the first Sirius Collaboration Product successfully developed, the Company will be the lead party responsible for Phase 3 global development and commercialization efforts in the United States and Sirius will be the lead party responsible for Phase 3 development (subject to the global development plan) and commercialization efforts in Greater China. The parties will determine the lead party responsible for commercialization in the rest of the world at a future date. The Company and Sirius will share equally net profits and net losses incurred under the Sirius Agreement with respect to all Sirius Collaboration Products, except in the event that a party opts out of the joint development and commercialization. The Company will pay Sirius certain specified future development and regulatory milestones of up to an aggregate of $87.5 million for the first Sirius Collaboration Products to achieve the applicable milestone events. At the Company’s sole election, such milestone payments may be paid in cash, common shares of the Company, or a combination thereof.

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

Specifically, development and commercialization costs for the Sirius Collaboration Products contain collaborative elements accounted for under ASC 808, and the related impact of cost sharing for the Sirius Collaboration Products under the Sirius Agreement is included within research and development expenses in the condensed consolidated statements of operations and comprehensive loss. Costs related to siRNA Licensed Products under the Sirius Agreement are included within research and development expenses in the consolidated statement of operations and comprehensive loss.

Research and development costs under the Sirius Agreement were $2.0 million for the three months ended March 31, 2026 and were net of $0.2 million in reimbursements from Sirius.

7. Commitments and Contingencies

Leases

Refer to Note 7 to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 12, 2026 for discussion of the Company’s lease arrangements.

Litigation

In the ordinary course of business, the Company is or has been from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, the Company’s intellectual property estate (including certain in-licensed intellectual property), commercial arrangements and other matters. Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office and the European Patent Office or patent offices in other countries, involving the Company’s intellectual property estate including certain in-licensed intellectual property. For example, in the fourth quarter of 2025, ToolGen, Inc., or ToolGen, initiated a lawsuit against the Company and other third parties alleging patent infringement by CASGEVY of a ToolGen patent relating to CRISPR/Cas9 gene editing technology. The Company was subsequently dismissed from the lawsuit as a defendant in April 2026 without prejudice. The outcome of any of the foregoing is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of Company’s management and other resources that would otherwise be engaged in other activities. If the Company is unable to prevail in any such proceedings, the Company’s business, results of operations, liquidity and financial condition could be adversely affected.

Letters of Credit

The Company had restricted cash of $8.0 million and $11.5 million as of March 31, 2026 and December 31, 2025, respectively, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account, with $0.4 million and $3.9 million included in “Prepaid expenses and other current assets” and $7.6 million and $7.6 million included in “Restricted cash” on the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

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

In 2025, a third-party licensor formally engaged with the Company regarding certain matters under their intellectual property contracts with the Company that may lead to further actions that could result in additional amounts being owed by the Company to such third party. The Company determined that it was probable that a loss was incurred as of December 31, 2025 and, based on the Company’s best estimate of the loss, the Company recorded incremental research and development expenses of $13.0 million in the fourth quarter of 2025. The total liability associated with the contingent loss as of December 31, 2025 was $14.5 million and remains unchanged as of March 31, 2026. The liability is primarily included within other current liabilities on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company is unable to provide an estimate of a range of loss, and the ultimate resolution of the matter could result in a material charge in excess of the amount accrued as of March 31, 2026. The Company will reassess the contingent liability in each reporting period.

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

Under the A&R Vertex JDCA for 2022, 2023 and 2024, the Company had an option to defer a portion of its share of costs if spending on the CASGEVY program exceeded specified amounts, which the Company exercised in each such year, resulting in deferred costs of $221.8 million, in the aggregate. Any deferred amounts under the A&R Vertex JDCA are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be recognized by the Company when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of March 31, 2026, no contingent payments have been accrued to date.

The Company may be required to make future potential payments to Sirius under the Sirius Agreement defined and described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Potential payments to Sirius include (i) up to $20.0 million in Sirius Option Payments, (ii) up to $300.0 million in certain specified future development, regulatory and sales milestones for the first siRNA Licensed Product relating to each licensed target to achieve the applicable milestones, as well as tiered royalty payments in the mid-single digits to low double digits range on future sales of a commercialized siRNA Licensed Product, and (iii) up to $87.5 million in certain specified future development and regulatory milestones related to the Sirius Collaboration Products. As of March 31, 2026, no contingent payments have been accrued to date.

8. Debt

Notes, net

In March 2026, the Company issued $600.0 million aggregate principal amount of the Notes, pursuant to an indenture dated March 16, 2026, or the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee, in a private offering to qualified institutional buyers, or the 2026 Note Offering. The Notes issued in the 2026 Note Offering include the exercise in full of the initial purchasers’ option to purchase $50.0 million of additional Notes. The investors in the Notes agreed to an effective coupon of 1.125%. Because of anticipated 35% withholding on interest payments on the Notes under Swiss tax law, the Company agreed to increase the coupon by 0.6058% to 1.7308% to effectively eliminate the impact of such anticipated withholding on any holders who are not eligible to receive a refund.

The Notes are senior, unsecured obligations of the Company and will mature on March 1, 2031, or the maturity date, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2026. Holders may convert all or any portion of their Notes at their option prior to the maturity date, other than during a “conversion freeze period” (as defined in the Indenture). Upon conversion, the Company will deliver common shares at an initial conversion rate of 13.0617 common shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $76.56 per common share), subject to adjustment in some events in accordance with the terms of the Indenture but will not be adjusted for any accrued and unpaid interest.

In addition, if certain corporate events occur or are anticipated to occur prior to the maturity date or if the Company delivers a notice of optional redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or called (or deemed called) for redemption in connection with such notice of optional redemption. Initially, a maximum of 11,363,580 common shares may be delivered upon conversion of the Notes, based on the initial maximum conversion rate of 18.9393 common shares per $1,000 principal amount of Notes, which is subject to customary conversion rate adjustment provisions.

The Company may not redeem the Notes prior to March 6, 2029. On or after such date, the Company may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation described in the Indenture), at its option, if the last reported sale price of its common shares has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days

(whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of optional redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the optional redemption date. No sinking fund is provided for the Notes.

If the Company undergoes a fundamental change (as defined in the Indenture), then, subject to certain conditions and except as described in the Indenture, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable.

The Company received net proceeds from the 2026 Note Offering of approximately $585.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. Additionally, in connection with the issuance of the Notes, the Company incurred approximately $14.6 million of debt issuance costs, which consisted of initial purchasers’ discounts, legal and professional fees. This was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheets and is amortized to interest expense using the effective interest method over the expected life of the Notes, which is approximately five years.

Additional Information Related to the Notes

The outstanding balances of the Notes consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Principal	$600,000	$—
Unamortized debt discount and issuance costs	(14,530)	—
Net carrying amount	$585,470	$—

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented (in thousands):

	Three Months Ended March 31
	2026	2025
Contractual interest expense	$433	$—
Amortization of debt discount and issuance costs	120	—
Total interest and amortization expense	$553	$—
Effective interest rate	0.5%	—

As of March 31, 2026, interest payable on the Notes was $0.4 million. There was no interest payable on the Notes as of December 31, 2025. Such amounts are included in “Other current liabilities” in our condensed consolidated balance sheets.

9. Share Capital

All of the Company’s common shares are authorized under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of March 31, 2026, the Company’s share capital consists of 98,599,444 registered common shares with a nominal value of CHF 0.03 per share, 8,202,832 registered common shares reserved for potential issuance of bonds or similar instruments and 17,686,403 registered common shares reserved for the Company’s employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiration of the capital band if earlier, up to an upper limit of CHF 3,197,637.93 by issuing a corresponding number of registered shares with a nominal value of CHF 0.03 each to be fully paid in. As of March 31, 2026, the number of shares that may be issued under the capital band is 7,988,487 registered common shares.

Common Share Issuances

At-the-Market Offerings (ATM)

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

For the three months ended March 31, 2025, the Company issued and sold an aggregate of 0.2 million common shares under the 2021 ATM at an average price of $54.33 per share for aggregate proceeds of $8.7 million, which were net of equity issuance costs of $0.1 million, excluding stamp taxes of $0.1 million.

As of December 31, 2025, the Company had issued and sold an aggregate of 8.0 million common shares under the 2021 ATM at an average price of $74.77 per share for aggregate proceeds of $592.2 million, which were net of equity issuance costs of $7.8 million, excluding stamp taxes of $5.9 million. As of December 31, 2025, no common shares remained available under the 2021 ATM.

2025 ATM

In October 2025, the Company filed a new prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or the 2025 ATM.

No common shares were issued and sold under the 2025 ATM for the three months ended March 31, 2026. As of March 31, 2026, the Company has issued and sold an aggregate of 0.7 million common shares under the 2025 ATM at an average price of $60.81 per share for aggregate proceeds of $42.3 million, which were net of equity issuance costs of $0.5 million, excluding stamp taxes of $0.4 million. Common shares having aggregate gross proceeds up to $557.2 million remain available under the 2025 ATM.

Share Issuance Agreement with Sirius Therapeutics

As described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company and Sirius entered into a share issuance agreement in 2025 and the Company registered and issued 1,842,105 of the Company’s common shares to Sirius at an issue price of $38.00 per share as partial consideration for entering into the Sirius Agreement.

10. Stock-based Compensation

During the three months ended March 31, 2026 and 2025, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$7,854	$9,732
General and administrative	8,470	10,480
Total	$16,324	$20,212

Stock option activity

The following table summarizes stock option activity for the three months ended March 31, 2026:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2025	6,747,835	$56.82
Granted	716,931	46.59
Exercised	(130,231)	44.81
Cancelled or forfeited	(165,269)	65.59
Outstanding at March 31, 2026	7,169,266	$55.81
Exercisable at March 31, 2026	4,776,119	$58.17
Vested and expected to vest at March 31, 2026	7,169,266	$55.81

As of March 31, 2026, total unrecognized compensation expense related to stock options was $72.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

Restricted stock activity

The following table summarizes restricted stock activity for the three months ended March 31, 2026:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2025	1,965,567	$52.16
Granted	556,956	46.48
Vested	(349,508)	52.92
Cancelled or forfeited	(75,634)	53.14
Unvested balance at March 31, 2026	2,097,381	$50.48

As of March 31, 2026, total unrecognized compensation expense related to unvested restricted common shares was $91.7 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.8 years.

11. Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting net loss to remove the effects from potential dilutive common shares and dividing this adjusted amount by the weighted average number of common shares and potential dilutive common shares outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, unvested restricted common shares, ESPP shares and shares issuable under an assumed conversion of the Notes are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss. The Company’s net loss is net loss attributable to common shareholders for all periods presented.

The Company did not include the securities in the following table in the computation of the net loss per share calculations for the three months ended March 31, 2026 and 2025 because the effect would have been anti-dilutive during each period:

	March 31,
	2026	2025
Outstanding options	7,169,266	7,886,480
Unvested restricted common shares	2,097,381	2,527,432
ESPP	7,560	13,330
Assumed conversion of the Notes	7,837,020	—
Total	17,111,227	10,427,242

12. Income Taxes

During the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $0.8 million and $1.1 million, respectively, representing an effective tax rate of (0.7%) and (0.8%), respectively. The income tax provision for the three months ended March 31, 2026 is primarily attributable to the income generated by the Company’s U.S. subsidiaries. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

13. Segment Information

The Company operates as one operating segment, which is the business of discovering, developing and commercializing therapies. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker, or CODM. The Company’s chief executive officer, as the CODM, uses consolidated, single-segment financial information for purposes of evaluating performance, making operating decisions, allocating resources and planning and forecasting for future periods.

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

The following table illustrates information about segment revenue, significant segment expenses and segment operating loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Collaboration revenue	$1,000	$—
Grant revenue	458	865
Less[1]:
Research and development expense[2]	56,568	60,333
General and administrative expense[3]	6,596	6,517
Collaboration expense, net - Vertex[4]	45,949	57,509
Collaboration expense, net - Sirius[5]	1,967	—
Stock-based compensation expense	16,324	20,212
Depreciation expense	4,302	4,718
Other segment items[6]	(7,317)	(12,428)
Segment net loss	(122,931)	(135,996)
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—
Consolidated net loss	(122,931)	(135,996)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) Research and development expense for the three months ended March 31, 2026 and 2025 excludes $7.9 million and $9.7 million of stock-based compensation expense, respectively, and $2.2 million and $2.4 million of depreciation expense, respectively.

(3) General and administrative expense for the three months ended March 31, 2026 and 2025 excludes $8.5 million and $10.5 million of stock-based compensation expense, respectively, and $2.1 million and $2.3 million of depreciation expense, respectively.

(4) Collaboration costs specific to the Vertex Hemoglobinopathy Agreements (as defined in Note 6) accounted for under ASC 808 are presented within “collaboration expense, net” in the condensed consolidated statements of operations and comprehensive loss.

(5) In the second quarter of 2025, the Company entered into the Sirius Agreement (as defined in Note 6). Collaboration costs under the Sirius Agreement are presented within “research and development expense” in the condensed consolidated statements of operations and comprehensive loss. In the first quarter of 2026, the significant expense categories reviewed by the CODM were updated to include collaboration costs associated with the Sirius Agreement.

(6) Other segment items include interest income (expense), net, the change in fair value of corporate equity securities and income tax expense.

The Company operates in the United States and Switzerland. Collaboration revenue is attributed to the CRISPR Therapeutics AG entity, which is domiciled in Switzerland.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on February 12, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and impact and potential impacts on our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Overview

Our mission is to create transformative gene-based medicines for serious human diseases. We are a leading biopharmaceutical company focused on the development of CRISPR-based therapeutics, including by using CRISPR/Cas9 technology. We have established a portfolio of therapeutic programs spanning four core franchises: hemoglobinopathies, in vivo approaches, CAR-T and regenerative medicine. Depending on the program, we take either an ex vivo approach, in which we edit cells outside of the human body before administering them to the patient, or an in vivo editing approach, where we deliver the CRISPR-based therapeutic directly to target cells within the human body.

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

We continue to innovate on our platform to develop next-generation technologies that can enable new therapies. We are developing other technologies, including delivery technologies and other gene editing technologies, like SyNTase. Through our efforts, we aim to unlock the full potential of gene-based therapeutics to create medicines that can transform people’s lives. We believe that our innovative research, translational expertise and clinical development experience position us as a leader in the development of CRISPR-based therapeutics and may enable us to create an entirely new class of highly effective and potentially curative therapies for patients with both common and rare diseases for whom current biopharmaceutical approaches have had limited success.

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

Our in vivo portfolio includes cardiovascular programs, such as CTX310, directed towards angiopoietin-related protein 3, which is currently in an ongoing Phase 1b clinical trial in patients with heterozygous familial hypercholesterolemia, homozygous familial hypercholesterolemia, mixed dyslipidemias, or severe hypertriglyceridemia.

Additional candidates

In addition, we have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both common and rare diseases, including CTX340, directed towards angiotensinogen for the treatment of refractory hypertension; our next-generation LPA program, CTX321 directed towards LPA, the gene encoding apolipoprotein(a), a major component of lipoprotein(a), or Lp(a), in development for patients with elevated Lp(a), and CTX460, directed towards SERPINA1 using our proprietary SyNTase editing platform, for the treatment of alpha-1 antitrypsin deficiency. CTX340, CTX321 and CTX460 are currently in IND/CTA-enabling studies. We are also pursuing additional delivery technologies, including LNPs, for delivery to tissues beyond the liver, including hematopoietic stem cells and T cells.

siRNA-based Programs

Our siRNA-based portfolio includes clinical-stage programs in cardiovascular and thromboembolic diseases, developed in collaboration with Sirius Therapeutics and certain of its affiliates, or Sirius.

CTX611 is a novel double-stranded, long-acting siRNA, designed to target the human coagulation factor XI, or FXI, messenger RNA and inhibit FXI protein expression. Through modulation of the intrinsic coagulation pathway, CTX611 is intended to provide anticoagulant and antithrombotic effects. Supported by clinical experience conducted by Sirius in two Phase 1 clinical trials, CTX611 is being developed as a long-acting FXI inhibitor with the potential to support infrequent, including semi-annual, subcutaneous administration.

CTX611 is in ongoing Phase 2 clinical trials, including in patients undergoing total knee arthroplasty.

CAR-T

We believe CRISPR/Cas9 has the potential to create the next generation of CAR-T cell therapies that may have a superior product profile and allow broader patient access compared to current autologous therapies. We are advancing several cell therapy programs in both autoimmune and immuno-oncology indications.

Zugocabtagene geleucel

Our lead next-generation product candidate, zugocabtagene geleucel (zugo-cel; formerly CTX112), incorporates edits designed to enhance CAR-T potency, reduce CAR-T exhaustion and evade the immune system. As a result of the next-generation edits, zugo-cel exhibits increased manufacturing robustness, with a higher and more consistent number of CAR-T cells produced per batch. We are producing zugo-cel for clinical trials at our internal GMP manufacturing facility in Framingham, Massachusetts. Zugo-cel continues to advance in both autoimmune disease and hematologic malignancies.

In autoimmune disease, it is being investigated in ongoing clinical trials designed to assess the safety and efficacy of the product candidate in adult patients across multiple indications, including an initial clinical trial in systemic lupus erythematosus, systemic sclerosis, and inflammatory myositis; a second clinical trial in immune thrombocytopenia purpura and warm autoimmune hemolytic anemia; and a third clinical trial in autoimmune neurologic diseases, including progressive multiple sclerosis, neuromyelitis optica spectrum disorder, myelin oligodendrocyte glycoprotein antibody-associated Disease (MOGAD), N-methyl-D-aspartate receptor (NMDAR) and leucine-rich glioma-inactivated Protein 1 (LGI1) autoimmune encephalitis, and stiff person syndrome.

In immuno-oncology, the Phase 1/2 clinical trial in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy is ongoing. Eligible disease subtypes include large B-cell lymphoma, or LBCL, follicular lymphoma grade 1-3a, marginal zone lymphoma, and mantle cell lymphoma. Initial positive clinical data generated through December 2025 support the advancement of zugo-cel into the Phase 2 portion of the ongoing Phase 1/2 trial. We have also established a collaboration and clinical supply agreement with Eli Lilly to evaluate zugo-cel together with pirtobrutinib in aggressive B-cell lymphomas, further expanding the program’s development in oncology. Zugo-cel has been granted regenerative medicine advanced therapy designation by the U.S. Food and Drug Administration for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma.

Additional candidates

Our CRISPR/Cas9 platform enables us to innovate continuously by incorporating incremental edits into next-generation products. We are advancing several additional investigational CAR-T programs. In addition, we are developing both transient and integrated in vivo CAR-T therapies by targeting T cells with LNPs and leveraging our delivery, mRNA, and gene editing expertise.

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

siRNA. In May 2025, we partnered with Sirius and entered into the Sirius Agreement pursuant to which, among other things, (1) we and Sirius will collaborate on the research, development, manufacture, commercialization and use of the Sirius Collaboration Products, including co-development and co-commercialization of CTX611; and (2) Sirius granted us options to exclusively license Sirius siRNA technology to target up to two licensed targets from a list of seven reserved targets for the research, development, manufacture and commercialization of siRNA Licensed Products. For the first Sirius Collaboration Product successfully developed, we will be the lead party responsible for Phase 3 global development and commercialization efforts in the United States and Sirius will be the lead party responsible for Phase 3 development (subject to the global development plan) and commercialization efforts in Greater China.

Other Partnerships. We have entered into a number of additional collaborations, research and license agreements in other therapeutic areas, including additional agreements with Vertex including for the treatment of Duchenne muscular dystrophy and myotonic dystrophy type 1, as well as diabetes, and others, including to support and complement our hematopoietic stem cell, CAR-T, in vivo and diabetes programs and platform.

Financial Overview

Since our inception in October 2013, we have devoted substantially all of our resources to our research and development efforts, identifying potential product candidates, undertaking drug discovery and preclinical development activities, building and protecting our intellectual property estate, establishing internal manufacturing capabilities, organizing and staffing our company, business development activities, business planning, raising capital and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred shares, common share issuances, convertible loans, issuance of convertible notes and payments related to certain of our license and collaboration agreements with strategic partners.

We have a history of recurring losses and expect to continue to incur losses for the foreseeable future; however, we have been in a net income position in certain previous years due to certain payments associated with our collaboration and license agreements with Vertex. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; pursue business development activities; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; seek regulatory approval for our product candidates; maintain, defend, protect and expand our intellectual property estate; further develop our gene editing platform and other technologies; hire additional research, clinical and scientific personnel; incur facilities costs associated with such personnel growth; continue to develop internal manufacturing capabilities and infrastructure; and incur additional costs associated with operating as a public company.

Revenue Recognition

We have not generated any revenue to date from sales of any wholly-owned product and do not expect to do so in the near future. Revenue recognized for the three months ended March 31, 2026 and 2025 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

•
successful completion of preclinical studies and IND/CTA-enabling studies;
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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on debt, interest income earned on investments, as well as the change in fair value of corporate equity securities.

Results of Operations

Comparison of three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Period to Period
	2026	2025	Change
Revenue:
Collaboration revenue	$1,000	$—	$1,000
Grant revenue	458	865	(407)
Total revenue	1,458	865	593
Operating expenses:
Research and development	68,574	72,484	(3,910)
General and administrative	17,183	19,296	(2,113)
Collaboration expense, net	45,949	57,509	(11,560)
Total operating expenses	131,706	149,289	(17,583)
Loss from operations	(130,248)	(148,424)	18,176
Other income, net	8,156	13,537	(5,381)
Loss before income taxes	(122,092)	(134,887)	12,795
Provision for income taxes	(839)	(1,109)	270
Net loss	$(122,931)	$(135,996)	$13,065

Collaboration Revenue

Collaboration revenue was not material for the three months ended March 31, 2026 and 2025.

Research and Development Expenses

Research and development expenses were $68.6 million for the three months ended March 31, 2026, compared to $72.5 million for the three months ended March 31, 2025. The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Period to Period
	2026	2025	Change
External research and development expenses	$21,450	$17,852	$3,598
Employee-related expenses	14,991	19,735	(4,744)
Facility expenses	22,234	23,959	(1,725)
Stock-based compensation expenses	7,854	9,732	(1,878)
Other expenses	385	408	(23)
Sublicense and license fees	1,660	798	862
Total research and development expenses	$68,574	$72,484	$(3,910)

The decrease of approximately $3.9 million was primarily attributable to a decrease in employee-related costs, including stock-based compensation expenses, offset by an increase in external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $17.2 million for the three months ended March 31, 2026, compared to $19.3 million for the three months ended March 31, 2025. The decrease of approximately $2.1 million was primarily associated with a decrease in employee-related costs.

Collaboration Expense, Net

Collaboration expense, net, was $45.9 million for the three months ended March 31, 2026, compared to $57.5 million for the three months ended March 31, 2025. The decrease was primarily attributable to an increase in our share of CASGEVY revenue.

Other Income, Net

Other income was $8.2 million for the three months ended March 31, 2026, compared to $13.5 million of income for the three months ended March 31, 2025. The decrease of approximately $5.3 million in other income was primarily due to the change in fair value of corporate equity securities during the three months ended March 31, 2026.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of March 31, 2026, we had $2,441.8 million in cash, cash equivalents and marketable securities, of which approximately $305.2 million was held outside of the United States, and an accumulated deficit of $2,070.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Debt

Notes, net

In March 2026, we issued $600.0 million aggregate principal amount of our Convertible Senior Notes due 2031, or the Notes, pursuant to an indenture dated March 16, 2026, or the Indenture, between us and U.S. Bank Trust Company, National Association, as trustee, in a private offering to qualified institutional buyers, or the 2026 Note Offering. The Notes issued in the 2026 Note Offering include the exercise in full of the initial purchasers’ option to purchase $50.0 million of additional Notes. The investors in the Notes agreed to an effective coupon of 1.125%. Because of anticipated 35% withholding on interest payments on the Notes under Swiss tax law, we agreed to increase the coupon by 0.6058% to 1.7308% to effectively eliminate the impact of such anticipated withholding on any holders who are not eligible to receive a refund.

The Notes are senior, unsecured obligations of ours and will mature on March 1, 2031, or the maturity date, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2026. Holders may convert all or any portion of their Notes at their option prior to the maturity date, other than during a “conversion freeze period” (as defined in the Indenture). Upon conversion, we will deliver our common shares, nominal value CHF 0.03 per share, or the common shares, at an initial conversion rate of 13.0617 common shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $76.56 per common share), subject to adjustment in some events in accordance with the terms of the Indenture but will not be adjusted for any accrued and unpaid interest.

In addition, if certain corporate events occur or are anticipated to occur prior to the maturity date or if we deliver a notice of optional redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert our Notes in connection with such a corporate event or called (or deemed called) for redemption in connection with such notice of optional redemption. Initially, a maximum of 11,363,580 common shares may be delivered upon conversion of the Notes, based on the initial maximum conversion rate of 18.9393 common shares per $1,000 principal amount of Notes, which is subject to customary conversion rate adjustment provisions.

We may not redeem the Notes prior to March 6, 2029. On or after such date, we may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation described in the Indenture), at our option, if the last reported sale price of our common shares has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of optional redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the optional redemption date. No sinking fund is provided for the Notes.

If we undergo a fundamental change (as defined in the Indenture), then, subject to certain conditions and except as described in the Indenture, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the Notes become automatically due and payable.

We received net proceeds from the 2026 Note Offering of approximately $585.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. Refer to Note 8 to our condensed consolidated financial statements included in this Form 10-Q for other details related to the Notes.

At-the-Market Offerings (ATM)

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

For the three months ended March 31, 2025, we issued and sold an aggregate of 0.2 million common shares under the 2021 ATM at an average price of $54.33 per share for aggregate proceeds of $8.7 million, which were net of equity issuance costs of $0.1 million, excluding stamp taxes of $0.1 million.

As of December 31, 2025, we had issued and sold an aggregate of 8.0 million common shares under the 2021 ATM at an average price of $74.77 per share for aggregate proceeds of $592.2 million, which were net of equity issuance costs of $7.8 million, excluding stamp taxes of $5.9 million. As of December 31, 2025, no common shares remained available under the 2021 ATM.

2025 ATM

In October 2025, we filed a new prospectus supplement with the SEC to offer and sell, from time to time, common shares having aggregate gross proceeds of up to $600.0 million, or the 2025 ATM.

No common shares were issued and sold under the 2025 ATM for the three months ended March 31, 2026. As of March 31, 2026, we issued and sold an aggregate of 0.7 million common shares under the 2025 ATM at an average price of $60.81 per share for aggregate proceeds of $42.3 million, which were net of equity issuance costs of $0.5 million, excluding stamp taxes of $0.4 million. Common shares having aggregate gross proceeds up to $557.2 million remain available under the 2025 ATM.

Share Issuance Agreement with Sirius Therapeutics

As described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and Sirius entered into a share issuance agreement in 2025 and we registered and issued 1,842,105 common shares to Sirius at an issue price of $38.00 per share as partial consideration for entering into the Sirius Agreement.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, manufacturing activities, compensation and employee-related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution, filing, defense and intellectual property maintenance costs, business development activities, and general overhead costs, including costs associated with operating as a public company. We expect to continue to incur operating expenses consistent with costs associated with research and development at companies of our size and stage of development, which may increase in the future to support continued research and development activities and potential commercialization of our product candidates.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Three Months Ended March 31,		Period to Period
	2026	2025	Change
Net cash used in operating activities	$(108,897)	$(53,947)	$(54,950)
Net cash used in investing activities	(410,743)	(19,755)	(390,988)
Net cash provided by financing activities	591,908	10,588	581,320
Effect of exchange rate changes on cash	(32)	41	(73)
Net increase (decrease) in cash	$72,236	$(63,073)	$135,309

Operating Activities

Net cash used in operating activities was $108.8 million for the three months ended March 31, 2026, compared to $53.9 million for the three months ended March 31, 2025. The $54.9 million increase in net cash used in operating activities was primarily driven by a $70.3 million overall decrease in net changes of operating assets and liabilities, primarily driven by the timing of receipt of a $25.0 million milestone payment from Vertex which was paid in the first quarter of 2025, offset by a decrease in net loss of approximately $13.1 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $410.7 million, compared to net cash used in investing activities of $19.8 million for the three months ended March 31, 2025. The increase in net cash used in investing activities was primarily driven by a net increase in purchases of our marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $591.9 million, compared with $10.6 million for the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2026 consisted primarily of $585.4 million in net proceeds from the issuance of the Notes in March 2026.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2026 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026, with the exception of the new policy with respect to convertible debt described below.

Convertible debt

We account for our convertible debt instruments as a single unit of accounting, a liability, as we concluded that the conversion features do not require bifurcation as a derivative under ASC Topic 815-15, Derivatives and Hedging, as we did not issue our convertible debt instruments at a substantial premium. We record debt issuance costs as contra-liabilities in our condensed consolidated balance sheets at issuance and amortize debt issuance costs over the contractual term of the convertible debt instrument using the effective interest rate. The balance of our Notes presented in our condensed consolidated balance sheets represents the principal balance of the convertible debt instrument less unamortized debt issuance costs. Please refer to Note 8 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Recent Accounting Pronouncements

Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $2,441.8 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

Foreign Currency Exchange Rate Risk

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Swiss Franc and British Pound, against the U.S. dollar. The current exposures arise primarily from cash, accounts payable and intercompany receivables and payables. Changes in foreign exchange rates affect our condensed consolidated statements of operations and distort comparisons between periods. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026 and 2025.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we are or have been from time to time involved in lawsuits, investigations, proceedings and threats of litigation related to, among other things, our intellectual property estate (including certain in-licensed intellectual property), commercial arrangements and other matters. Such proceedings may include quasi-litigation, inter partes administrative proceedings in the U.S. Patent and Trademark Office and the European Patent Office involving our intellectual property estate including certain in-licensed intellectual property. For example, in the fourth quarter of 2025, ToolGen, Inc., or ToolGen, initiated a lawsuit against us and other third parties alleging patent infringement by CASGEVY of a ToolGen patent relating to CRISPR/Cas9 gene editing technology. We were subsequently dismissed from the lawsuit as a defendant in April 2026 without prejudice. The outcome of any of the foregoing is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such proceedings, our business, results of operations, liquidity and financial condition could be adversely affected. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.

There have been no material developments with respect to the legal proceedings previously disclosed in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 12, 2026.

Item 1A. Risk Factors.

We are updating and supplementing our risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026 to add the following risk factors:

Our Indebtedness and Liabilities Could Limit the Cash Flow Available for Our Operations, Expose Us to Risks That Could Adversely Affect Our Business, Financial Condition and Results of Operations and Impair Our Ability to Satisfy Our Obligations Under the Notes.

In March 2026, we completed the 2026 Note Offering, issuing an aggregate principal amount of $600.0 million of Notes. This level of debt could have significant consequences on our future operations, including:

•
making it more difficult for us to meet our payment and other obligations under the Notes and our other debt;
•
resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our existing and/or future debt agreements, which event of default could result in all of our debt becoming immediately due and payable;
•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•
preventing us from raising funds necessary to repurchase the Notes following a fundamental change;
•
limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•
placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged and that, therefore, may take advantage of opportunities that our debt levels or leverage prevent us from exploiting.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Notes and our other debt.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing indebtedness or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs. If we cannot generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and operating and financial costs. We cannot assure you that any of these actions could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on the Notes and any other indebtedness or to fund our other liquidity needs. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. The failure to generate sufficient cash flow or to effect any of these alternatives could significantly adversely affect the value of the Notes and our ability to pay amounts due under the Notes.

Transactions Relating To Our Notes May Affect The Value Of Our Common Shares.

The conversion of some or all of the Notes would dilute the ownership interests of existing shareholders to the extent we satisfy our conversion obligation by delivering common shares upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of common shares, which would cause dilution to our existing shareholders.

There have been no other material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 12, 2026. Please refer to the complete Part I, Item 1A of our Annual Report for additional risks and uncertainties we are facing that may have a material adverse effect on our business prospects, financial condition and results of operations. In addition to the risks described in our Annual Report on Form 10-K, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) Not applicable.

(c) From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, none of our officers and directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document
4.1

Indenture, dated as of March 16, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 16, 2026)

4.2

Form of Global Note, representing the Company’s Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 16, 2026) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 16, 2026)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

CRISPR Therapeutics AG

Dated: May 4, 2026	By:	/s/ Samarth Kulkarni
Samarth Kulkarni, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2026	By:	/s/ Raju Prasad
Raju Prasad, Ph.D.
Chief Financial Officer
(Principal Financial Officer)