Form 10-Q
period 2026-06-30
CRISPR Therapeutics AG
filed 2026-08-03
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

+41 (0)41 561 32 79

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

As of July 31, 2026, there were 96,692,653 shares of registrant’s common shares outstanding.

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

This Quarterly Report on Form 10-Q also may contain information regarding our industry, our business and the markets for certain of our product candidates, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Unless otherwise expressly stated, we obtained this industry, business, market and other data from market research firms and other third parties, including medical publications, government data and similar sources. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$291,337	$347,559
Marketable securities	2,073,015	1,628,269
Prepaid expenses and other current assets	7,418	9,843
Total current assets	2,371,770	1,985,671
Property and equipment, net	108,068	115,851
Restricted cash	7,629	7,629
Operating lease assets	125,592	131,724
Other non-current assets	37,711	24,368
Total assets	$2,650,770	$2,265,243
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,307	$11,138
Accrued expenses	70,278	89,407
Deferred revenue, current	15,189	15,771
Accrued tax liabilities	494	1,113
Operating lease liabilities	18,646	18,578
Other current liabilities	16,982	13,113
Total current liabilities	132,896	149,120
Long-term debt	586,198	—
Operating lease liabilities, net of current portion	178,904	188,168
Other non-current liabilities	6,221	6,142
Total liabilities	904,219	343,430
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 144,447,967 and 132,477,166 shares authorized at June 30, 2026 and December 31, 2025, respectively, 96,761,275 and 96,009,657 shares issued at June 30, 2026 and December 31, 2025, respectively, 96,660,959 and 95,894,341 shares outstanding at June 30, 2026 and December 31, 2025, respectively	3,130	3,087
Treasury shares, at cost, 100,316 and 115,316 shares at June 30, 2026 and December 31, 2025, respectively	(60)	(60)
Additional paid-in capital	3,909,746	3,861,516
Accumulated deficit	(2,161,636)	(1,947,551)
Accumulated other comprehensive (loss) income	(4,629)	4,821
Total shareholders’ equity	1,746,551	1,921,813
Total liabilities and shareholders’ equity	$2,650,770	$2,265,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$10,000	$—	$11,000	$—
Grant revenue	181	892	639	1,757
Total revenue	10,181	892	11,639	1,757
Operating expenses:
Research and development	67,152	69,894	135,726	142,378
Acquired in-process research and development	2,473	96,253	2,473	96,253
General and administrative	17,553	18,916	34,736	38,212
Collaboration expense, net	40,272	45,153	86,221	102,662
Total operating expenses	127,450	230,216	259,156	379,505
Loss from operations	(117,269)	(229,324)	(247,517)	(377,748)
Other income:
Other income, net	27,075	22,067	35,231	35,604
Total other income, net	27,075	22,067	35,231	35,604
Net loss before income taxes	(90,194)	(207,257)	(212,286)	(342,144)
Provision for income taxes	(960)	(1,292)	(1,799)	(2,401)
Net loss	(91,154)	(208,549)	(214,085)	(344,545)
Foreign currency translation adjustment	6	80	(26)	121
Unrealized (loss) gain on marketable securities	(2,694)	(174)	(9,424)	2,080
Comprehensive loss	$(93,842)	$(208,643)	$(223,535)	$(342,344)

Net loss per common share — basic	$(0.94)	$(2.40)	$(2.22)	$(3.98)
Basic weighted-average common shares outstanding	96,514,102	87,069,690	96,283,944	86,507,330
Net loss per common share — diluted	$(0.94)	$(2.40)	$(2.22)	$(3.98)
Diluted weighted-average common shares outstanding	96,514,102	87,069,690	96,283,944	86,507,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	85,741,981	$2,698	170,316	$(62)	$3,293,556	$(1,365,952)	$1,840	$1,932,080
Issuance of common stock, net of issuance costs of $0.1 million	162,482	5	—	—	8,632	—	—	8,637
Vesting of restricted shares	396,943	15	—	—	—	—	—	15
Exercise of vested options, net of issuance costs of $0.2 million	39,996	3	—	—	1,261	—	—	1,264
Purchase of common stock under ESPP	19,522	—	—	—	653	—	—	653
Stock-based compensation expense	—	—	—	—	20,212	—	—	20,212
Other comprehensive gain	—	—	—	—	—	—	2,295	2,295
Net loss	—	—	—	—	—	(135,996)	—	(135,996)
Balance at March 31, 2025	86,360,924	$2,721	170,316	$(62)	$3,324,314	$(1,501,948)	$4,135	$1,829,160
Issuance of common stock, net of issuance costs of $0.7 million	1,842,105	$65			$70,540			70,605
Vesting of restricted shares	104,941	5	—	—	—	—	—	5
Exercise of vested options, net of issuance costs of $0.1 million	68,469	3	—	—	2,388	—	—	2,391
Stock-based compensation expense	—	—	—	—	17,607	—	—	17,607
Other comprehensive loss	—	—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(208,549)	—	(208,549)
Balance at June 30, 2025	88,376,439	$2,794	170,316	$(62)	$3,414,849	$(1,710,497)	$4,041	$1,711,125

Balance at December 31, 2025	95,894,341	$3,087	115,316	$(60)	$3,861,516	$(1,947,551)	$4,821	$1,921,813
Vesting of restricted shares	349,508	22	—	—	—	—	—	22
Exercise of vested options, net of issuance costs of $0.2 million	130,231	6	—	—	5,613	—	—	5,619
Purchase of common stock under ESPP	11,426	—	—	—	471	—	—	471
Stock-based compensation expense	—	—	—	—	16,324	—	—	16,324
Other comprehensive loss	—	—	—	—	—	—	(6,762)	(6,762)
Net loss	—	—	—	—	—	(122,931)	—	(122,931)
Balance at March 31, 2026	96,385,506	$3,115	115,316	$(60)	$3,883,924	$(2,070,482)	$(1,941)	$1,814,556
Vesting of restricted shares	79,626	9	—	—	—	—	—	9
Exercise of vested options, net of issuance costs of $0.2 million	195,827	6	(15,000)	—	8,506	—	—	8,512
Stock-based compensation expense	—	—	—	—	17,316	—	—	17,316
Other comprehensive loss	—	—	—	—	—	—	(2,688)	(2,688)
Net loss	—	—	—	—	—	(91,154)	—	(91,154)
Balance at June 30, 2026	96,660,959	$3,130	100,316	$(60)	$3,909,746	$(2,161,636)	$(4,629)	$1,746,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(214,085)	$(344,545)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	8,599	9,385
Equity-based compensation	33,640	37,819
Other non-cash items, net	(4,763)	(5,075)
Amortization of debt issuance costs	848	—
Acquired in-process research and development	2,473	96,253
Changes in:
Accounts receivable	—	25,000
Prepaid expenses and other assets	(1,088)	(727)
Accounts payable and accrued expenses	(18,321)	28,298
Deferred revenue	(582)	(1,716)
Operating lease assets and liabilities	(3,064)	(2,421)
Other liabilities, net	3,948	(10,098)
Net cash used in operating activities	(192,395)	(167,827)
Investing activities:
Purchases of property, plant and equipment	(1,152)	(323)
Investment in equity securities	(13,343)	(9,700)
Purchases of in-process research and development	(2,473)	(25,000)
Purchases of marketable securities	(952,388)	(411,111)
Maturities of marketable securities	184,253	397,147
Sales of marketable securities	318,701	99,209
Net cash (used in) provided by investing activities	(466,402)	50,222
Financing activities:
Proceeds from issuance of the Notes	600,000	—
Issuance costs and discounts associated with the Notes	(14,650)	—
(Payments) proceeds from issuance of common shares, net of issuance costs	(722)	8,494
Proceeds from exercise of options and ESPP contributions, net of issuance costs	14,460	4,352
Net cash provided by financing activities	599,088	12,846
Effect of exchange rate changes on cash	(26)	121
Decrease in cash	(59,735)	(104,638)
Cash, cash equivalents and restricted cash, beginning of period	359,078	309,776
Cash, cash equivalents and restricted cash, end of period	$299,343	$205,138
Supplemental disclosure of non-cash investing and financing activities
Equity issuance costs in accounts payable, accrued expenses, and other long-term liabilities	$3,935	$3,899
Acquired in-process research and development expense related to issuance of common shares	$—	$71,253

	As of June 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2026	2025
Cash and cash equivalents	$291,337	$193,618
Prepaid expenses and other current assets	377	3,514
Restricted cash	7,629	8,006
Cash, cash equivalents and restricted cash at end of period	$299,343	$205,138

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three and six-month interim periods ended June 30, 2026 and 2025.

Certain prior period amounts have been reclassified to conform to the current presentation. Specifically, the Company reclassified “Sales of marketable securities” in the condensed consolidated statements of cash flows, which were classified within “Maturities of marketable securities” in prior periods. As a result, no subtotals in the prior year condensed consolidated financial statements were impacted.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 12, 2026, with the exception of the new policy below. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB.

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

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at June 30, 2026 and December 31, 2025 (in thousands), which are recorded at fair value. The table below excludes $260.7 million and $295.4 million of cash at June 30, 2026 and December 31, 2025, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Cash equivalents:
Money market funds	$30,639	$—	$—	$30,639
Total cash equivalents	30,639	—	—	30,639
Marketable securities:
Corporate debt securities	1,374,062	579	(3,367)	1,371,274
Certificates and term deposits	322,376	—	—	322,376
Government-sponsored enterprise securities	302,462	4	(1,893)	300,573
Commercial paper	68,390	—	(34)	68,356
Total marketable debt securities	2,067,290	583	(5,294)	2,062,579
Corporate equity securities	7,500	2,936	—	10,436
Total marketable securities	2,074,790	3,519	(5,294)	2,073,015
Total cash equivalents and marketable securities	$2,105,429	$3,519	$(5,294)	$2,103,654
December 31, 2025
Cash equivalents:
Money market funds	$37,255	$—	$—	$37,255
Commercial paper	14,896	—	(4)	14,892
Total cash equivalents	52,151	—	(4)	52,147
Marketable securities:
Corporate debt securities	1,152,319	3,827	(181)	1,155,965
Certificates of deposit	101,100	—	—	101,100
Government-sponsored enterprise securities	304,259	1,054	(15)	305,298
Commercial paper	49,432	28	—	49,460
Total marketable debt securities	1,607,110	4,909	(196)	1,611,823
Corporate equity securities	7,500	8,946	—	16,446
Total marketable securities	1,614,610	13,855	(196)	1,628,269
Total cash equivalents and marketable securities	$1,666,761	$13,855	$(200)	$1,680,416

The following table summarizes the net unrealized gain (loss) recorded on marketable debt and equity securities during the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Unrealized (loss) gain recorded on marketable debt securities	(2.7)	(0.2)	(9.4)	2.1
Unrealized gain (loss) recorded on marketable equity securities	6.1	1.8	(6.0)	(6.4)

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

The following table summarizes the net unrealized gain (loss) position of the Company’s marketable debt and equity securities as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Unrealized (loss) gain position of marketable debt securities	$(4.7)	$4.7
Unrealized gain position of marketable equity securities	2.9	8.9

The following table summarizes the aggregate fair value of marketable debt securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025 by the length of time the security has been in a loss position (in millions):

	June 30, 2026	December 31, 2025
Debt securities in an unrealized loss position for 12 months or less	$1,292.3	$193.8
Debt securities in an unrealized loss position for more than 12 months	—	—
Total debt securities in an unrealized loss position	$1,292.3	$193.8

There were no marketable debt securities in an unrealized loss position for more than twelve months with maturities beyond one year as of June 30, 2026 and December 31, 2025.

The Company determined that there is no material credit risk associated with the above investments as of June 30, 2026. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and six months ended June 30, 2026 and 2025. No available-for-sale debt securities held as of June 30, 2026 had remaining maturities greater than thirty months.

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a carrying value of $35.9 million and $22.6 million as of June 30, 2026 and December 31, 2025, respectively, and are classified within other non-current assets on the condensed consolidated balance sheets. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three and six months ended June 30, 2026 and 2025 related to these equity securities.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at
	June 30, 2026
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$260,698	$260,698	$—	$—
Money market funds	30,639	30,639	—	—
Marketable securities:
Corporate debt securities	1,371,274	—	1,371,274	—
Certificates and term deposits	322,376	—	322,376	—
Government-sponsored enterprise securities	300,573	—	300,573	—
Commercial paper	68,356	—	68,356	—
Corporate equity securities	10,436	4,144	6,292	—
Total	$2,364,352	$295,481	$2,068,871	$—

	Fair Value Measurements at
	December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$295,412	$295,412	$—	$—
Money market funds	37,255	37,255	—	—
Commercial paper	14,892	—	14,892	—
Marketable securities:
Corporate debt securities	1,155,965	—	1,155,965	—
Certificates of deposit	101,100	—	101,100	—
Government-sponsored enterprise securities	305,298	—	305,298	—
Commercial paper	49,460	—	49,460	—
Corporate equity securities	16,446	—	16,446	—
Total	$1,975,828	$332,667	$1,643,161	$—

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

The following table presents the aggregate face values and the fair values of the Notes, based on their market prices on the last trading day for the periods presented (in thousands):

	June 30, 2026		December 31, 2025
	Aggregate Face Values	Estimated Fair Values	Aggregate Face Values	Estimated Fair Values
Notes	$600,000	$636,360	$—	$—

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Computer equipment	$4,152	$4,152
Furniture, fixtures and other	8,554	8,554
Laboratory equipment	44,950	43,575
Leasehold improvements	146,788	146,667
Construction work in process	3,217	3,955
Total property and equipment, gross	207,661	206,903
Accumulated depreciation	(99,593)	(91,052)
Total property and equipment, net	$108,068	$115,851

Depreciation expense for the three and six months ended June 30, 2026 was $4.3 million and $8.6 million, respectively. Depreciation expense for the three and six months ended June 30, 2025 was $4.6 million and $9.3 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Payroll and employee-related costs	$8,468	$12,966
Research costs	16,965	16,247
Collaboration costs	37,226	53,567
Licensing fees	898	874
Professional fees	3,870	3,749
Intellectual property costs	2,344	1,382
Other	507	622
Total	$70,278	$89,407

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

Accounting Analysis Under ASC 606

Accounting for the Vertex Hemoglobinopathy Agreements

Recognition of Revenue

No revenue was recognized under the Vertex Hemoglobinopathy Agreements for the three and six months ended June 30, 2026 and 2025.

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

Each of the remaining milestones described above are fully constrained as of June 30, 2026. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

During the three and six months ended June 30, 2026, the Company recognized $40.3 million and $86.2 million, respectively, of collaboration expense, net, related to the Vertex Hemoglobinopathy Agreements. Collaboration expense, net, during the three and six months ended June 30, 2026 was net of $3.0 million and $4.2 million, respectively, of reimbursements from Vertex. During the three and six months ended June 30, 2025, the Company recognized $45.2 million and $102.7 million of collaboration expense, net, respectively. Collaboration expense, net, during the three and six months ended June 30, 2025 was net of $0.6 million and $0.7 million of reimbursements from Vertex, respectively.

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

Each of the remaining milestones under the strategic collaboration and license agreement from 2019 for the development and commercialization of products for the treatment of DMD and DM1 are fully constrained as of June 30, 2026. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

As of June 30, 2026, there was $12.3 million of current deferred revenue, which is unchanged from December 31, 2025. The transaction price allocated to the remaining performance obligations was $12.3 million. Subsequent to June 30, 2026, the Company was notified by Vertex that it will not exercise an option granted under an amendment to the 2015 Collaboration Agreement to co-develop and co-commercialize a specified target and, as a result, the Company expects to recognize the related deferred revenue in the third quarter of 2026.

As of June 30, 2026, the Company is eligible to receive potential future milestone payments from Vertex of up to $125.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of June 30, 2026. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

Research and development costs under the Sirius Agreement related to the Sirius Collaboration Products were $3.4 million and $5.0 million for the three and six months ended June 30, 2026, respectively, and were net of $0.5 million and $0.7 million in reimbursements from Sirius, respectively. Research and development costs under the Sirius Agreement related to the siRNA Licensed Products were not material for the three and six months ended June 30, 2026. All research and development costs under the Sirius Agreement were not material for the three and six months ended June 30, 2025.

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

Letters of Credit

The Company had restricted cash of $8.0 million and $11.5 million as of June 30, 2026 and December 31, 2025, respectively, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account, with $0.4 million and $3.9 million included in “Prepaid expenses and other current assets” and $7.6 million and $7.6 million included in “Restricted cash” on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

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

In connection with these agreements, on a product-by-product basis, the counterparties are eligible to receive up to low eight-digit potential payments upon specified research, development and regulatory milestones. In addition, on a product-by-product basis, the counterparties are eligible to receive potential commercial milestone payments based on specified annual sales thresholds. The potential payments are low single-digit percentages of the specified annual sales thresholds. The counterparties are also eligible to receive low single-digit royalties on future net sales.

In 2025, a third-party licensor formally engaged with the Company regarding certain matters under their intellectual property contracts with the Company that may lead to further actions that could result in additional amounts being owed by the Company to such third party. The Company determined that it was probable that a loss was incurred as of December 31, 2025 and, based on the Company’s best estimate of the loss, the Company recorded incremental research and development expenses of $13.0 million in the fourth quarter of 2025. The total liability associated with the contingent loss as of December 31, 2025 was $14.5 million. The Company reassessed the liability as of June 30, 2026 and recorded incremental research and development expenses of $3.8 million. The total liability associated with the contingent loss as of June 30, 2026 was $18.3 million. The liability is primarily included within other current liabilities on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company is unable to provide an estimate of a range of loss, and the ultimate resolution of the matter could result in a material charge in excess of the amount accrued as of June 30, 2026. The Company will reassess the contingent liability and matters relating thereto as necessary or appropriate.

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

Under the A&R Vertex JDCA for 2022, 2023 and 2024, the Company had an option to defer a portion of its share of costs if spending on the CASGEVY program exceeded specified amounts, which the Company exercised in each such year, resulting in deferred costs of $221.8 million, in the aggregate. Any deferred amounts under the A&R Vertex JDCA are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be recognized by the Company when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of June 30, 2026, no contingent payments have been accrued to date.

The Company may be required to make future potential payments to Sirius under the Sirius Agreement defined and described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Potential payments to Sirius include (i) up to $20.0 million in Sirius Option Payments, (ii) up to $300.0 million in certain specified future development, regulatory and sales milestones for the first siRNA Licensed Product relating to each licensed target to achieve the applicable milestones, as well as tiered royalty payments in the mid-single digits to low double digits range on future sales of a commercialized siRNA Licensed Product, and (iii) up to $87.5 million in certain specified future development and regulatory milestones related to the Sirius Collaboration Products. As of June 30, 2026, no contingent payments have been accrued to date.

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

Additional Information Related to the Notes

The outstanding balances of the Notes consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Principal	$600,000	$—
Unamortized debt discount and issuance costs	(13,802)	—
Net carrying amount	$586,198	$—

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Contractual interest expense	$2,596	$—	$3,029	$—
Amortization of debt discount and issuance costs	728	—	848	—
Total interest and amortization expense	$3,324	$—	$3,877	$—
Effective interest rate	0.5%	—	0.5%	—

As of June 30, 2026, interest payable on the Notes was $3.0 million. There was no interest payable on the Notes as of December 31, 2025. Such amounts are included in “Other current liabilities” in our condensed consolidated balance sheets.

9. Share Capital

All of the Company’s common shares are authorized under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of June 30, 2026, the Company’s share capital consists of 98,599,444 registered common shares with a nominal value of CHF 0.03 per share, 9,366,947 registered common shares reserved for potential issuance of bonds or similar instruments and 17,686,403 registered common shares reserved for the Company’s employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiration of the capital band if earlier, up to an upper limit of CHF 3,521,838.51 by issuing a corresponding number of registered shares with a nominal value of CHF 0.03 each to be fully paid in. As of June 30, 2026, the number of shares that may be issued under the capital band is 18,795,173 registered common shares.

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

For the three and six months ended June 30, 2025, the Company issued and sold an aggregate of 0.2 million common shares under the 2021 ATM at an average price of $54.33 per share for aggregate proceeds of $8.7 million, which were net of equity issuance costs of $0.1 million, excluding stamp taxes of $0.1 million.

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

No common shares were issued and sold under the 2025 ATM for the three and six months ended June 30, 2026. As of June 30, 2026, the Company has issued and sold an aggregate of 0.7 million common shares under the 2025 ATM at an average price of $60.81 per share for aggregate proceeds of $42.3 million, which were net of equity issuance costs of $0.5 million, excluding stamp taxes of $0.4 million. Common shares having aggregate gross proceeds up to $557.2 million remain available under the 2025 ATM.

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

10. Stock-based Compensation

During the three and six months ended June 30, 2026 and 2025, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$7,840	$7,805	$15,694	$17,537
General and administrative	9,476	9,802	17,946	20,282
Total	$17,316	$17,607	$33,640	$37,819

Stock option activity

The following table summarizes stock option activity for the six months ended June 30, 2026:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2025	6,747,835	$56.82
Granted	875,531	47.58
Exercised	(326,058)	44.29
Cancelled or forfeited	(436,099)	66.24
Outstanding at June 30, 2026	6,861,209	$55.64
Exercisable at June 30, 2026	4,694,440	$57.66
Vested and expected to vest at June 30, 2026	6,861,209	$55.64

As of June 30, 2026, total unrecognized compensation expense related to stock options was $65.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

Restricted stock activity

The following table summarizes restricted stock activity for the six months ended June 30, 2026:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2025	1,965,567	$52.16
Granted	689,956	48.28
Vested	(429,134)	53.28
Cancelled or forfeited	(169,286)	50.69
Unvested balance at June 30, 2026	2,057,103	$50.69

As of June 30, 2026, total unrecognized compensation expense related to unvested restricted common shares was $85.3 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.6 years.

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

The Company did not include the securities in the following table in the computation of the net loss per share calculations for the three and six months ended June 30, 2026 and 2025 because the effect would have been anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding options	6,861,209	7,434,169	6,861,209	7,434,169
Unvested restricted common shares	2,057,103	2,279,778	2,057,103	2,279,778
ESPP	11,426	24,606	11,426	24,606
Assumed conversion of the Notes	7,837,020	—	7,837,020	—
Total	16,766,758	9,738,553	16,766,758	9,738,553

12. Income Taxes

During the three and six months ended June 30, 2026, the Company recorded an income tax provision of $1.0 million and $1.8 million, respectively, representing an effective tax rate of (1.1%) and (0.9%), respectively. During the three and six months ended June 30, 2025, the Company recorded an income tax provision of $1.3 million and $2.4 million, respectively, representing an effective tax rate of (0.6%) and (0.7%), respectively. The income tax provision for the three and six months ended June 30, 2026 is primarily attributable to the income generated by the Company’s U.S. subsidiaries. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

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

The following table illustrates information about segment revenue, significant segment expenses and segment operating loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$10,000	$—	$11,000	$—
Grant revenue	181	892	639	1,757
Less[1]:
Research and development expense[2]	53,708	59,232	110,737	119,565
Acquired in-process research and development[3]	2,473	96,253	2,473	96,253
General and administrative expense[4]	5,957	6,840	12,553	13,357
Collaboration expense, net - Vertex[5]	40,272	45,153	86,221	102,662
Collaboration expense, net - Sirius[6]	3,444	500	4,950	500
Stock-based compensation expense	17,316	17,607	33,640	37,819
Depreciation expense	4,280	4,631	8,582	9,349
Other segment items[7]	(26,115)	(20,775)	(33,432)	(33,203)
Segment net loss	(91,154)	(208,549)	(214,085)	(344,545)
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—	—	—
Consolidated net loss	(91,154)	(208,549)	(214,085)	(344,545)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) Research and development expense for the three and six months ended June 30, 2026 excludes $7.8 million and $15.7 million of stock-based compensation expense, respectively, and $2.2 million and $4.4 million of depreciation expense, respectively. Research and development expense for the three and six months ended June 30, 2025 excludes

$7.8 million and $17.5 million of stock-based compensation expense, respectively, and $2.4 million and $4.8 million of depreciation expense, respectively.

(3) Acquired in-process research and development expense for the three and six months ended June 30, 2026 was not material. The $96.3 million acquired in-process research and development expense for the three and six months ended June 30, 2025 is attributable to the costs incurred upon entering the Sirius Agreement, as described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(4) General and administrative expense for the three and six months ended June 30, 2026 excludes $9.5 million and $17.9 million of stock-based compensation expense, respectively, and $2.1 million and $4.2 million of depreciation expense, respectively. General and administrative expense for the three and six months ended June 30, 2025 excludes $9.8 million and $20.3 million of stock-based compensation expense, respectively, and $2.3 million and $4.6 million of depreciation expense, respectively.

(5) Collaboration costs specific to the Vertex Hemoglobinopathy Agreements (as defined in Note 6) accounted for under ASC 808 are presented within “collaboration expense, net” in the condensed consolidated statements of operations and comprehensive loss.

(6) In the second quarter of 2025, the Company entered into the Sirius Agreement (as defined in Note 6). Collaboration costs, net of reimbursements, related to the Sirius Collaboration Products under the Sirius Agreement are presented within “research and development expense” in the condensed consolidated statements of operations and comprehensive loss. In the first quarter of 2026, the significant expense categories reviewed by the CODM were updated to include collaboration costs, net of reimbursements, associated with the Sirius Collaboration Products. As a result, the Company recast segment amounts for the three and six months ended June 30, 2025 to reflect the updated significant expense categories.

(7) Other segment items include interest income (expense), net, the change in fair value of corporate equity securities and income tax expense.

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

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in the United States, European Union, Great Britain, Canada, Switzerland and certain countries in the Middle East, including the Kingdom of Saudi Arabia, for the treatment of eligible patients 12 years and older with SCD or TDT. Additionally, in July 2026, the FDA approved expanded use of CASGEVY in the United States for the treatment of eligible patients ages 2 years and older with either SCD or TDT. CASGEVY is the first approved genetic therapy indicated for children as young as 2 years for both SCD and TDT. We and Vertex continue to investigate CASGEVY, including in clinical trials designed to assess the safety and efficacy of a single dose of CASGEVY in patients 12 to 35 years of age with severe SCD and TDT, respectively, two pivotal trials in patients 5 to 11 years of age, one in severe SCD and a second in TDT, and long-term follow-up clinical trials designed to follow participants for up to 15 years after CASGEVY infusion. Overall, CASGEVY safety data presented to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

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

Our in vivo portfolio includes cardiovascular programs, such as CTX310, directed towards angiopoietin-related protein 3, which is currently in an ongoing Phase 1b clinical trial in patients with heterozygous familial hypercholesterolemia, homozygous familial hypercholesterolemia, mixed dyslipidemias, or severe hypertriglyceridemia. In addition, we have initiated Phase 1 clinical trials of CTX340, directed towards angiotensinogen, in patients for the treatment of refractory hypertension and CTX460, directed towards SERPINA1 using our proprietary SyNTase editing platform, for the treatment of alpha-1 antitrypsin deficiency.

Additional candidates

In addition, we have a number of earlier stage investigational in vivo programs leveraging gene disruption in the liver for both common and rare diseases, including our next-generation LPA program, CTX321 directed towards LPA, the gene encoding apolipoprotein(a), a major component of lipoprotein(a), or Lp(a), in development for patients with elevated Lp(a). CTX321 is currently in IND/CTA-enabling studies. We are also pursuing additional delivery technologies, including LNPs, for delivery to tissues beyond the liver, including hematopoietic stem cells and T cells.

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

In autoimmune disease, it is being investigated in ongoing clinical trials designed to assess the safety and efficacy of the product candidate in adult patients across multiple indications, including an initial clinical trial in systemic lupus erythematosus, or SLE, systemic sclerosis, and inflammatory myositis; a second clinical trial in immune thrombocytopenia purpura and warm autoimmune hemolytic anemia; and a third clinical trial in autoimmune neurologic diseases, including progressive multiple sclerosis, neuromyelitis optica spectrum disorder, myelin oligodendrocyte glycoprotein antibody-associated Disease (MOGAD), N-methyl-D-aspartate receptor (NMDAR) and leucine-rich glioma-inactivated Protein 1 (LGI1) autoimmune encephalitis and stiff person syndrome.

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

We have a history of recurring losses and expect to continue to incur losses for the foreseeable future; however, we have been in a net income position in certain previous years due to certain payments associated with our collaboration and license agreements with Vertex. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we continue our current research programs and development activities; seek to identify additional research programs and additional product candidates; conduct initial drug application supporting preclinical studies and initiate clinical trials for our product candidates; pursue business development activities; initiate preclinical testing and clinical trials for any other product candidates we identify and develop; seek regulatory approval for our product candidates; maintain, defend, protect and expand our intellectual property estate; further develop our gene editing platform and other technologies; hire additional research, clinical and scientific personnel; incur facilities costs; continue to develop internal manufacturing capabilities and infrastructure; and incur additional costs associated with operating as a public company.

Revenue Recognition

We have not generated any revenue to date from sales of any wholly-owned product and do not expect to do so in the near future. Revenue recognized for the three and six months ended June 30, 2026 was $10.2 million and $11.6 million, respectively, primarily related to an upfront payment on an immaterial license and collaboration agreement entered into during the second quarter of 2026. Revenue for the three and six months ended June 30, 2025 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Period to Period
	2026	2025	Change
Revenue:
Collaboration revenue	$10,000	$—	$10,000
Grant revenue	181	892	(711)
Total revenue	10,181	892	9,289
Operating expenses:
Research and development	67,152	69,894	(2,742)
Acquired in-process research and development	2,473	96,253	(93,780)
General and administrative	17,553	18,916	(1,363)
Collaboration expense, net	40,272	45,153	(4,881)
Total operating expenses	127,450	230,216	(102,766)
Loss from operations	(117,269)	(229,324)	112,055
Other income, net	27,075	22,067	5,008
Loss before income taxes	(90,194)	(207,257)	117,063
Provision for income taxes	(960)	(1,292)	332
Net loss	$(91,154)	$(208,549)	$117,395

Collaboration Revenue

Collaboration revenue was $10.0 million for the three months ended June 30, 2026 related to an upfront payment on an immaterial license and collaboration agreement entered into during the second quarter of 2026. There was no collaboration revenue for the three months ended June 30, 2025. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on significant collaborative arrangements.

Research and Development Expenses

Research and development expenses were $67.2 million for the three months ended June 30, 2026, compared to $69.9 million for the three months ended June 30, 2025. The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Period to Period
	2026	2025	Change
External research and development expenses	$20,794	$20,831	$(37)
Employee-related expenses	11,729	16,968	(5,239)
Facility expenses	21,708	23,265	(1,557)
Stock-based compensation expenses	7,840	7,805	35
Sublicense and license fees	5,081	728	4,353
Other expenses	—	297	(297)
Total research and development expenses	$67,152	$69,894	$(2,742)

The decrease of approximately $2.7 million was primarily attributable to a decrease in employee-related costs and facility-related expenses, offset by an increase in license fees.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were not material for the three months ended June 30, 2026. Acquired in-process research and development costs were $96.3 million for the three months ended June 30, 2025 and were attributable to the costs incurred upon entering the Sirius Agreement during the second quarter of 2025, as described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

General and Administrative Expenses

General and administrative expenses were $17.6 million for the three months ended June 30, 2026, compared to $18.9 million for the three months ended June 30, 2025. The decrease of approximately $1.3 million was primarily associated with a decrease in employee-related costs, including stock-based compensation expenses.

Collaboration Expense, Net

Collaboration expense, net, was $40.3 million for the three months ended June 30, 2026, compared to $45.2 million for the three months ended June 30, 2025. The decrease was primarily attributable to an increase in our share of CASGEVY revenue.

Other Income, Net

Other income was $27.1 million for the three months ended June 30, 2026, compared to $22.1 million of income for the three months ended June 30, 2025. The increase of approximately $5.0 million in other income was primarily due to the change in fair value of corporate equity securities during the three months ended June 30, 2026.

Comparison of six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Period to Period
	2026	2025	Change
Revenue:
Collaboration revenue	$11,000	$—	$11,000
Grant revenue	639	1,757	(1,118)
Total revenue	11,639	1,757	9,882
Operating expenses:
Research and development	135,726	142,378	(6,652)
Acquired in-process research and development	2,473	96,253	(93,780)
General and administrative	34,736	38,212	(3,476)
Collaboration expense, net	86,221	102,662	(16,441)
Total operating expenses	259,156	379,505	(120,349)
Loss from operations	(247,517)	(377,748)	130,231
Other income, net	35,231	35,604	(373)
Loss before income taxes	(212,286)	(342,144)	129,858
Provision for income taxes	(1,799)	(2,401)	602
Net loss	$(214,085)	$(344,545)	$130,460

Collaboration Revenue

Collaboration revenue was $11.0 million for the six months ended June 30, 2026 and was related to an upfront payment received as part of an immaterial license and collaboration agreement entered into during the second quarter of 2026. There was no collaboration revenue for the six months ended June 30, 2025. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on significant collaboration agreements.

Research and Development Expenses

Research and development expenses were $135.7 million for the six months ended June 30, 2026, compared to $142.4 million for the six months ended June 30, 2025. The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Period to Period
	2026	2025	Change
External research and development expenses	$42,290	$38,686	$3,604
Employee-related expenses	26,720	36,700	(9,980)
Facility expenses	43,942	47,224	(3,282)
Stock-based compensation expenses	15,694	17,537	(1,843)
Sublicense and license fees	6,741	1,526	5,215
Other expenses	339	705	(366)
Total research and development expenses	$135,726	$142,378	$(6,652)

The decrease of approximately $6.7 million was primarily attributable to a decrease in employee-related costs, including stock-based compensation expenses, as well as a decrease in facility costs. The changes noted were offset by an increase in external research and development expenses and license fees.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were not material for the six months ended June 30, 2026. Acquired in-process research and development expenses were $96.3 million for the six months ended June 30, 2025 and was attributable to the costs incurred upon entering the Sirius Agreement during the second quarter of 2025, as described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

General and Administrative Expenses

General and administrative expenses were $34.7 million for the six months ended June 30, 2026, compared to $38.2 million for the six months ended June 30, 2025. The decrease of approximately $3.5 million was primarily associated with a decrease in employee-related costs, including stock-based compensation expenses, as well as a decrease in consulting costs.

Collaboration Expense, Net

Collaboration expense, net, was $86.2 million for the six months ended June 30, 2026, compared to $102.7 million for the six months ended June 30, 2025. The decrease was primarily attributable to an increase in our share of CASGEVY revenue.

Other Income, Net

Other income was $35.2 million for the six months ended June 30, 2026, compared to $35.6 million of income for the six months ended June 30, 2025.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of June 30, 2026, we had $2,364.4 million in cash, cash equivalents and marketable securities, of which approximately $308.1 million was held outside of the United States, and an accumulated deficit of $2,161.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

For the three and six months ended June 30, 2025, we issued and sold an aggregate of 0.2 million common shares under the 2021 ATM at an average price of $54.33 per share for aggregate proceeds of $8.7 million, which were net of equity issuance costs of $0.1 million, excluding stamp taxes of $0.1 million.

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

No common shares were issued and sold under the 2025 ATM for the three and six months ended June 30, 2026. As of June 30, 2026, we issued and sold an aggregate of 0.7 million common shares under the 2025 ATM at an average price of $60.81 per share for aggregate proceeds of $42.3 million, which were net of equity issuance costs of $0.5 million, excluding stamp taxes of $0.4 million. Common shares having aggregate gross proceeds up to $557.2 million remain available under the 2025 ATM.

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

Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including: developing our gene editing technology platform, as well as our delivery and other technologies; selecting appropriate product candidates to develop; completing research and preclinical and clinical development of selected product candidates; obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials; developing a sustainable and scalable manufacturing process for product candidates; launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor; obtaining market acceptance of our product candidates, either directly or with a collaborator or distributor, if approved, including for CASGEVY; addressing any competing technological and market developments; negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; maintaining good relationships with our collaborators and licensors; maintaining, defending, protecting and expanding our estate of intellectual property rights, including patents, trade secrets and know-how; and attracting, hiring and retaining qualified personnel.

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Six Months Ended June 30,		Period to Period
	2026	2025	Change
Net cash used in operating activities	$(192,395)	$(167,827)	$(24,568)
Net cash (used in) provided by investing activities	(466,402)	50,222	(516,624)
Net cash provided by financing activities	599,088	12,846	586,242
Effect of exchange rate changes on cash	(26)	121	(147)
Net decrease in cash	$(59,735)	$(104,638)	$44,903

Operating Activities

Net cash used in operating activities was $192.4 million for the six months ended June 30, 2026, compared to $167.8 million for the six months ended June 30, 2025. The $24.6 million increase in net cash used in operating activities was primarily driven by a $57.4 million overall decrease in net changes of operating assets and liabilities, primarily driven by the timing of receipt of a $25.0 million milestone payment from Vertex which was paid in the first quarter of 2025, offset by a decrease in net loss of approximately $130.5 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $466.4 million, compared to net cash provided by investing activities of $50.2 million for the six months ended June 30, 2025. The increase in net cash used in investing activities was primarily driven by a net increase in purchases of our marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $599.1 million, compared with $12.8 million for the six months ended June 30, 2025. Net cash provided by financing activities for the six months ended June 30, 2026 consisted primarily of $585.4 million in net proceeds from the issuance of the Notes in March 2026.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2026 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026, with the exception of the new policy with respect to convertible debt described below.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $2,364.4 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risks described in our Annual Report on Form 10-K and any quarterly report on Form 10-Q, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 12, 2026 and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 4, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) Not applicable.

(c) From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026, our officers and directors took the following actions with respect to Rule 10b5-1 trading agreements:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
James R. Kasinger (General Counsel and Secretary)	Adoption (May 6, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	Sale of the Company’s common stock pursuant to the terms of the plan.	Active through May 31, 2027	93,632

Raju Prasad, Ph.D. (Chief Financial Officer)	Adoption (June 9, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	Sale of the Company’s common stock pursuant to the terms of the plan.	Active through May 31, 2027	14,565

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document
10.1#	CRISPR Therapeutics AG 2026 Stock Option And Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2026).

10.2#

Form of Incentive Stock Option Agreement under the CRISPR Therapeutics AG 2026 Stock Option And Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2026).

10.3#

Form of Non-Qualified Stock Option Agreement for Company Employees under the CRISPR Therapeutics AG 2026 Stock Option And Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2026).

10.4#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the CRISPR Therapeutics AG 2026 Stock Option And Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2026).

10.5#

Form of Restricted Stock Award Agreement under the CRISPR Therapeutics AG 2026 Stock Option And Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 4, 2026).

10.6#

Form of Restricted Stock Unit Award Agreement for Company Employees under the CRISPR Therapeutics AG 2026 Stock Option And Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 4, 2026).

10.7#

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the CRISPR Therapeutics AG 2026 Stock Option And Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 4, 2026).

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

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract, or arrangement.

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

CRISPR Therapeutics AG

Dated: August 3, 2026	By:	/s/ Samarth Kulkarni
Samarth Kulkarni, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2026	By:	/s/ Raju Prasad
Raju Prasad, Ph.D.
Chief Financial Officer
(Principal Financial Officer)