Form 10-Q
period 2026-09-30
CRISPR Therapeutics AG
filed 2026-11-02
CIK 1674416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, there were 97,000,813 shares of registrant’s common shares outstanding.

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
•
the safety, efficacy and clinical progress of various clinical programs, including those for CASGEVY, zugocabtagene geleucel, CTX310, CTX340, CTX460 and CTX611;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CRISPR Therapeutics AG

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$192,027	$347,559
Marketable securities	2,080,521	1,628,269
Prepaid expenses and other current assets	12,531	9,843
Total current assets	2,285,079	1,985,671
Property and equipment, net	104,295	115,851
Marketable securities, non-current	4,021	—
Restricted cash	7,629	7,629
Operating lease assets	122,611	131,724
Other non-current assets	32,777	24,368
Total assets	$2,556,412	$2,265,243
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,586	$11,138
Accrued expenses	82,018	89,407
Deferred revenue, current	2,546	15,771
Accrued tax liabilities	132	1,113
Operating lease liabilities	18,680	18,578
Other current liabilities	17,000	13,113
Total current liabilities	140,962	149,120
Long-term debt	586,934	—
Operating lease liabilities, net of current portion	174,213	188,168
Other non-current liabilities	6,235	6,142
Total liabilities	908,344	343,430
Commitments and contingencies, see Note 7
Shareholders’ equity:
Common shares, CHF 0.03 nominal value, 144,447,967 and 132,477,166 shares authorized at September 30, 2026 and December 31, 2025, respectively, 96,930,842 and 96,009,657 shares issued at September 30, 2026 and December 31, 2025, respectively, 96,855,526 and 95,894,341 shares outstanding at September 30, 2026 and December 31, 2025, respectively	3,149	3,087
Treasury shares, at cost, 75,316 and 115,316 shares at September 30, 2026 and December 31, 2025, respectively	(60)	(60)
Additional paid-in capital	3,932,135	3,861,516
Accumulated deficit	(2,273,073)	(1,947,551)
Accumulated other comprehensive (loss) income	(14,083)	4,821
Total shareholders’ equity	1,648,068	1,921,813
Total liabilities and shareholders’ equity	$2,556,412	$2,265,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$12,323	$—	$23,323	$—
Grant revenue	346	889	985	2,646
Total revenue	12,669	889	24,308	2,646
Operating expenses:
Research and development	71,888	58,902	207,614	201,280
Acquired in-process research and development	11,675	—	14,148	96,253
General and administrative	17,867	16,931	52,603	55,143
Collaboration expense, net	41,284	57,115	127,505	159,777
Total operating expenses	142,714	132,948	401,870	512,453
Loss from operations	(130,045)	(132,059)	(377,562)	(509,807)
Other income:
Other income, net	18,682	26,237	53,913	61,841
Total other income, net	18,682	26,237	53,913	61,841
Net loss before income taxes	(111,363)	(105,822)	(323,649)	(447,966)
Provision for income taxes	(74)	(619)	(1,873)	(3,020)
Net loss	(111,437)	(106,441)	(325,522)	(450,986)
Foreign currency translation adjustment	2	(28)	(20)	94
Unrealized (loss) gain on marketable securities	(9,456)	973	(18,884)	3,052
Comprehensive loss	$(120,891)	$(105,496)	$(344,426)	$(447,840)

Net loss per common share — basic	$(1.15)	$(1.17)	$(3.38)	$(5.12)
Basic weighted-average common shares outstanding	96,741,070	91,305,337	96,437,995	88,124,241
Net loss per common share — diluted	$(1.15)	$(1.17)	$(3.38)	$(5.12)
Diluted weighted-average common shares outstanding	96,741,070	91,305,337	96,437,995	88,124,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited, in thousands, except share and per share data)

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	85,741,981	$2,698	170,316	$(62)	$3,293,556	$(1,365,952)	$1,840	$1,932,080
Issuance of common stock, net of issuance costs of $0.1 million	162,482	5	—	—	8,632	—	—	8,637
Vesting of restricted shares	396,943	15	—	—	—	—	—	15
Exercise of vested options, net of issuance costs of $0.2 million	39,996	3	—	—	1,261	—	—	1,264
Purchase of common stock under ESPP	19,522	—	—	—	653	—	—	653
Stock-based compensation expense	—	—	—	—	20,212	—	—	20,212
Other comprehensive income	—	—	—	—	—	—	2,295	2,295
Net loss	—	—	—	—	—	(135,996)	—	(135,996)
Balance at March 31, 2025	86,360,924	$2,721	170,316	$(62)	$3,324,314	$(1,501,948)	$4,135	$1,829,160
Issuance of common stock, net of issuance costs of $0.7 million	1,842,105	$65			$70,540			70,605
Vesting of restricted shares	104,941	5	—	—	—	—	—	5
Exercise of vested options, net of issuance costs of $0.1 million	68,469	3	—	—	2,388	—	—	2,391
Stock-based compensation expense	—	—	—	—	17,607	—	—	17,607
Other comprehensive loss	—	—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(208,549)	—	(208,549)
Balance at June 30, 2025	88,376,439	$2,794	170,316	$(62)	$3,414,849	$(1,710,497)	$4,041	$1,711,125
Issuance of common stock, net of issuance costs of $6.5 million	4,899,409	$198			$275,120			275,318
Vesting of restricted shares	88,703	3	—	—	—	—	—	3
Exercise of vested options, net of issuance costs of $0.3 million	483,637	18	(45,000)	2	17,585	—	—	17,605
Purchase of common stock under ESPP	24,606				823			823
Stock-based compensation expense	—	—	—	—	16,604	—	—	16,604
Other comprehensive income	—	—	—	—	—	—	945	945
Net loss	—	—	—	—	—	(106,441)	—	(106,441)
Balance at September 30, 2025	93,872,794	$3,013	125,316	$(60)	$3,724,981	$(1,816,938)	$4,986	$1,915,982

	Common Shares		Treasury Shares
	Shares	CHF 0.03 Nominal Value	Shares	Amount, at cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	95,894,341	$3,087	115,316	$(60)	$3,861,516	$(1,947,551)	$4,821	$1,921,813
Vesting of restricted shares	349,508	22	—	—	—	—	—	22
Exercise of vested options, net of issuance costs of $0.2 million	130,231	6	—	—	5,613	—	—	5,619
Purchase of common stock under ESPP	11,426	—	—	—	471	—	—	471
Stock-based compensation expense	—	—	—	—	16,324	—	—	16,324
Other comprehensive loss	—	—	—	—	—	—	(6,762)	(6,762)
Net loss	—	—	—	—	—	(122,931)	—	(122,931)
Balance at March 31, 2026	96,385,506	$3,115	115,316	$(60)	$3,883,924	$(2,070,482)	$(1,941)	$1,814,556
Vesting of restricted shares	79,626	9	—	—	—	—	—	9
Exercise of vested options, net of issuance costs of $0.2 million	195,827	6	(15,000)	—	8,506	—	—	8,512
Stock-based compensation expense	—	—	—	—	17,316	—	—	17,316
Other comprehensive loss	—	—	—	—	—	—	(2,688)	(2,688)
Net loss	—	—	—	—	—	(91,154)	—	(91,154)
Balance at June 30, 2026	96,660,959	$3,130	100,316	$(60)	$3,909,746	$(2,161,636)	$(4,629)	$1,746,551
Vesting of restricted shares	48,223	12	—	—	—	—	—	12
Exercise of vested options, net of issuance costs of $0.1 million	131,016	7	(25,000)	—	3,746	—	—	3,753
Purchase of common stock under ESPP	15,328	—	—	—	682	—	—	682
Stock-based compensation expense	—	—	—	—	17,961	—	—	17,961
Other comprehensive loss	—	—	—	—	—	—	(9,454)	(9,454)
Net loss	—	—	—	—	—	(111,437)	—	(111,437)
Balance at September 30, 2026	96,855,526	$3,149	75,316	$(60)	$3,932,135	$(2,273,073)	$(14,083)	$1,648,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRISPR Therapeutics AG

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(325,522)	$(450,986)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	12,837	13,818
Equity-based compensation	51,601	54,423
Other non-cash items, net	(7,269)	(15,214)
Amortization of debt issuance costs	1,584	—
Acquired in-process research and development	1,648	96,253
Changes in:
Accounts receivable	—	25,000
Prepaid expenses and other assets	(5,267)	(515)
Accounts payable and accrued expenses	2,294	40,473
Deferred revenue	(13,225)	(2,550)
Operating lease assets and liabilities	(4,740)	(3,867)
Other liabilities, net	3,980	(9,296)
Net cash used in operating activities	(282,079)	(252,461)
Investing activities:
Purchases of property and equipment	(1,566)	(397)
Investment in equity securities	(22,843)	(9,700)
Purchases of in-process research and development	(1,648)	(25,000)
Purchases of marketable securities	(1,273,686)	(745,197)
Maturities of marketable securities	588,703	585,168
Sales of marketable securities	230,552	126,122
Net cash used in investing activities	(480,488)	(69,004)
Financing activities:
Proceeds from issuance of the Notes	600,000	—
Issuance costs and discounts associated with the Notes	(14,650)	—
(Payments) proceeds from issuance of common shares, net of issuance costs	(722)	286,599
Proceeds from exercise of options and ESPP contributions, net of issuance costs	18,914	23,013
Net cash provided by financing activities	603,542	309,612
Effect of exchange rate changes on cash	(20)	94
Decrease in cash	(159,045)	(11,759)
Cash, cash equivalents and restricted cash, beginning of period	359,078	309,776
Cash, cash equivalents and restricted cash, end of period	$200,033	$298,017
Supplemental disclosure of non-cash investing and financing activities
Equity issuance costs in accounts payable, accrued expenses, and other long-term liabilities	$3,955	$6,680
Acquired in-process research and development expense related to issuance of common shares	$—	$71,253

	As of September 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2026	2025
Cash and cash equivalents	$192,027	$286,497
Prepaid expenses and other current assets	377	3,514
Restricted cash	7,629	8,006
Cash, cash equivalents and restricted cash at end of period	$200,033	$298,017

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing therapies. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the three- and nine-month interim periods ended September 30, 2026 and 2025.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 12, 2026, with the exception of the new policy below. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB.

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

2. Marketable Securities

The following table summarizes cash equivalents and marketable securities held at September 30, 2026 and December 31, 2025 (in thousands), which are recorded at fair value. The table below excludes $161.6 million and $295.4 million of cash at September 30, 2026 and December 31, 2025, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Cash equivalents:
Money market funds	$30,394	$—	$—	$30,394
Total cash equivalents	30,394	—	—	30,394
Marketable securities:
Corporate debt securities	1,388,175	71	(10,862)	1,377,384
Certificates and term deposits	322,236	—	—	322,236
Government-sponsored enterprise securities	306,871	1	(3,332)	303,540
Commercial paper	59,339	—	(53)	59,286
Total marketable debt securities	2,076,621	72	(14,247)	2,062,446
Corporate equity securities				22,096
Total marketable securities				2,084,542
Total cash equivalents and marketable securities				$2,114,936
December 31, 2025
Cash equivalents:
Money market funds	$37,255	$—	$—	$37,255
Commercial paper	14,896	—	(4)	14,892
Total cash equivalents	52,151	—	(4)	52,147
Marketable securities:
Corporate debt securities	1,152,319	3,827	(181)	1,155,965
Certificates of deposit	101,100	—	—	101,100
Government-sponsored enterprise securities	304,259	1,054	(15)	305,298
Commercial paper	49,432	28	—	49,460
Total marketable debt securities	1,607,110	4,909	(196)	1,611,823
Corporate equity securities				16,446
Total marketable securities				1,628,269
Total cash equivalents and marketable securities				$1,680,416

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

The following table summarizes other (expense) income recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Other (expense) income	(1,840)	5,523	(7,850)	(887)

The following table summarizes the aggregate fair value of marketable debt securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025 by the length of time the security has been in a loss position (in thousands):

	September 30, 2026	December 31, 2025
Debt securities in an unrealized loss position for 12 months or less	$1,587,181	$193,841
Debt securities in an unrealized loss position for more than 12 months	4,021	—
Total debt securities in an unrealized loss position	$1,591,202	$193,841

The Company determined that there is no material credit risk associated with the above investments as of September 30, 2026. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities for the three and nine months ended September 30, 2026 and 2025. No available-for-sale debt securities held as of September 30, 2026 had remaining maturities greater than thirty-six months.

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values in which the Company does not have a controlling interest or significant influence. These investments had a carrying value of $31.9 million and $22.6 million as of September 30, 2026 and December 31, 2025, respectively, and are classified within other non-current assets on the condensed consolidated balance sheets. As of September 30, 2026, certain equity securities no longer qualified as equity securities without readily determinable fair value and, as of September 30, 2026, these securities were measured at fair value. Upward and downward adjustments for observable price changes or impairment for the three and nine months ended September 30, 2026 for these equity securities were not material. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three and nine months ended September 30, 2025 related to these equity securities.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification of such fair values as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at
	September 30, 2026
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$161,633	$161,633	$—	$—
Money market funds	30,394	30,394	—	—
Marketable securities:
Corporate debt securities	1,377,384	—	1,377,384	—
Certificates and term deposits	322,236	—	322,236	—
Government-sponsored enterprise securities	303,540	—	303,540	—
Commercial paper	59,286	—	59,286	—
Corporate equity securities	22,096	17,437	4,659	—
Total	$2,276,569	$209,464	$2,067,105	$—

	Fair Value Measurements at
	December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$295,412	$295,412	$—	$—
Money market funds	37,255	37,255	—	—
Commercial paper	14,892	—	14,892	—
Marketable securities:
Corporate debt securities	1,155,965	—	1,155,965	—
Certificates of deposit	101,100	—	101,100	—
Government-sponsored enterprise securities	305,298	—	305,298	—
Commercial paper	49,460	—	49,460	—
Corporate equity securities	16,446	—	16,446	—
Total	$1,975,828	$332,667	$1,643,161	$—

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

The following table presents the aggregate face values and the fair values of the Notes, based on their market prices on the last trading day for the periods presented (in thousands):

	September 30, 2026		December 31, 2025
	Aggregate Face Values	Estimated Fair Values	Aggregate Face Values	Estimated Fair Values
Notes	$600,000	$629,868	$—	$—

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Computer equipment	$4,253	$4,152
Furniture, fixtures and other	8,554	8,554
Laboratory equipment	44,949	43,575
Leasehold improvements	146,790	146,667
Construction work in process	3,550	3,955
Total property and equipment, gross	208,096	206,903
Accumulated depreciation	(103,801)	(91,052)
Total property and equipment, net	$104,295	$115,851

Depreciation expense for the three and nine months ended September 30, 2026 was $4.2 million and $12.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2025 was $4.4 million and $13.8 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Payroll and employee-related costs	$11,432	$12,966
Research costs	12,836	16,247
Acquired in-process research and development costs	12,500	—
Collaboration costs	39,493	53,567
Licensing fees	1,014	874
Professional fees	3,316	3,749
Intellectual property costs	903	1,382
Other	524	622
Total	$82,018	$89,407

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

Hemoglobinopathies collaboration

In 2017, following Vertex’s exercise of its option to obtain a co-exclusive license to develop and commercialize hemoglobinopathy and beta-globin targets, the Company and Vertex entered into a joint development and commercialization agreement, or the JDA, and agreed for potential hemoglobinopathy treatments, including CASGEVY, the Company and Vertex would share equally all research and development costs and worldwide revenues. In 2021, the Company and Vertex amended and restated the JDA, as amended and in effect from time to time, or the A&R Vertex JDCA, pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder, whereby Vertex leads and has all decision making (i.e., control) in relation to the CASGEVY program prospectively; (b) adjust the allocation of net profits and net losses between the parties with respect to CASGEVY only, which will be allocated 40% to the Company and 60% to Vertex, prospectively; and (c) exclusively license (subject to the Company’s reserved rights to conduct certain activities) certain intellectual property rights to Vertex relating to the specified product candidates and products (including CASGEVY) that may be researched, developed, manufactured and commercialized on a worldwide basis under the A&R Vertex JDCA. Additionally, for 2022, 2023, and 2024, the Company had an option to defer a portion of its share of costs under the A&R Vertex JDCA if spending on the CASGEVY program exceeded specified amounts. Any deferred amounts under the A&R Vertex JDCA are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year.

In December 2023, the Company entered into an amendment to the A&R Vertex JDCA, or Amendment No. 1 to the A&R Vertex JDCA, with Vertex related to the global development, manufacturing, and commercialization of CASGEVY. Pursuant to Amendment No. 1 to the A&R Vertex JDCA, among other things, the Company and Vertex agreed to (a) allocate certain costs arising from a license agreement with a third party, resulting in a payment to Vertex by the Company of $20.0 million upon an event specified in Amendment No. 1 to the A&R Vertex JDCA, and (b) adjust, under certain specified circumstances, the timing of and portion of the Company’s share of costs it is permitted to defer under the agreement.

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

Collaboration in the field of diabetes

In 2021, the Company and ViaCyte, Inc., or ViaCyte, entered into a joint development and commercialization agreement, as amended and in effect from time to time, or the ViaCyte JDCA, to jointly develop and commercialize product candidates and shared products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. In the third quarter of 2022, Vertex acquired ViaCyte, and ViaCyte became a wholly-owned subsidiary of Vertex. In March 2023, (1) the Company and ViaCyte entered into an amendment to the ViaCyte JDCA, or the ViaCyte JDCA Amendment, and adjusted certain rights and obligations of the Company and ViaCyte under the ViaCyte JDCA, and (2) the Company and Vertex entered into a non-exclusive license agreement, or the Non-Ex License Agreement, pursuant to which the Company agreed to license to Vertex, on a non-exclusive basis, certain of its gene editing intellectual property to exploit certain products for the diagnosis, treatment or prevention of diabetes type 1, diabetes type 2 or insulin dependent / requiring diabetes throughout the world. Subsequently, ViaCyte elected to opt-out of the ViaCyte JDCA. Per the opt-out terms, the on-going collaboration assets are now wholly owned by the Company, subject to a royalty on future sales owed to ViaCyte. The opt-out became effective in early February 2024.

Accounting Analysis

For purposes of this Note 6, the 2015 Collaboration Agreement, Amendment No. 1, Amendment No. 2, A&R Vertex JDCA, and Amendment No. 1 to the A&R Vertex JDCA are collectively referred to as the “Vertex Hemoglobinopathy Agreements” and the Non-Ex License Agreement and ViaCyte JDCA Amendment are collectively referred to as the “March 2023 Diabetes Agreements.”

The Vertex Hemoglobinopathy Agreements and the March 2023 Diabetes Agreements include components of a customer-vendor relationship as defined under ASC 606, Revenue from Contracts with Customers, or ASC 606, collaborative arrangements as defined under ASC 808, Collaborative Agreements, or ASC 808, and research and development costs as defined under ASC 730, Research and Development, or ASC 730. Specifically, with regard to the March 2023 Diabetes Agreements, the Company concluded that the non-exclusive license is a performance obligation under ASC 606 and the ongoing research and development services under the ViaCyte JDCA Amendment are a unit of account under ASC 808.

The Company has determined that recognition criteria for the Letter Agreement has not been met and will not be met until the priority review voucher is (i) utilized or (ii) there is sufficient profitability such that Vertex is obligated to pay the Company under the Letter Agreement.

Accounting Analysis Under ASC 606

Accounting for the Vertex Hemoglobinopathy Agreements

Recognition of Revenue

No revenue was recognized under the Vertex Hemoglobinopathy Agreements for the three and nine months ended September 30, 2026 and 2025.

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

Each of the remaining milestones described above are fully constrained as of September 30, 2026. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Accounting Analysis under ASC 808

Vertex Hemoglobinopathy Agreements

In connection with the Vertex Hemoglobinopathy Agreements, the Company continues to account for development and commercialization services for shared products under ASC 808. The related impact of the cost sharing under the Vertex Hemoglobinopathy Agreements is included within collaboration expense, net, in the condensed consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2026, the Company recognized $41.3 million and $127.5 million, respectively, of collaboration expense, net, related to the Vertex Hemoglobinopathy Agreements. Collaboration expense, net, during the three and nine months ended September 30, 2026 was net of $4.0 million and $8.2 million, respectively, of reimbursements from Vertex. During the three and nine months ended September 30, 2025, the Company recognized $57.1 million and $159.8 million of collaboration expense, net, respectively. Collaboration expense, net, during the three and nine months ended September 30, 2025 was net of $0.4 million and $1.1 million of reimbursements from Vertex, respectively.

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

Each of the remaining milestones under the strategic collaboration and license agreement from 2019 for the development and commercialization of products for the treatment of DMD and DM1 are fully constrained as of September 30, 2026. There is uncertainty that the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

During the three and nine months ended September 30, 2026, the Company recognized $12.3 million of previously deferred collaboration revenue related to the notification from Vertex during the third quarter of 2026 that it will not exercise an option granted under an amendment to the 2015 Collaboration Agreement to co-develop and co-commercialize a specified target. As of September 30, 2026, there was no current deferred revenue related to Vertex, compared to $12.3 million in current deferred revenue related to Vertex as of December 31, 2025. All of the performance obligations allocated to the transaction price under the 2015 Collaboration Agreement have been satisfied.

As of September 30, 2026, the Company is eligible to receive potential future milestone payments from Vertex of up to $125.0 million in the aggregate under the Non-Ex License Agreement depending on the achievement of pre-determined research, development and commercial milestones for certain products utilizing the licensed intellectual property. Additionally, the Company is eligible to receive tiered royalties on the sales of certain products in the low to mid-single digits.

Each of the remaining milestones under the Non-Ex License Agreement are fully constrained as of September 30, 2026. There is uncertainty as to whether the events to obtain the research and developmental milestones will be achieved given the nature of clinical development and the stage of the CRISPR/Cas9 technology. The remaining research, development and regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur. Commercial milestones and royalties relate predominantly to a license of intellectual property and are determined by sales or usage-based thresholds. The commercial milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

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

With respect to Sirius Collaboration Products, the Company and Sirius will share equally all development and commercialization costs. For the first Sirius Collaboration Product successfully developed, the Company will be the lead party responsible for Phase 3 global development and commercialization efforts in the United States and Sirius will be the lead party responsible for Phase 3 development (subject to the global development plan) and commercialization efforts in Greater China. The parties will determine the lead party responsible for commercialization in the rest of the world at a future date. The Company and Sirius will share equally net profits and net losses incurred under the Sirius Agreement with respect to all Sirius Collaboration Products, except in the event that a party opts out of the joint development and commercialization. The Company will pay Sirius certain specified future development and regulatory milestones of up to an aggregate of $87.5 million for the first Sirius Collaboration Product to achieve the applicable milestone events. In the third quarter of 2026, the Company recognized a $12.5 million development milestone payable to Sirius as acquired in-process research and development expense in the condensed consolidated statements of operations and comprehensive loss, resulting in remaining potential milestones of up to an aggregate of $75.0 million for the first Sirius Collaboration Product to achieve the applicable milestone events. At the Company’s sole election, such milestone payments may be paid in cash, common shares of the Company, or a combination thereof. The Company expects to make a cash payment to Sirius for the aforementioned $12.5 million development milestone in the fourth quarter of 2026.

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

Research and development costs under the Sirius Agreement related to the Sirius Collaboration Products were $5.4 million and $10.4 million for the three and nine months ended September 30, 2026, respectively, and were net of $0.6 million and $1.3 million in reimbursements from Sirius, respectively. Research and development costs under the Sirius Agreement related to the siRNA Licensed Products were not material for the three and nine months ended September 30, 2026. Research and development costs under the Sirius Agreement were not material for the three and nine months ended September 30, 2025.

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

Letters of Credit

The Company had restricted cash of $8.0 million and $11.5 million as of September 30, 2026 and December 31, 2025, respectively, representing letters of credit securing the Company’s obligations under certain leased facilities. The letters of credit are secured by cash held in a restricted depository account, with $0.4 million and $3.9 million included in “Prepaid expenses and other current assets” and $7.6 million included in “Restricted cash” on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

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

In 2025, a third-party licensor formally engaged with the Company regarding certain matters under its intellectual property contracts with the Company that may lead to further actions that could result in additional amounts being owed by the Company to such third party. The Company determined that it was probable that a loss was incurred as of December 31, 2025 and, based on the Company’s best estimate of the loss, the Company recorded incremental research and development expenses of $13.0 million in the fourth quarter of 2025. The total liability associated with the contingent loss as of December 31, 2025 was $14.5 million. The Company reassessed the liability in 2026 and recorded incremental research and development expenses of $3.8 million in the second quarter of 2026. The total liability associated with the contingent loss as of September 30, 2026 was $18.2 million. The liability is primarily included within other current liabilities on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The Company is unable to provide an estimate of a range of loss, and the ultimate resolution of the matter could result in a material charge in excess of the amount accrued as of September 30, 2026. The Company will reassess the contingent liability and matters relating thereto as necessary or appropriate.

Vertex is eligible to receive up to $395.0 million in potential specified research, development, regulatory and commercial milestones and tiered single-digit percentage royalties on future net sales related to a specified target under an amendment to the 2015 Collaboration Agreement (as such term is defined in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). In addition, Vertex has the option to conduct research at its own cost in certain defined areas that, if beneficial to a program under the Vertex Hemoglobinopathy Agreements and the applicable product ultimately achieves regulatory approval, could result in the Company owing Vertex certain milestone payments aggregating to high eight digits, subject to certain limitations on the profitability of the program.

Under the A&R Vertex JDCA for 2022, 2023 and 2024, the Company had an option to defer a portion of its share of costs if spending on the CASGEVY program exceeded specified amounts, which the Company exercised in each such year, resulting in deferred costs of $221.8 million, in the aggregate. Any deferred amounts under the A&R Vertex JDCA are only payable to Vertex as an offset against future profitability of the CASGEVY program and the amounts payable are capped at a specified maximum amount per year. These deferred costs on the CASGEVY program will be recognized by the Company when recoverability of such deferred amounts by Vertex is probable and the amount can be reasonably estimated. As of September 30, 2026, no contingent payments have been accrued to date.

The Company may be required to make future potential payments to Sirius under the Sirius Agreement defined and described in Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Potential payments to Sirius include (i) up to $20.0 million in Sirius Option Payments, (ii) up to $300.0 million in certain specified future development, regulatory and sales milestones for the first siRNA Licensed Product relating to each licensed target to achieve the applicable milestones, as well as tiered royalty payments in the mid-single digits to low double digits range on future sales of a commercialized siRNA Licensed Product, and (iii) up to $75.0 million in certain specified future development and regulatory milestones related to the Sirius Collaboration Products. In the third quarter of 2026, the first development milestone under the Sirius Agreement was satisfied with the completion of patient enrollment for both of the first Phase II clinical trials for the Sirius Collaboration Products. As a result, the Company recognized $12.5 million of acquired in-process research and development expense associated with this milestone for the three and nine months ended September 30, 2026 in the condensed consolidated statements of operations and comprehensive loss, with $12.5 million included in accrued expenses on the condensed consolidated balance sheets as of September 30, 2026. As of September 30, 2026, no other contingent payments have been accrued to date.

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

Additional Information Related to the Notes

The outstanding balances of the Notes consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Principal	$600,000	$—
Unamortized debt discount and issuance costs	(13,066)	—
Net carrying amount	$586,934	$—

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Contractual interest expense	$2,596	$—	$5,625	$—
Amortization of debt discount and issuance costs	737	—	1,584	—
Total interest and amortization expense	$3,333	$—	$7,209	$—
Effective interest rate	2.2%	—	2.2%	—

Cash paid for interest on the Notes was $4.8 million for the three and nine months ended September 30, 2026. As of September 30, 2026, interest payable on the Notes was $0.9 million. There was no interest payable on the Notes as of December 31, 2025. Such amounts are included in “Other current liabilities” in the Company’s condensed consolidated balance sheets.

9. Share Capital

All of the Company’s common shares are authorized under Swiss corporate law with a nominal value of 0.03 CHF per share. Though the nominal value of common shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the condensed consolidated financial statements.

As of September 30, 2026, the Company’s share capital consists of 98,599,444 registered common shares with a nominal value of CHF 0.03 per share, 9,366,947 registered common shares reserved for potential issuance of bonds or similar instruments and 17,686,403 registered common shares reserved for the Company’s employee equity incentive plans. In addition, the Board of Directors is authorized to conduct one or more increases of the share capital at any time until June 8, 2028, or the expiration of the capital band if earlier, up to an upper limit of CHF 3,521,838.51 by issuing a corresponding number of registered shares with a nominal value of CHF 0.03 each to be fully paid in. As of September 30, 2026, the number of shares that may be issued under the capital band is 18,795,173 registered common shares.

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

For the three and nine months ended September 30, 2025, the Company issued and sold an aggregate of 4.9 million and 5.1 million common shares, respectively, under the 2021 ATM at an average price of $57.50 and $57.39 per share, respectively, for aggregate proceeds of $278.1 million and $286.8 million, respectively, which were net of equity issuance costs of $3.6 million and $3.7 million, respectively, excluding stamp taxes of $2.8 million and $2.9 million, respectively.

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

No common shares were issued and sold under the 2025 ATM for the three and nine months ended September 30, 2026. As of September 30, 2026, the Company has issued and sold an aggregate of 0.7 million common shares under the 2025 ATM at an average price of $60.81 per share for aggregate proceeds of $42.3 million, which is net of equity issuance costs of $0.5 million, excluding stamp taxes of $0.4 million. Common shares having aggregate gross proceeds up to $557.2 million remain available under the 2025 ATM.

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

10. Stock-based Compensation

During the three and nine months ended September 30, 2026 and 2025, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$8,118	$7,578	$23,812	$25,115
General and administrative	9,843	9,026	27,789	29,308
Total	$17,961	$16,604	$51,601	$54,423

Stock option activity

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2025	6,747,835	$56.82
Granted	908,831	47.88
Exercised	(457,074)	39.92
Cancelled or forfeited	(552,393)	65.12
Outstanding at September 30, 2026	6,647,199	$56.07
Exercisable at September 30, 2026	4,770,798	$57.95
Vested and expected to vest at September 30, 2026	6,647,199	$56.07

As of September 30, 2026, total unrecognized compensation expense related to stock options was $56.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.

Restricted stock activity

The following table summarizes restricted stock activity for the nine months ended September 30, 2026:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2025	1,965,567	$52.16
Granted	709,456	48.48
Vested	(477,357)	53.99
Cancelled or forfeited	(221,467)	51.27
Unvested balance at September 30, 2026	1,976,199	$50.49

As of September 30, 2026, total unrecognized compensation expense related to unvested restricted common shares was $74.0 million, which the Company expects to recognize over a remaining weighted-average vesting period of 2.4 years.

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

The Company did not include the securities in the following table in the computation of the net loss per share calculations for the three and nine months ended September 30, 2026 and 2025 because the effect would have been anti-dilutive during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding options	6,647,199	6,730,917	6,647,199	6,730,917
Unvested restricted common shares	1,976,199	2,040,729	1,976,199	2,040,729
ESPP	5,179	5,829	5,179	5,829
Assumed conversion of the Notes	7,837,020	—	7,837,020	—
Total	16,465,597	8,777,475	16,465,597	8,777,475

12. Income Taxes

During the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $0.1 million and $1.9 million, respectively, representing an effective tax rate of (0.1%) and (0.6%), respectively. During the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $0.6 million and $3.0 million, respectively, representing an effective tax rate of (0.6%) and (0.7%), respectively. The income tax provision for the three and nine months ended September 30, 2026 is primarily attributable to the income generated by the Company’s U.S. subsidiaries. The difference in the statutory tax rate and effective tax rate is primarily a result of the jurisdictional mix of earnings, research credits generated, and the valuation allowance recorded against certain deferred tax assets. The Company maintains a valuation allowance against certain deferred tax assets that are not more-likely-than-not realizable.

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

The following table illustrates information about segment revenue, significant segment expenses and segment operating loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$12,323	$—	$23,323	$—
Grant revenue	346	889	985	2,646
Less[1]:
Research and development expense[2]	56,231	48,298	166,967	167,863
Acquired in-process research and development[3]	11,675	—	14,148	96,253
General and administrative expense[4]	5,898	5,749	18,450	19,106
Collaboration expense, net - Vertex[5]	41,284	57,115	127,505	159,777
Collaboration expense, net - Sirius[6]	5,427	767	10,380	1,267
Stock-based compensation expense	17,961	16,604	51,601	54,423
Depreciation expense	4,238	4,415	12,819	13,764
Other segment items[7]	(18,608)	(25,618)	(52,040)	(58,821)
Segment net loss	(111,437)	(106,441)	(325,522)	(450,986)
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—	—	—
Consolidated net loss	(111,437)	(106,441)	(325,522)	(450,986)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) Research and development expense for the three and nine months ended September 30, 2026 excludes $8.1 million and $23.8 million of stock-based compensation expense, respectively, and $2.1 million and $6.5 million of depreciation expense, respectively. Research and development expense for the three and nine months ended September 30, 2025 excludes $7.6 million and $25.1 million of stock-based compensation expense, respectively, and $2.3 million and $7.0 million of depreciation expense, respectively. Research and development expense for the periods presented also excludes costs related to the Sirius Agreement, described further below.

(3) Acquired in-process research and development expense for the three and nine months ended September 30, 2026 was $11.7 million and $14.1 million, respectively, and primarily consisted of a development milestone under the Sirius Agreement that was recognized in the third quarter of 2026. Acquired in-process research and development expenses for the nine months ended September 30, 2025 were attributable to the costs incurred upon entering the Sirius Agreement during the second quarter of 2025, as described in Note 6.

(4) General and administrative expense for the three and nine months ended September 30, 2026 excludes $9.8 million and $27.8 million of stock-based compensation expense, respectively, and $2.1 million and $6.4 million of depreciation expense, respectively. General and administrative expense for the three and nine months ended September 30, 2025 excludes $9.0 million and $29.3 million of stock-based compensation expense, respectively, and $2.2 million and $6.7 million of depreciation expense, respectively.

(5) Collaboration costs specific to the Vertex Hemoglobinopathy Agreements (as defined in Note 6) accounted for under ASC 808 are presented within “collaboration expense, net” in the condensed consolidated statements of operations and comprehensive loss.

(6) In the second quarter of 2025, the Company entered into the Sirius Agreement (as defined in Note 6). Collaboration costs, net of reimbursements, related to the Sirius Collaboration Products under the Sirius Agreement are presented within “research and development expense” in the condensed consolidated statements of operations and comprehensive loss. In the first quarter of 2026, the significant expense categories reviewed by the CODM were updated to include collaboration costs, net of reimbursements, associated with the Sirius Collaboration Products. As a result, the Company recast segment amounts for the three and nine months ended September 30, 2025 to reflect the updated significant expense categories.

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

In 2023, CASGEVY became the first-ever approved CRISPR-based gene-editing therapy in the world. To date, CASGEVY has been approved in multiple jurisdictions, including the United States, European Union, and certain countries in the Middle East, including the Kingdom of Saudi Arabia, for the treatment of eligible patients 12 years and older with SCD or TDT. Additionally, CASGEVY has been approved for use in younger children in select jurisdictions, including in the United States, United Kingdom and certain countries in the Middle East. We and Vertex continue to investigate CASGEVY in clinical trials, including in long-term follow-up clinical trials designed to follow participants for up to 15 years after CASGEVY infusion. Overall, CASGEVY safety data presented to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning. Efficacy data presented to date support the profile of this therapy as a potential one-time functional cure for people with severe SCD and TDT.

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

Our in vivo portfolio includes cardiovascular programs, such as CTX310, CTX340 and CTX460.

CTX310, directed towards angiopoietin-related protein 3, or ANGPLT3, is currently in an ongoing Phase 1 clinical trial in patients with heterozygous familial hypercholesterolemia, homozygous familial hypercholesterolemia, mixed dyslipidemias, or severe hypertriglyceridemia, or sHTG. In August 2026, we presented Phase 1a durability data for CTX310 in a late-breaking session at the European Society of Cardiology Congress 2026 and simultaneously published in The New England Journal of Medicine. A single-course treatment with CTX310 produced durable reductions in circulating ANGPTL3, triglycerides, or TG, and low-density lipoprotein, or LDL, that were sustained through one year of follow-up. At the highest dose, mean reductions from baseline were 79% (maximum 89%) for ANGPTL3, 48% (maximum 78%) for TG, and 53% (maximum 84%) for LDL-C in a mixed patient cohort with high triglycerides, high LDL-C, or both. In the Phase 1a, CTX310 was well tolerated with no treatment-related serious adverse events. CTX310 has been granted regenerative medicine advanced therapy designations by the U.S. Food and Drug Administration, or FDA, for the treatment of sHTG and for the treatment of patients with elevated LDL-C.

CTX340, directed towards angiotensinogen, and CTX460, directed towards SERPINA1 using our proprietary SyNTase editing platform, are in Phase 1 clinical trials in patients for the treatment of refractory hypertension and in patients for the treatment of alpha-1 antitrypsin deficiency, respectively.

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

CTX611 is in ongoing Phase 2 clinical trials, including in patients undergoing total knee arthroplasty, which recently completed enrollment.

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

In autoimmune disease, zugo-cel is being investigated in three ongoing Phase 1 clinical trials designed to assess the safety and efficacy of the product candidate in adult patients across multiple indications, including an initial clinical trial in systemic lupus erythematosus, or SLE, systemic sclerosis, and inflammatory myositis; a second clinical trial in immune thrombocytopenia purpura and warm autoimmune hemolytic anemia; and a third clinical trial in autoimmune neurologic diseases, including progressive multiple sclerosis, neuromyelitis optica spectrum disorder, myelin oligodendrocyte glycoprotein antibody-associated Disease (MOGAD), N-methyl-D-aspartate receptor (NMDAR) and leucine-rich glioma-inactivated Protein 1 (LGI1) autoimmune encephalitis and stiff person syndrome.

In immuno-oncology, the Phase 1/2 clinical trial in adult patients with relapsed or refractory B-cell malignancies who have received at least two prior lines of therapy is ongoing. Eligible disease subtypes include large B-cell lymphoma, or LBCL, follicular lymphoma grade 1-3a, marginal zone lymphoma, and mantle cell lymphoma. We have also established a collaboration and clinical supply agreement with Eli Lilly to evaluate zugo-cel together with pirtobrutinib in aggressive B-cell lymphomas. Zugo-cel has been granted regenerative medicine advanced therapy designation by the FDA for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma.

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

Revenue Recognition

We have not generated any revenue to date from sales of any wholly-owned product and do not expect to do so in the near future. Revenue recognized for the three and nine months ended September 30, 2026 was $12.7 million and $24.3 million, respectively, and primarily related to $12.3 million of previously deferred collaboration revenue under an amendment to the 2015 Collaboration Agreement with Vertex recognized in the third quarter of 2026, as well as an upfront payment on an immaterial license and collaboration agreement entered into during the second quarter of 2026. Revenue for the three and nine months ended September 30, 2025 was not material. For additional information about our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026, as well as Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
•
research, development and commercialization costs under the Sirius Agreement, including the related impact of cost sharing for the Sirius Collaboration Products;
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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Period to Period
	2026	2025	Change
Revenue:
Collaboration revenue	$12,323	$—	$12,323
Grant revenue	346	889	(543)
Total revenue	12,669	889	11,780
Operating expenses:
Research and development	71,888	58,902	12,986
Acquired in-process research and development	11,675	—	11,675
General and administrative	17,867	16,931	936
Collaboration expense, net	41,284	57,115	(15,831)
Total operating expenses	142,714	132,948	9,766
Loss from operations	(130,045)	(132,059)	2,014
Other income, net	18,682	26,237	(7,555)
Loss before income taxes	(111,363)	(105,822)	(5,541)
Provision for income taxes	(74)	(619)	545
Net loss	$(111,437)	$(106,441)	$(4,996)

Collaboration Revenue

Collaboration revenue was $12.3 million for the three months ended September 30, 2026 and was primarily related to $12.3 million in previously deferred collaboration revenue recognized under an amendment to the 2015 Collaboration Agreement with Vertex during the third quarter of 2026. There was no collaboration revenue for the three months ended September 30, 2025. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on significant collaborative arrangements.

Research and Development Expenses

Research and development expenses were $71.9 million for the three months ended September 30, 2026, compared to $58.9 million for the three months ended September 30, 2025. The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Period to Period
	2026	2025	Change
External research and development expenses	$25,123	$14,908	$10,215
Employee-related expenses	11,169	13,871	(2,702)
Facility expenses	22,509	21,629	880
Stock-based compensation expenses	8,118	7,577	541
Sublicense and license fees	4,498	849	3,649
Other expenses	471	68	403
Total research and development expenses	$71,888	$58,902	$12,986

The increase of approximately $13.0 million was primarily attributable to an increase in external research and development expenses and sublicense and license fees, offset by a decrease in employee-related costs.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $11.7 million for the three months ended September 30, 2026 and primarily consisted of a development milestone under the Sirius Agreement that was recognized in the third quarter of 2026. No acquired in-process research and development expenses were recognized for the three months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses were $17.9 million for the three months ended September 30, 2026, compared to $16.9 million for the three months ended September 30, 2025.

Collaboration Expense, Net

Collaboration expense, net, was $41.3 million for the three months ended September 30, 2026, compared to $57.1 million for the three months ended September 30, 2025. The decrease was primarily attributable to an increase in our share of CASGEVY revenue.

Other Income, Net

Other income was $18.7 million for the three months ended September 30, 2026, compared to other income of $26.2 million for the three months ended September 30, 2025. The decrease of approximately $7.5 million in other income was primarily due to interest expense on the Notes, as well as the change in fair value of corporate equity securities during the three months ended September 30, 2026.

Comparison of the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Period to Period
	2026	2025	Change
Revenue:
Collaboration revenue	$23,323	$—	$23,323
Grant revenue	985	2,646	(1,661)
Total revenue	24,308	2,646	21,662
Operating expenses:
Research and development	207,614	201,280	6,334
Acquired in-process research and development	14,148	96,253	(82,105)
General and administrative	52,603	55,143	(2,540)
Collaboration expense, net	127,505	159,777	(32,272)
Total operating expenses	401,870	512,453	(110,583)
Loss from operations	(377,562)	(509,807)	132,245
Other income, net	53,913	61,841	(7,928)
Loss before income taxes	(323,649)	(447,966)	124,317
Provision for income taxes	(1,873)	(3,020)	1,147
Net loss	$(325,522)	$(450,986)	$125,464

Collaboration Revenue

Collaboration revenue was $23.3 million for the nine months ended September 30, 2026 and was primarily related to $12.3 million in previously deferred collaboration revenue recognized under an amendment to the 2015 Collaboration Agreement with Vertex during the third quarter of 2026, as well as an upfront payment received as part of an immaterial license and collaboration agreement entered into during the second quarter of 2026. There was no collaboration revenue for the nine months ended September 30, 2025. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on significant collaboration agreements.

Research and Development Expenses

Research and development expenses were $207.6 million for the nine months ended September 30, 2026, compared to $201.3 million for the nine months ended September 30, 2025. The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Period to Period
	2026	2025	Change
External research and development expenses	$67,410	$53,593	$13,817
Employee-related expenses	37,889	50,571	(12,682)
Facility expenses	66,451	68,853	(2,402)
Stock-based compensation expenses	23,812	25,115	(1,303)
Sublicense and license fees	11,242	2,376	8,866
Other expenses	810	772	38
Total research and development expenses	$207,614	$201,280	$6,334

The increase of approximately $6.3 million was primarily attributable to an increase in external research and development expenses and sublicense and license fees, offset by a decrease in employee-related costs, including stock-based compensation expenses.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $14.1 million for the nine months ended September 30, 2026, compared to $96.3 million for the nine months ended September 30, 2025. Acquired in-process research and development expenses for the nine months ended September 30, 2026 primarily consisted of a development milestone under the Sirius Agreement that was recognized in the third quarter of 2026. Acquired in-process research and development expenses for the nine months ended September 30, 2025 were attributable to the costs incurred upon entering the Sirius Agreement during the second quarter of 2025. Please refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the Sirius Agreement.

General and Administrative Expenses

General and administrative expenses were $52.6 million for the nine months ended September 30, 2026, compared to $55.1 million for the nine months ended September 30, 2025. The decrease of approximately $2.5 million was primarily associated with a decrease in employee-related costs, including stock-based compensation expenses, as well as a decrease in consulting costs.

Collaboration Expense, Net

Collaboration expense, net, was $127.5 million for the nine months ended September 30, 2026, compared to $159.8 million for the nine months ended September 30, 2025. The decrease was primarily attributable to an increase in our share of CASGEVY revenue.

Other Income, Net

Other income was $53.9 million for the nine months ended September 30, 2026, compared to $61.8 million of income for the nine months ended September 30, 2025. The decrease of approximately $7.9 million was primarily due to interest expense on the Notes during the nine months ended September 30, 2026.

Liquidity and Capital Resources

We have predominantly incurred losses and cumulative negative cash flows from operations since our inception. As of September 30, 2026, we had $2,276.6 million in cash, cash equivalents and marketable securities, of which approximately $308.6 million was held outside of the United States, and an accumulated deficit of $2,273.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect to continue to incur research and development costs and general and administrative expenses consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

For the three and nine months ended September 30, 2025, we issued and sold an aggregate of 4.9 million and 5.1 million common shares, respectively, under the 2021 ATM at an average price of $57.50 and $57.39 per share, respectively, for aggregate proceeds of $278.1 million and $286.8 million, respectively, which were net of equity issuance costs of $3.6 million and $3.7 million, respectively, excluding stamp taxes of $2.8 million and $2.9 million, respectively.

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

No common shares were issued and sold under the 2025 ATM for the three and nine months ended September 30, 2026. As of September 30, 2026, we have issued and sold an aggregate of 0.7 million common shares under the 2025 ATM at an average price of $60.81 per share for aggregate proceeds of $42.3 million, which is net of equity issuance costs of $0.5 million, excluding stamp taxes of $0.4 million. Common shares having aggregate gross proceeds up to $557.2 million remain available under the 2025 ATM.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods below (in thousands):

	Nine Months Ended September 30,		Period to Period
	2026	2025	Change
Net cash used in operating activities	$(282,079)	$(252,461)	$(29,618)
Net cash used in investing activities	(480,488)	(69,004)	(411,484)
Net cash provided by financing activities	603,542	309,612	293,930
Effect of exchange rate changes on cash	(20)	94	(114)
Net decrease in cash	$(159,045)	$(11,759)	$(147,286)

Operating Activities

Net cash used in operating activities was $282.1 million for the nine months ended September 30, 2026, compared to $252.5 million for the nine months ended September 30, 2025. The $29.6 million increase in net cash used in operating activities was primarily driven by acquired in-process research and development related to the Sirius Agreement in 2025 and the timing of receipt of a $25.0 million milestone payment from Vertex which was paid in the first quarter of 2025, offset by a decrease in net loss of approximately $125.5 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $480.5 million, compared to net cash used in investing activities of $69.0 million for the nine months ended September 30, 2025. The increase in net cash used in investing activities was primarily driven by a net increase in purchases of our marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $603.5 million, compared with $309.6 million for the nine months ended September 30, 2025. Net cash provided by financing activities for the nine months ended September 30, 2026 consisted primarily of $585.4 million in net proceeds from the issuance of the Notes in March 2026 and was offset by a decrease of $287.3 million in proceeds from the issuance of common shares.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2026 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026, with the exception of the new policy with respect to convertible debt described below.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $2,276.6 million, primarily invested in U.S. treasury securities and government agency securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Inflation

Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) Not applicable.

(c) From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2026, none of our officers and directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

Exhibit Number	Description of Document

10.1#

Employment Agreement, dated October 19, 2026, by and between CRISPR Therapeutics, Inc. and Andrew J. Silver (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2026).

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

CRISPR Therapeutics AG

Dated: November 2, 2026	By:	/s/ Samarth Kulkarni
Samarth Kulkarni, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2026	By:	/s/ Andrew J. Silver
Andrew J. Silver
Chief Financial Officer
(Principal Financial Officer)